Form 10-K
period 2001-12-31
AMERICAN PHARMACEUTICAL PARTNERS INC /CA/
filed 2002-04-01
CIK 1141399

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-31781

                     AMERICAN PHARMACEUTICAL PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                68-0389419
        (State of Incorporation)            (I.R.S. Employer Identification No.)

 11777 SAN VICENTE BOULEVARD, SUITE 550
          LOS ANGELES, CA 90049                       (310) 826-8505
(Address of principal executive offices,       (Registrant's telephone number,
          including zip code)                       including area code)


        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    As of March 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $298,228,000 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market on such date.

    As of March 25, 2002, the Registrant had 49,735,063 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of this report on form 10-K.

================================================================================

                     AMERICAN PHARMACEUTICAL PARTNERS, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.      Business                                                          3

Item 2.      Properties                                                       21

Item 3.      Legal Proceedings                                                21

Item 4.      Submission of Matters to a Vote of Security Holders              21

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related                22
             Stockholder Matters

Item 6.      Selected Financial Data                                          23

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              25

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk       31

Item 8.      Financial Statements and Supplementary Data                      31

Item 9.      Changes in and Disagreements With Accountants on Accounting      52
             and Financial Disclosure

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant               53

Item 11.     Executive Compensation                                           53

Item 12.     Security Ownership of Certain Beneficial Owners and Management   53

Item 13.     Certain Relationships and Related Transactions                   53

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K   54

             Signatures                                                       56

                                     PART I

ITEM 1.   BUSINESS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

     o    the impact of competitive products and pricing;

     o the availability and pricing of raw materials and components used in the manufacture of our pharmaceutical products;

     o the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

     o the acceptance of and demand for our existing and new pharmaceutical products;

     o the impact of laws and regulations, and their interpretations, which govern or affect the pharmaceutical industry;

     o the impact of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

     o the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

     o the actual results achieved in the Phase III clinical trials for ABI-007;

     o    the timing of the completion of Phase III trials for ABI-007;

     o    licenses or acquisitions; and

     o    relationships and agreements with other parties.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "continue", and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in BUSINESS: FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2002.

OVERVIEW

We are a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We currently produce over 100 generic injectable pharmaceutical products in more than 300 dosages and formulations. Our primary focus is in the oncology, anti-infective and critical care markets, and we believe that we offer one of the most comprehensive generic injectable product portfolios in the pharmaceutical industry across these therapeutic categories. We manufacture products in all three of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. In November 2001, we obtained the exclusive North American rights to manufacture and sell ABI-007, a proprietary injectable oncology product candidate that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol, the world's top selling cancer drug. A multi-center Phase III clinical trial has commenced for ABI-007 for the treatment of metastatic breast cancer, or breast cancer that has spread to other parts of the body.

Our products are generally used in hospitals, long-term care facilities, alternate care sites, and clinics. Unlike the retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations, or GPOs. GPOs enter into collective purchasing agreements with pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their members.

We were incorporated in Delaware in 2001, as successor to a California corporation formed in 1996.

OUR STRATEGY

Our goal is to become an industry leader in the development, manufacture, sale and distribution of injectable pharmaceutical products. The key elements of our strategy include:

     o CONTINUE TO FOCUS ON HIGHER-MARGIN OPPORTUNITIES. We believe there continue to be significant opportunities for growth driven by an increasing number of patent expirations for proprietary injectable pharmaceutical products. We will continue to target products where additional generic competition is likely to be limited because of complexities in product development, the need for specialized manufacturing capabilities and the need for raw materials that are difficult to obtain. In particular, we will continue to focus on product opportunities in the oncology, anti-infectives and critical care markets, where we can utilize the manufacturing facilities that we already have in place.

     o CONTINUE TO FOCUS ON GPO RELATIONSHIPS. We will continue to focus on maintaining strong relationships with the leading GPOs in the United States. Much of our growth to date has resulted from increased penetration of our existing products into hospitals that are members of the largest GPOs. These relationships are key to ensuring a market for the products we develop and thus enable us to invest aggressively in new product development.

     o PURSUE PROPRIETARY PHARMACEUTICAL PRODUCT OPPORTUNITIES IN OUR FOCUS THERAPEUTIC AREAS. We intend to acquire or license rights to proprietary injectable pharmaceutical products in our focus therapeutic areas, allowing us to enhance our market presence and visibility, as well as our revenue growth and profitability. We intend to take advantage of our manufacturing and marketing resources in oncology, anti-infectives and critical care by entering into development and marketing collaborations with companies that are developing proprietary products.

     o COMPLEMENT INTERNAL GROWTH WITH STRATEGIC ACQUISITIONS. We believe opportunities exist for us to enhance our competitive position by acquiring companies with complementary products and technologies. We also intend to invest in or acquire additional manufacturing capacity to meet projected increased demand for our current and future products.

OUR PRODUCTS

   INJECTABLE ONCOLOGY PRODUCTS

We presently market eleven injectable oncology products. According to IMS Health, Inc., a market research firm, we were the market leader for four of these products in terms of units sold for 2001, selling more units than the innovator and all generic competitors. Our injectable oncology products generated net sales of approximately $31.2 million in 2001, which represented approximately 16% of our total net sales for that year.

Our oncology products include:

CISPLATIN. Cisplatin is a chemotherapy agent used alone or in combination with other agents to treat metastatic testicular or ovarian cancer, Hodgkin's disease, non-Hodgkin's lymphoma, brain tumors, cancer of the nervous system and head, neck, bone, cervical, lung and bladder cancer. Bristol-Myers Squibb originally marketed cisplatin under the brand name Platinol. Together with several other companies, we prevailed in a lawsuit invalidating Bristol-Myers' patent covering this product in October 1999 and the FDA granted us 180 days of market exclusivity when we launched cisplatin in November 1999. We are currently one of five producers of cisplatin competing for market share. According to IMS, we were the market leader for cisplatin in terms of units sold in 2001.

DACARBAZINE. Dacarbazine is a chemotherapy agent used alone or in combination with other agents to treat Hodgkin's disease, cancer of the nervous system, soft-tissue sarcoma and malignant skin, islet cell and thyroid cancer. Bayer AG originally marketed dacarbazine under the brand name DTIC-Dome. According to IMS, we sold the largest number of units of dacarbazine in 2001 of any manufacturer.

MESNA. Mesna is used to treat the side effects associated, and is currently sold together with the chemotherapy drug ifosfamide. Bristol-Myers originally marketed mesna under the brand name Mesnex. We currently are one of only two generic companies who have received approval from the FDA to sell mesna. We launched this product in May 2001.

   INJECTABLE ANTI-INFECTIVE PRODUCTS

We market 15 injectable anti-infective products. According to IMS, we were the market leader for five of our injectable anti-infective products in terms of units sold during 2001. Our injectable anti-infective products generated net sales of approximately $54.7 million in 2001, which represented approximately 28% of our total net sales for that year.

We believe we offer one of the most comprehensive portfolios of injectable anti-infective products, including six different classes of antibiotics. We own and operate one of only two dedicated manufacturing facilities in the United States for generic cephalosporins. We currently are the only generic competitor offering first-generation, second-generation and third generation cephalosporins. Dedicated facilities are required by the FDA for the manufacture of cephalosporins. According to IMS, the markets for second and third generation cephalosporins were approximately $100 million and $800 million, respectively, in 2001.

Our anti-infective products include:

VANCOMYCIN. Vancomycin is an antibiotic used to treat some types of Staph or Strep infections, particularly in-patients who are allergic to penicillins or cephalosporins, and other infections. Eli Lilly originally marketed vancomycin under the brand name Vancocin HCL. We currently are one of five competitors for injectable vancomycin. We are the only generic competitor to offer a 10-gram formulation of this antibiotic. According to IMS, we sold the second largest number of units of vancomycin in 2001.

DOXYCYCLINE. Doxycycline is an antibiotic used to treat anthrax, Rocky Mountain Spotted Fever, typhus and mycoplasma pneumonia. Pfizer, Inc. originally marketed doxycycline under the brand name Vibramycin. We currently manufacture and distribute nearly all of the injectable doxycycline sold in North America.

CEFOTAXIME. Cefotaxime is a broad spectrum antibiotic in the third-generation cephalosporin class of antibiotics. It is used to treat intra-abdominal infections such as peritonitis, central nervous system infections including meningitis, lower respiratory tract, genitourinary, and gynecological infections, bacteremia and septicemia, and infections of the skin, bone and joints. Abbott Laboratories originally marketed this drug under the brand name Claforan. We initially introduced cefotaxime on a limited basis in September 2001, and conducted a full launch of the product in February 2002.

GENTAMICIN. Gentamicin is an antibiotic used to treat endocarditis, septicemia and bacterial, bone, respiratory tract, soft tissue, urinary tract and other infections. Schering-Plough originally marketed gentamicin under the brand name Garamycin. We currently are one of six competitors for gentamicin. According to IMS, we sold the second largest number of units of injectable gentamicin during 2001.

   INJECTABLE CRITICAL CARE PRODUCTS

We market 62 injectable critical care products. According to IMS, we were the market leader for seven of our injectable critical care products in terms of units sold in 2001. Our injectable critical care products generated net sales of approximately $100.4 million in 2001, which represented approximately 52% of our total net sales for that year.

Our critical care products include:

HEPARIN. Injectable heparin is a blood thinner used to prevent and treat blood clotting, especially in patients during and after surgery. We manufacture one of the most comprehensive lines of injectable heparin. We currently are one of seven competitors for injectable heparin and are one of only two companies currently selling beef lung heparin. According to IMS, we sold the third largest number of units of injectable heparin during 2001.

OXYTOCIN. Oxytocin is used to induce labor at term and control postpartum bleeding. Wyeth-Ayerst originally marketed oxytocin under the brand name Pitocin. We are currently the only manufacturer of generic oxytocin. According to IMS, we were the market leader for oxytocin in terms of units sold in 2001.

HALOPERIDOL DECANOATE. Haloperidol is an antipsychotic agent used to treat psychoses, Tourette's Syndrome and severe behavioral problems in children. Ortho-McNeil Pharmaceuticals originally marketed haloperidol decanoate under the brand name Haldol Decanoate.

GENERIC INJECTABLE PHARMACEUTICALS UNDER DEVELOPMENT

Since our acquisition of the Fujisawa generic business in 1998, which included seven abbreviated new drug applications, or ANDAs, that were pending with the FDA, we have filed a total of 26 ANDAs for injectable product candidates with the FDA and received a total of 26 new generic product approvals. In the year ended December 31, 2001, we received 13 ANDA approvals and had an additional 14 ANDAs pending with the FDA. We have over 50 product candidates under development, including 17 oncology, 18 anti-infective and 17 critical care products.

PROPRIETARY INJECTABLE PRODUCT

   ABI-007, A PROPRIETARY INJECTABLE ONCOLOGY PRODUCT CANDIDATE

We have licensed ABI-007, a patented formulation of paclitaxel, from American BioScience, Inc. (ABI). Paclitaxel is the active ingredient in Taxol, the world's largest selling cancer drug marketed by Bristol-Myers. A multi-center Phase III clinical trial has commenced for ABI-007 for the treatment of metastatic breast cancer.

Many oncology drugs, including paclitaxel, are water insoluble and thus often require toxic solvents to formulate the drugs for injection. Taxol and its generic equivalents contain the toxic solvent Cremaphor. The toxicity of Cremaphor limits the dose of Taxol that can be administered, potentially limiting the efficacy of the drug. Furthermore, patients receiving Taxol require pre-medication with steroids to prevent the toxic side effects associated with Cremaphor and, in some cases, require a growth factor such as G-CSF to overcome low white blood cell levels resulting from chemotherapy. The FDA-approved dose of Taxol is 135-175 mg/m/2/, administered over three to 24 hours using specialized intravenous tubing. Despite the difficulties associated with administration and serious dose-limiting toxicities, it is estimated that approximately $1.5 billion of Taxol and its generic equivalents were sold in 2001.

ABI-007 utilizes a proprietary nanoparticle drug delivery technology to encapsulate paclitaxel in albumin, a human protein found in blood. Because ABI-007 is not formulated with Cremaphor, we believe ABI-007 provides several advantages over Taxol and its generic equivalents, including:

     o    avoiding the need for steroid pre-medication

     o    reducing or eliminating the need for G-CSF support

     o    allowing for more rapid infusion, using standard intravenous tubing

Three Phase I studies to determine the maximum tolerated dose of ABI-007 have been completed and have found that ABI-007 can be tolerated at much higher doses than Taxol without the need for steroid pre-medication.

Enrollment has been completed for two multi-center Phase II trials, in which ABI-007 was administered at the current maximum FDA-approved dose of Taxol (175 mg/m/2) and at a much higher dose of 300 mg/m/2 over 30 minutes as mono-therapy, without steroid pre-medication, in patients with metastatic breast cancer. Data from these Phase II trials will be presented at the American Society of Clinical Oncology (ASCO) annual meeting in May 2002.

A randomized Phase III trial in breast cancer patients to directly compare ABI-007 with Taxol has been initiated and a number of treatment centers have begun patient enrollment. The actual results achieved in the Phase III clinical trials may not be reflective of the Phase I or Phase II clinical trial data, or may fail to demonstrate sufficient safety and efficacy required to obtain the necessary regulatory approvals or to warrant further product development.

In November 2001, we signed a license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABI-007 in North America, and have paid the up-front licensing fees under that agreement. This license is perpetual. American BioScience is responsible for substantially all costs associated with the development of ABI-007, except that we have agreed to provide up to $2 million of ABI-007 for use in clinical trials. The cost of the clinical product was charged to research and development expense in the year ended December 31, 2001. We are required to make milestone payments of up to (a) $60 million for indications relating to breast, ovarian and lung cancers and (b) $32.5 million for indications relating to prostate cancer and other indications agreed upon between American BioScience and us. We also may be required to make additional milestone payments, of up to an aggregate of $110 million, based upon the achievement of particular annual sales levels. Profits from any sales of ABI-007 shall be shared equally after deducting costs of goods sold, selling expenses and other appropriate deductions. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

In November 2001, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABI-007 for American BioScience and its licensees for sales outside North America during the term of the agreement. Under this agreement, we were granted the exclusive right to manufacture ABI-007 for sales in North America for a period of three years and the non-exclusive right to manufacture ABI-007 for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

RESEARCH AND DEVELOPMENT

We have approximately 57 employees dedicated to product development, including more than 20 employees with Ph.D.s, who have expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery. We operate a research and development facility in a building of approximately 140,000 square feet that we own in Melrose Park, Illinois.

We have made, and will continue to make, substantial investment in research and development. Research and development costs for the fiscal year ended December 31, 2001 were approximately $14.0 million, including stock-based compensation.

When developing new products, we consider a variety of factors, including:

     o    potential pricing and gross margins

     o    existing and potential market size

     o    our manufacturing capabilities and access to raw materials

     o    potential development and competitive challenges

     o whether these products complement our existing products and the opportunity to leverage these products with the development of additional products

SALES AND MARKETING

We employ a sales force comprised of 38 field sales and national accounts professionals, supported by our customer service and sales support groups. Our representatives have substantial injectable pharmaceutical sales experience.

We sell our products primarily to hospitals, long-term care facilities, alternate care sites, clinics and doctors who administer injectable products in their offices. Most purchases by these buyers are made through arrangements with GPOs, which negotiate collective purchasing agreements on behalf of their members, or through specialty distributors, which specialize in particular therapeutic categories such as oncology. We have relationships with all of the major GPOs in the United States, which we believe collectively account for over 95% of all hospital-based pharmaceutical purchases in the United States. We also have relationships with specialty distributors. Through these agreements, we believe we have access to nearly 100% of the buyers of injectable products in the United States.

We currently derive, and expect to continue to derive, a large percentage of our revenue from customers that have relationships with a small number of GPOs. Currently, less than ten GPOs control a large majority of sales to hospital customers. We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, Consorta, Inc., MedAssets Inc., Novation, LLC, Owen Healthcare, Inc., PACT, LLC and Premier Purchasing Partners, LP. In order to maintain these relationships, we believe we need to be reliable in terms of supply, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Most of our GPO agreements may be terminated on 60 or 90 days' notice.

Our international sales, outside U.S. and Canada, are approximately 1% of our total net sales.

COMPETITION

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Bedford Laboratories, Elkin-Sinn Laboratories, Sicor Inc. and Teva Pharmaceutical Industries Ltd. We have experienced additional competition from brand name competitors that have entered the generic pharmaceutical industry by creating generic subsidiaries, purchasing generic companies or licensing their products prior to or as their patents expire. Many pharmaceutical companies are developing, or have developed and are marketing, alternative formulations of paclitaxel, generic versions of Taxol and other cancer therapies that may compete directly or indirectly with ABI-007.

Revenue and gross profit derived from sales of generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic pharmaceuticals manufacturer to receive regulatory approval for generic versions of these products is generally able to achieve significant market penetration and higher margins. As competing generic manufacturers receive regulatory approvals on similar products, market share, revenue and gross profit typically decline. The level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is normally related to the number of competitors in that product's market and the timing of that product's regulatory approval and launch, in relation to competing approvals and launches. We must continue to develop and introduce new products in a timely and cost-effective manner and identify niche products with significant barriers to entry in order to maintain our revenue and gross margins.

REGULATORY CONSIDERATIONS

Proprietary and generic prescription pharmaceutical products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the Federal Food Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in foreign countries. FDA approval is required before any dosage form of any new unapproved drug, including a generic equivalent of a previously approved drug, can be marketed in the United States. All applications for FDA approval must contain information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

GENERIC DRUG APPROVAL

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established abbreviated FDA approval procedures for those proprietary drugs that are no longer protected by patents and which are shown to be equivalent to previously approved proprietary drugs. Approval to manufacture these drugs is obtained by filing an abbreviated new drug application, or an ANDA. An ANDA is a comprehensive submission that must contain data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. As a substitute for clinical studies, the FDA may require data indicating that the ANDA drug formulation is equivalent to a previously approved proprietary drug. In order to obtain an ANDA approval of strength or dosage form that differs from the referenced brand name drug, an applicant must file and have granted an ANDA Suitability Petition. A product is not eligible for ANDA approval if it is not determined by the FDA to be equivalent to the referenced brand name drug or if it is intended for a different use. However, such a product might be approved under a New Drug Application, or an NDA, with supportive data from clinical trials.

One advantage of the ANDA approval process is that an ANDA applicant generally can rely upon equivalence data in lieu of conducting pre-clinical testing and clinical trials to demonstrate that a product is safe and effective for its intended use. We generally file ANDAs to obtain approval to manufacture and market our generic products. No assurance can be given that ANDAs submitted for our products will receive FDA approval on a timely basis, if at all.

NEW DRUG APPROVAL

The process required by the FDA before a new drug may be marketed in the United States generally involves:

     o    completion of pre-clinical laboratory and animal testing

     o submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin

     o performance of adequate and well-controlled human trials to establish the safety and efficacy of the proposed drug product's intended use

     o    submission to and approval by the FDA of an NDA

Clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

     o Phase I during which the drug is introduced into healthy human subjects or, on occasion, patients, and generally is tested for safety, stability, dose tolerance and metabolism

     o Phase II during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted diseases, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks

     o Phase III during which the clinical trial is expanded to a more diverse patient group in geographically dispersed trial sites to further evaluate clinical efficacy, optimal dosage and safety

The drug sponsor, the FDA or the Institutional Review Board at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

The results of product development, preclinical animal studies and human studies are submitted to the FDA as part of the NDA. The NDA also must contain extensive manufacturing information. The FDA may approve or disapprove the NDA if applicable FDA regulatory criteria are not satisfied or it may require additional clinical data. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards are not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer's activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

MANUFACTURING

Our manufacturing facilities are located in Melrose Park, Illinois and Grand Island, New York. These facilities, which include dedicated cephalosporin powder filling and oncolytic manufacturing suites, have in the aggregate approximately 277,000 square feet of manufacturing, packaging, laboratory, office and warehouse space.

We can produce a broad range of dosage formulations, including lyophilized products, liquids, both aseptically filled and terminally sterilized, and powders. We currently produce approximately 200 million vials per year.

In addition to manufacturing, we have fully integrated manufacturing support systems, including quality assurance, quality control, regulatory affairs and inventory control. These support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable services and goods to our customers on a timely basis.

We are required to comply with the applicable FDA manufacturing requirements contained in the FDA's current Good Manufacturing Practice, or GMP, regulations. GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Our manufacturing facilities must meet GMP requirements in order that we can manufacture our products. We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration and other authorities to assess our compliance with applicable regulations.

Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

RAW MATERIALS

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are currently available only from a limited number of sources. Additionally, our regulatory approvals for each particular product denote the raw materials and components, and the suppliers for such materials, we may use for that product. Even when more than one supplier exists, we may elect to list, and in some cases have only listed, one supplier in our applications with the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA. From time to time, it is necessary to maintain increased levels of certain raw materials due to the anticipation of raw material shortages and decreases in competition.

INTELLECTUAL PROPERTY

Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties will materially affect our ability to make, use or sell any products. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our or our licensors' products, product candidates or other technologies.

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. As of December 31, 2001, we owned three patents issued by the U.S. Patent and Trademark Office covering some processes used in the manufacture of our products. In addition, ABI-007 is covered by at least six issued patents owned by American BioScience relating to composition of matter, method of use and method of preparation.

Intellectual property protection is highly uncertain and involves complex legal and factual questions. Our patents and those for which we have or will license rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us.

Third-party patent applications and patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be enjoined from commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies to ours or our licensors.

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party's proprietary rights. U.S. Patent Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. We could incur substantial costs and our management's attention would be diverted if:

     o    patent litigation is brought by third parties

     o we participate in patent suits brought against or initiated by our licensors

     o    we initiate similar suits

     o    we participate in an interference proceeding

In addition, we may not prevail in any of these actions or proceedings.

EMPLOYEES

As of December 31, 2001, we had a total of 940 full-time employees, of which 57 were engaged in research and development, 690 were in manufacturing, 53 were in sales and marketing and 140 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers ("Executive Officers") and certain key employees of the Company as of March 29, 2002:

                  NAME             AGE                 POSITION
                  ----             ---                 --------

     Patrick Soon-Shiong, M.D.     49      President, Chief Executive Officer
                                           and Chairman

     Derek J. Brown                52      Co-Chief Operating Officer, Chief
                                           Financial Officer, Secretary and
                                           Director

     Jeffrey M. Yordon             53      Co-Chief Operating Officer and
                                           Director

     Jack C. Silhavy               45      Vice President and General Counsel

     Mitchall Clark                41      Vice President of Regulatory Affairs

     Mia Igyarto                   48      Vice President of Human Resources

     Rajesh Kapoor, Ph.D.          49      Vice President of Quality Assurance/
                                           Quality Control

     Thomas Shea                   63      Vice President of Corporate Marketing

     Dennis Szymanski, Ph.D.       51      Vice President of Product Development

     Sam Trippie                   61      Vice President of Manufacturing

     The following is a brief description of the capacities in which each of the Executive Officers and key employees has served during the past five years.

     PATRICK SOON-SHIONG, M.D. has served as President of the Company since July 2001 and Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in March 1996. From the Company's inception to August 1997, Dr. Soon-Shiong served as its Chief Financial Officer. Since June 1994, Dr. Soon-Shiong has also served as president, chief financial officer and a director of ABI. From June 1994 to June 1998, he served as chief executive officer and chairman of the Board of Directors of VivoRx, Inc., a biotechnology company. Dr. Soon-Shiong is named as a co-inventor on over 30 issued U.S. patents. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong holds a degree in Medicine from the University of the Witwatersrand and a M.S. in Science from the University of British Columbia.

     DEREK J. BROWN has served as Co-Chief Operating Officer since June 2000 and Chief Financial Officer, Secretary and a director of the Company since August 1997. From November 1995 to June 1998, he served as vice president of finance and administration and as chief financial officer of VivoRx, Inc. Mr. Brown serves as a director of ABI. Mr. Brown also has over eight years of public accounting experience, having served as a manager at Price Waterhouse. Mr. Brown is a Chartered Accountant and holds a Bachelor of Commerce in Economics and an M.B.A. from the University of the Witwatersrand.

     JEFFREY M. YORDON has served as Co-Chief Operating Officer since June 2000 and a director of the Company since August 1997. From August 1997 to July 2001, Mr. Yordon served as President of the Company. From January 1994 to June 1996, Mr. Yordon served as president of Faulding Pharmaceuticals, Inc. Mr. Yordon has also held various senior management positions at several pharmaceutical companies, including Gensia, Inc. and LyphoMed, Inc. Mr. Yordon holds a B.S. in Political Science and Business from Northern Illinois University.

     JACK C. SILHAVY has served as Vice President and General Counsel of the Company since September 1999. From October 1986 to August 1999, Mr. Silhavy worked as an attorney for Monsanto Company, a diversified company with food ingredient, pharmaceutical, agricultural and other businesses. He served as assistant general counsel for Monsanto from May 1992 to August 1999. Mr. Silhavy holds a B.A. in American Studies from the University of Notre Dame and a J.D. from Loyola University of Chicago.

     MITCHALL CLARK has served as the Company's Vice President of Regulatory Affairs since September 1998. From May 1997 to September 1998, Mr. Clark served as senior director of regulatory affairs at VivoRx, Inc. Prior to that, he served as senior director of regulatory affairs from April 1996 to May 1997 at Faulding, Inc. Mr. Clark holds a B.Pharm. from the University of Nottingham, United Kingdom.

     MIA IGYARTO has served as the Company's Vice President of Human Resources since July 2001. From March 1995 to July 2001, she served as vice president of human resources for McWhorter Technologies, Inc., a specialty chemicals company that was acquired by Eastman Chemical Company in July 2000. She holds a B.S. in biology from Northern Illinois University and an M.B.A. from Northwestern University, Kellogg School of Management.

     RAJESH KAPOOR, PH.D. has served as the Company's Vice President of Quality Assurance/Quality Control since February 2000. From March 1997 to February 2000, Dr. Kapoor was a director of quality assurance/quality control at American Home Products Corporation, a pharmaceutical company. From November 1995 to March 1997, he served as director of quality assurance/quality control at Regeneron Pharmaceuticals, Inc., a biotechnology company. From September 1993 to November 1995, Dr. Kapoor served as a manager of quality assurance development at Bayer Corporation, a pharmaceutical company. Dr. Kapoor holds a B.S. in Biochemistry from the University of Essex in England, an M.B.A. from Suffolk University and a Ph.D. in Biochemistry from the University of Lancaster, England.

     THOMAS SHEA has served as the Company's Vice President of Corporate Marketing since April 2000. From June 1998 to April 2000, he served as the Company's Senior Director of Corporate Marketing. From October 1989 to June 1998, Mr. Shea served as senior director of corporate marketing at Fujisawa Healthcare, Inc., a pharmaceutical company. Prior to that, he held various positions at LyphoMed, Inc., a pharmaceutical company, including director of national accounts and marketing and senior director of corporate marketing. Mr. Shea holds an M.A. from Catholic University.

     DENNIS SZYMANSKI, PH.D. has served as the Company's Vice President of Product Development since February 1999. From December 1997 to January 1999, Dr. Szymanski served as vice president of U.S. research and development at Pharmascience Laboratories Inc., a pharmaceutical company. From April 1988 to December 1997, Dr. Szymanski served as vice president of research and development at Lemmon Company, a pharmaceutical company that was acquired by Teva Pharmaceuticals USA in 1990. Prior to that, Dr. Szymanski held various positions at Baxter International, a pharmaceutical company, and G.D. Searle Pharmaceuticals. Dr. Szymanski holds a B.S. in Pharmacy and a Ph.D. in Pharmaceutics from Wayne State University.

     SAM TRIPPIE has served as the Company's Vice President of Manufacturing since June 1998. From September 1992 to June 1998, Mr. Trippie served as vice president of manufacturing at Fujisawa USA, Inc., a pharmaceutical company. Prior to that, Mr. Trippie was vice president of manufacturing at Sanofi Animal Health Ltd. and held various positions in quality assurance and manufacturing at Baxter International. Mr. Trippie holds a B.S. in Microbiology from the University of Southwest Louisiana.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

OUR MARKETS ARE HIGHLY COMPETITIVE AND, IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE WILL DECLINE AND OUR BUSINESS WILL BE HARMED.

The markets for injectable pharmaceutical products are highly competitive, rapidly changing and undergoing consolidation. Most of our products are generic injectable versions of brand name products that are still being marketed by proprietary pharmaceutical companies. The first company to market a generic product is often initially able to achieve high sales, profitability and market share with respect to that product. Prices, revenue and market size for a product typically decline, however, as additional generic manufacturers enter the market.

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Bedford Laboratories, Elkin-Sinn Laboratories, Sicor Inc. and Teva Pharmaceutical Industries Ltd. Smaller companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Many of these entities have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than us. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

Any reduction in demand for our products could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, or loss of market share. These competitive pressures could adversely affect our business and operating results.

IF WE ARE UNABLE TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS, OUR FINANCIAL CONDITION WILL DETERIORATE.

Revenue and profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. We have over 50 new product candidates under development. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

     o    failure to receive necessary regulatory approvals

     o    difficulty or impossibility of manufacture on a large scale

     o    prohibitive or uneconomical costs of marketing products

     o failure to be developed or commercialized prior to the successful marketing of similar or superior products by third parties

     o    acceptance by customers

     o    infringement on the proprietary rights of third parties

     o new patents for existing products may be granted, which could prevent the introduction of newly-developed products for additional periods of time

     o the FDA may grant another manufacturer a 180-day period of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as patents or other exclusivity periods for brand name products expire

The timely and continuous introduction of new products is critical to our business. Our financial condition will deteriorate if we are unable to successfully develop and commercialize new products.

IF SALES OF OUR KEY PRODUCTS DECLINE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

Our top product for 2001, heparin, accounted for approximately 13.6% of our net sales. Our top ten products accounted for approximately 58% of our net sales in 2001. Our key products could lose market share or revenue by numerous factors, many of which are beyond our control, including:

     o    lower prices offered on similar products by other manufacturers

     o    substitute or alternative products or therapies

     o development by others of new pharmaceutical products or treatments that are more effective than our products

     o    entrance of new products to our markets

     o    interruptions in manufacturing or supply

     o    changes in the prescribing practices of physicians

     o    changes in third-party reimbursement practices

     o    migration of key customers to other manufacturers or sellers

Any factor adversely affecting the sale of our key products may cause our revenues to decline.

IF WE OR OUR SUPPLIERS ARE UNABLE TO COMPLY WITH ONGOING AND CHANGING REGULATORY STANDARDS, SALES OF OUR PRODUCTS COULD BE DELAYED OR PREVENTED.

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of our products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the U.S. Food and Drug Administration, or the FDA. Our business is also subject to regulation in foreign countries. Compliance with these regulations is costly and time-consuming.

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. In the recent past, we have received warning letters from the FDA regarding our Melrose Park, Illinois manufacturing facility. We cannot assure you that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.

Our products generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, insufficient or incomplete submissions to the FDA for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies, and changes in regulatory policy during the period of product development or during the regulatory approval process. The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by us or by the FDA and, in the recent past, we have initiated several product recalls. Delays in obtaining regulatory approvals, the revocation of a prior approval, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, consent decrees restricting or suspending our manufacturing operations, delay of approvals for new products, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and criminal prosecution. Any of these or other regulatory actions could materially adversely affect our business and financial condition.

THE MANUFACTURE OF OUR PRODUCTS IS HIGHLY EXACTING AND COMPLEX, AND IF WE OR OUR SUPPLIERS ENCOUNTER PRODUCTION PROBLEMS, OUR BUSINESS MAY SUFFER.

All of the products we make are sterile, injectable drugs. We also purchase such products from other companies. The manufacture of these products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used, lost revenue, time and expense spent in investigating the cause, and, depending on the cause, similar losses with respect to other batches or products. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. To the extent we experience problems in the production of our pharmaceutical products, this may be detrimental to our business, operating results and reputation.

IF WE ARE UNABLE TO MAINTAIN OUR GPO OR KEY CUSTOMER ARRANGEMENTS, SALES OF OUR PRODUCTS AND REVENUE WOULD DECLINE.

Almost all injectable pharmaceutical products are sold to customers through arrangements with group purchasing organizations, or GPOs, and distributors. The majority of hospitals contract with the GPO of their choice for their purchasing needs. We currently derive, and expect to continue to derive, a large percentage of our revenue from customers that have relationships with a small number of GPOs. Currently, less than ten GPOs control a large majority of sales to hospital customers. We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, Consorta, Inc., MedAssets Inc., Novation, LLC, Owen Healthcare, Inc., PACT, LLC and Premier Purchasing Partners, LP. In order to maintain these relationships, we believe we need to be reliable in terms of supply, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we have relationships also have relationships with other manufacturers that sell competing products and may decide to contract for or otherwise prefer products other than ours for one or more of these or other reasons. Most of our GPO agreements may be terminated on 60 or 90 days notice. If we are unable to maintain our arrangements with GPOs and key customers, sales of our products and revenue would decline.

IF ABI-007 IS NOT DEVELOPED INTO A SUCCESSFUL COMMERCIAL PRODUCT, OUR FUTURE PROFITABILITY COULD BE ADVERSELY AFFECTED AND WE WOULD BE UNABLE TO RECOUP THE INVESTMENTS MADE TO LICENSE THIS PRODUCT CANDIDATE.

In connection with our agreement to license ABI-007 from ABI, we have paid a substantial upfront licensing fee, and committed to make milestone and royalty payments. The inability to successfully develop and commercialize ABI-007 could cause us to lose some or all of the investment we made to license this product candidate.

A multi-center Phase III clinical trial has commenced for ABI-007 for the treatment of metastatic breast cancer, or breast cancer that has spread to other parts of the body. American BioScience is responsible for conducting clinical trials and obtaining necessary regulatory approvals prior to commercialization of ABI-007. The amount and timing of resources American BioScience devotes to develop ABI-007 is not within our control. Additionally, any breach or termination of the ABI-007 license agreement could delay or stop the commercialization of ABI-007.

The results from pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials. Clinical trials conducted for ABI-007 may not demonstrate sufficient safety and efficacy to obtain the necessary regulatory approvals or a commercially viable product may not result. If the results of Phase III clinical trials are not satisfactory, American BioScience will need to conduct additional clinical trials or cease developing ABI-007. The commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

     o scheduling or other conflicts with participating clinicians and clinical institutions

     o    slower than anticipated patient enrollment

     o    difficulty in finding and retaining patients fitting the trial profile

     o    adverse events occurring during the clinical trials

Even if regulatory approvals are obtained for, and we commercialize, ABI-007, we may not generate sales sufficient to recoup the investments made to license ABI-007. In addition, we would need to significantly expand our sales force to market ABI-007 to oncologists. Further, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel, generic versions of Taxol and other cancer drugs and therapies, any of which may compete directly or indirectly with ABI-007 and which might adversely affect the commercial success of ABI-007.

OUR STRATEGY TO LICENSE RIGHTS TO OR ACQUIRE AND COMMERCIALIZE PROPRIETARY PRODUCTS MAY NOT BE SUCCESSFUL, AND WE MAY NEVER RECEIVE ANY RETURN ON OUR INVESTMENT IN THESE PRODUCT CANDIDATES.

Because our research and development activities are not focused on the development of proprietary products, we intend to license rights to or acquire proprietary products from third parties. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire these products. We may not be able to license rights to or acquire these proprietary products on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, significant up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss. ABI-007 is the only proprietary product that we have licensed to date.

A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

     o    fail to receive necessary regulatory approvals

     o    be difficult or uneconomical to produce in commercial quantities

     o be precluded from commercialization by proprietary rights of third parties

     o    fail to achieve market acceptance

Our marketing strategy, distribution channels and levels of competition with respect to any licensed or acquired proprietary product may be different than those of our current products, and we may not be able to compete favorably in any new proprietary product category.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD HARM OUR FINANCIAL CONDITION.

Our financial success is dependent in part on our ability to successfully manage our growth. We have had a history of rapid growth, and our operating results will depend on our ability to accurately forecast revenues and control expenses, as well as on a number of external factors. A decline in the growth rate of our revenues without a corresponding and timely slowdown in expense growth could have an adverse impact on our business, results of operations, financial condition or cash flows.

WE AND SOME OF OUR OFFICERS AND DIRECTORS, INCLUDING OUR PRESIDENT AND CEO, HAVE POTENTIAL CONFLICTS OF INTEREST WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS WITH AMERICAN BIOSCIENCE THAT WE MAY NOT BE ABLE TO RESOLVE ON TERMS FAVORABLE TO US.

Conflicts of interest may arise between American BioScience and us in a number of areas relating to our past and ongoing relationships, including:

     o intellectual property matters, as well as licensing arrangements we have entered, or may enter, into with American BioScience

     o    employee retention and recruiting

     o    loans

     o    payment of dividends

     o    issuances of capital stock

     o    election of directors

     o business opportunities that may be attractive to both American BioScience and us

Some of our officers and directors may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of American BioScience. Our President, Chief Executive Officer and Chairman of our Board of Directors, Patrick Soon-Shiong, M.D., is also the president, chief financial officer and a director of American BioScience. Dr. Soon-Shiong also beneficially owns over 80% of the outstanding capital stock of American BioScience. Derek J. Brown, our Co-Chief Operating Officer, Chief Financial Officer and a member of our Board of Directors, is also a director of American BioScience.

We expect to resolve potential conflicts of interest on a case-by-case basis, in the manner required by applicable law and customary business practices. We entered into an agreement with American BioScience in July 2001 under which we acknowledged and agreed that Dr. Soon-Shiong and Mr. Brown may devote time to the business of, receive remuneration from and present business opportunities to American BioScience and that American BioScience's business and operations may compete with us. This agreement does not ensure the continued services of either Dr. Soon-Shiong or Mr. Brown. Resolutions of some potential conflicts of interest are subject to review and approval by our Board of Directors, including, in some instances, the independent and disinterested non-executive directors and by our governance committee. We still may be unable, however, to resolve some potential conflicts of interest with American BioScience and Dr. Soon-Shiong and, even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party because of their controlling interest in our company. Nothing restricts American BioScience from competing with us, and American BioScience is not obligated to engage in any future business transactions with us or license any products it may develop in the future to us.

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND RESEARCH AND DEVELOPMENT TEAMS, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, our President and Chief Executive Officer, Derek Brown, our Co-Chief Operating Officer and Chief Financial Officer, and Jeffrey Yordon, our Co-Chief Operating Officer. We do not have employment agreements with any of these individuals, and the loss of the services of any one of them may significantly delay or prevent the achievement of our product development or business objectives. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so would significantly harm our business and reputation.

WE DEPEND ON THIRD PARTIES TO SUPPLY RAW MATERIALS AND OTHER COMPONENTS AND MAY NOT BE ABLE TO OBTAIN SUFFICIENT QUANTITIES OF THESE MATERIALS, WHICH WILL LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS ON A TIMELY BASIS AND HARM OUR OPERATING RESULTS.

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are currently available only from a limited number of sources. Additionally, our regulatory approvals for each particular product denote the raw materials and components, and the suppliers for such materials, we may use for that product. Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approval is necessary. In the past, we have experienced shortages in some of the raw materials and components we purchase. If our suppliers are unable to deliver sufficient quantities of these materials on a timely basis or we encounter difficulties in our relationships with these suppliers, the manufacture and sale of our products may be disrupted, and our business, operating results and reputation could be adversely affected.

OTHER COMPANIES MAY CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY OR PROPRIETARY RIGHTS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS.

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products with conflicting patent rights have been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. This is especially true for the sale of generic versions of products for which the patent covering the brand name product is expiring, an area where infringement litigation is prevalent. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensor's products, product candidates or other technologies.

Future patents issued to third parties may contain claims that conflict with our products. We are subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to our current products, products we may develop or products we may license. Litigation or interference proceedings could force us to:

     o stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property

     o    pay damages

     o enter into licensing or royalty agreements that may not be available on acceptable terms, if at all

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of our key management and technical personnel.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS IN THE UNITED STATES AND FOREIGN COUNTRIES COULD LIMIT OUR ABILITY TO MANUFACTURE OR SELL OUR PRODUCTS.

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. Our patents and those for which we have or will license rights, including for ABI-007, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third party patents could reduce the coverage of the patents license, or that may be license to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

We may not be able to prevent third parties from using our intellectual property. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect this proprietary information, however, unauthorized parties may obtain and use information that we regard as proprietary. Other parties may independently develop know-how or obtain access to our technologies.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

IF WE ARE UNABLE TO INTEGRATE POTENTIAL FUTURE ACQUISITIONS SUCCESSFULLY, OUR BUSINESS MAY BE HARMED.

As part of our business strategy and growth plan, we plan to acquire businesses, technologies or products that we believe complement our business. The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our existing business. In addition, we may not be able to maintain the levels of operating efficiency that any acquired company achieved or might have achieved separately. Successful integration of the companies we acquire will depend upon our ability to, among other things, eliminate redundancies and excess costs. As a result of difficulties associated with combining operations, we may not be able to achieve cost savings and other benefits that we might hope to achieve with acquisitions. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities or have an undesirable impact on our consolidated financial statements.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND PURCHASES, WHICH COULD HARM BOTH OUR DOMESTIC AND INTERNATIONAL OPERATIONS.

As part of our business strategy and growth plan, we plan to expand our international sales as we obtain regulatory approvals to market our products in foreign countries, including countries in the European Union and South America, as well as expand our purchases of raw materials and finished products overseas. Expansion of our international operations could impose substantial burdens on our resources, divert management's attention from domestic operations and otherwise harm our business. In addition, international operations are subject to risks, including:

     o    regulatory requirements of differing nations

     o    inadequate protection of intellectual property

     o difficulties and costs associated with complying with a wide variety of complex domestic and foreign laws and treaties

     o legal uncertainties regarding, and timing delays associated with, tariffs, export licenses and other trade barriers

     o    increased difficulty in collecting delinquent or unpaid accounts

     o    adverse tax consequences

     o    currency fluctuations

Any of these or other factors could adversely affect our ability to compete in international markets and our operating results.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS THAT COULD CAUSE US TO INCUR SIGNIFICANT COSTS OR CEASE SELLING SOME OF OUR PRODUCTS.

We may be held liable for, or incur costs related to, liability claims if any of our products, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during development, manufacture, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval for commercial use.

We currently maintain insurance coverage for product liability claims in the aggregate amount of $100 million, including primary and excess coverages. Our product liability insurance may not be adequate and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our insurance coverage or assets. Even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters.

ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF, OR CONTAMINATION FROM, HAZARDOUS MATERIALS COULD BE COSTLY TO RESOLVE.

Our research and development and manufacturing activities involve the controlled use of hazardous materials and disposal of chemical, biological and other hazardous waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Some of our facilities are located in industrial areas and may experience environmental contamination due to the activities of third parties. We cannot eliminate the risk of accidental contamination or discharge and any resulting injury from these materials or areas. In the event of an accident or contamination, we could be liable for costs and damages or be penalized with fines, and this liability could exceed our resources. We may have to incur significant costs to comply with future environmental laws and regulations. New governmental regulations may have an adverse effect on the research, development, manufacture and marketing of our products.

THE FTC IS STUDYING RELATIONSHIPS BETWEEN BRAND NAME AND GENERIC PHARMACEUTICAL COMPANIES AND INVESTIGATING THE MARKET FOR PACLITAXEL.

The U.S. Federal Trade Commission, or the FTC, has instituted an industry-wide study into whether brand name and generic pharmaceutical companies have entered into agreements or have used other strategies to delay introduction of generic versions of proprietary drugs. In early 2001, we were required to produce documents and other information in connection with the FTC's study. The FTC has stated that it plans to produce a factual description of how the 180-day marketing exclusivity and 30-month stay provisions of the Hatch-Waxman Act have influenced the development of generic drug competition. The FTC study could affect the manner in which generic drug manufacturers resolve intellectual property litigation with proprietary pharmaceutical companies and could increase litigation against pharmaceutical companies.

In September 2000, American BioScience received a subpoena from the FTC in connection with its investigation into whether Bristol-Myers Squibb Company and American BioScience engaged in anti-competitive practices with respect to the market for paclitaxel. We, as one of ABI's affiliates, were required to respond to the subpoena. The FTC may bring enforcement actions as to specific agreements it concludes are anti-competitive.

WE FACE UNCERTAINTY RELATED TO PRICING AND REIMBURSEMENT AND HEALTH CARE REFORM.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations.

Medicare, Medicaid and other reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Generic drug manufacturers' agreements with federal and state governments provide that the manufacturer will remit to each state Medicaid agency, on a quarterly basis, 11% of the average manufacturer price for generic products marketed under abbreviated new drug applications covered by the state's Medicaid program. For proprietary products, which are marketed under new drug applications, manufacturers are required to rebate the greater of (a) 15.1% of the average manufacturer price or (b) the difference between the average manufacturer price and the lowest manufacturer price during a specified period.

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products, including injectable products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investments.

WE MAY NEED TO CHANGE OUR BUSINESS PRACTICES TO COMPLY WITH CHANGES TO, OR MAY BE SUBJECT TO CHARGES UNDER, THE FRAUD AND ABUSE LAWS.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. If there is a change in laws, regulations or administrative or judicial interpretations, we may have to change our business practices, or our existing business practices could be challenged as unlawful, which could materially adversely affect our business.

WE MAY BECOME SUBJECT TO FEDERAL FALSE CLAIMS OR OTHER SIMILAR LITIGATION BROUGHT BY PRIVATE INDIVIDUALS AND THE GOVERNMENT.

The Federal False Claims Act allows persons meeting specified requirements to bring suit alleging false or fraudulent Medicare or Medicaid claims and to share in any amounts paid to the government in fines or settlement. These suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines and/or be excluded from Medicare and Medicaid programs. Federal false claims litigation can lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded health programs. Other alternate theories of liability may also be available to private parties seeking redress for such claims. A number of parties have brought claims against numerous pharmaceutical manufacturers, and we cannot be certain that such claims will not be brought against us, or if they are brought, that such claims might not be successful.

ITEM 2.   PROPERTIES

We operate various facilities in the United States, which have an aggregate size of approximately 551,000 square feet.

Our principal executive offices are located in Los Angeles, California. The facility occupies 5,300 square feet under a lease that expires in December 2006. Our business office is located in Schaumburg, Illinois, and encompasses a total of 20,700 square feet of space under a lease that expires in June 2005. Our Raleigh, North Carolina, facility has 1,800 square feet of office space under a lease that expires in October 2006. Our business office in Ontario, Canada consists of 6,500 square feet of office space under a lease that expires in June 2004 and a sublease that expires in May 2004. In Bensenville, Illinois, we operate a distribution facility of approximately 100,000 square feet under a lease that expires in September 2004.

We own two manufacturing facilities, which are located in Melrose Park, Illinois and Grand Island, New York. We occupy approximately 122,000 square feet and 155,000 feet of manufacturing, packaging, laboratory, office and warehouse space at our Illinois and New York facilities respectively. We operate a research and development facility in a building of approximately 140,000 square feet that we own in Melrose Park, Illinois.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal proceedings that arise in the ordinary course of our business. We are currently party to several such claims and legal proceedings. We do not believe that the resolution of these legal proceedings will have a material adverse effect on our business, our consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2001, the majority of our stockholders representing 31,989,440 shares of our capital stock approved by written consent the adoption of our 2001 Stock Incentive Plan, our 2001 Employee Stock Purchase Plan, and our current Amended and Restated Certificate of Incorporation.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our common stock is listed and traded on the NASDAQ National Market under the symbol "APPX". The following table sets forth the high and low prices for our common stock as reported by NASDAQ for fiscal year 2001 commencing with our initial trading date on December 14, 2001:

                                                                 PRICE PER SHARE
                                                                 ---------------
                                                                  HIGH      LOW
                                                                 ------   ------

Period from December 14, 2001 through December 31, 2001          $22.00   $17.69

On March 25, 2002, the closing price for our common stock, as reported on NASDAQ, was $17.39 per share. At such date, we had approximately 750 holders of record of our common stock.

DIVIDEND POLICY

No cash dividends were declared or paid in fiscal 2001 or fiscal 2000. Our credit facility currently restricts us from paying dividends.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

On December 14, 2001, we completed our initial public offering of 9,000,000 shares of common stock at a public offering price of $16.00 per share and realized an aggregate offering price of $144.0 million. We received net proceeds of $133.9 million. These proceeds are net of $10.1 million in underwriting discounts and commissions. Of the net proceeds, we used $37.7 million of the net proceeds to repay in full and terminate our term loan and to repay amounts outstanding under the revolving credit facility with CIBC. In addition, expenses of $2.9 million relating to the issuance and distribution of the securities sold were incurred.

On January 10, 2002, the underwriters for our initial public offering exercised in full their option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share in order to cover over-allotments. As a result of this exercise, we received proceeds of $20,088,000. This is net of underwriting discounts and commissions of $1,512,000.

Also in January 2002, we made an initial license payment of $60,000,000 to American BioScience. Under this agreement, we acquired the exclusive rights to market and sell ABI-007 in North America.

We intend to use the remaining net proceeds for general corporate purposes, including working capital, capital expenditures, and potential acquisitions and licensing opportunities. At this time, we do not have any commitments or agreements with respect to any material acquisition.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    2001        2000         1999      1998 (1)     1997
                                                  ---------   ---------    ---------   --------   --------
                                                           (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales                                         $ 192,029   $ 165,495    $ 136,523   $ 65,915   $ 7,574
Cost of sales                                       121,619     105,587       91,062     48,764     5,245
                                                  ---------   ---------    ---------   --------   --------
Gross margin                                         70,410      59,908       45,461     17,151     2,329
Operating expenses:
  Research and development costs
      (exclusive of stock-based compensation)        13,790      13,016        9,865      3,646       217
  Selling, general and administrative
      expenses (exclusive of stock-based
      compensation)                                  30,911      30,048       23,450     13,267     1,373
  Stock-based compensation (2)                        2,491         615           88        127         -
  (Gain) loss on litigation settlements, net           (750)     28,353            -          -         -
  Equity in net (income) loss of Drug Source
       Co., LLC                                      (1,414)        122            -          -         -
                                                  ---------   ---------    ---------   --------   --------
             Total operating expenses                45,028      72,154       33,403     17,040     1,590
                                                  ---------   ---------    ---------   --------   --------
Operating income (loss)                              25,382     (12,246)      12,058        111       739
Interest income                                       1,204         200          275        344        13
Interest expense                                     (4,419)     (1,751)      (2,104)    (1,256)        -
                                                  ---------   ---------    ---------   --------   --------
Income (loss) before income taxes                    22,167     (13,797)      10,229       (801)      752
Provision (benefit) for income taxes                  9,539      (5,038)       4,147       (289)      293
                                                  ---------   ---------    ---------   --------   --------
Net income (loss)                                    12,628      (8,759)       6,082       (512)      459
Less imputed preferred stock dividends                 (951)     (1,000)      (1,000)      (583)        -
                                                  ---------   ---------    ---------   --------   --------

Income (loss) applicable to common stock          $  11,677   $  (9,759)   $   5,082   $ (1,095)  $   459
                                                  =========   =========    =========   ========   ========
Income (loss) per common share (3):
   Basic                                          $    0.47   $   (0.43)   $    0.23   $  (0.05)  $  0.02
   Diluted                                        $    0.30   $   (0.43)   $    0.14   $  (0.05)  $  0.02
Weighted-average common shares outstanding:
   Basic                                             24,718      22,528       21,977     21,542    21,236
   Diluted                                           38,948      22,528       35,057     21,542    21,236

OTHER DATA:
EBITDA (4)                                        $  34,734   $  (4,485)   $  18,962   $  4,494   $   739
Adjusted EBITDA (4)                                  38,229      29,265       21,132      5,207       739
Cash flow provided by operating activities           11,605      18,580        8,186      6,602       683
Cash flow used in investing activities               (9,146)    (11,851)      (6,762)   (56,503)        -
Cash flow provided by (used in) financing
   activities                                        93,722     (11,661)      (2,489)    55,621        27
CONSOLIDATED BALANCE SHEET DATA:
Working capital                                   $  76,421   $  25,249    $  31,130   $ 26,844   $   377
Total assets                                        239,787     122,823      103,015     92,629     2,362
Long-term debt, including current portion                 -      18,939       23,501     25,000         -
Series A redeemable convertible preferred
   stock                                                  -      12,583       11,583     10,583         -
Total stockholders' equity                          130,070      38,699       50,175     42,272       754

----------------

(1) We acquired the Fujisawa generic business on June 1, 1998. This business is included in our operations since that date.

(2) We recorded stock-based compensation related to certain stock option grants. Stock-based compensation relates to the following (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                       2001      2000     1999    1998     1997
                                      ------     ----     ----    ----     ----

    Research and development costs    $  182     $ 73     $ -     $  -     $  -
    Selling, general and
       administrative expenses         2,309      542      88      127        -
                                      ------     ----     ----    ----     ----
                                      $2,491     $615     $88     $127     $  -
                                      ======     ====     ====    ====     ====

(3) See Note 2 to our consolidated financial statements for an explanation of the number of shares used to compute basic and diluted net income (loss) per common share.

(4) EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude shares issued to Premier Purchasing Partners, L.P., stock-based compensation and litigation settlements, net. Items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing our financial performance, and EBITDA and adjusted EBITDA should not be considered as measures of financial performance under generally accepted accounting principles, or GAAP. We present adjusted EBITDA to enhance the understanding of our operating results. EBITDA and adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by (used in) our operations, investing or financing activities or other financial information presented in the consolidated financial statements as indicators of our financial performance or liquidity. Because EBITDA and adjusted EBITDA are not measurements determined in accordance with GAAP and are therefore susceptible to varying calculations, EBITDA and adjusted EBITDA as presented may not be comparable to other similarly tested measures of other companies.

     The following table reconciles net income (loss) to EBITDA and EBITDA to adjusted EBITDA:

                                                YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                          2001       2000       1999     1998
                                        -------    -------    -------   -------
                                                       (in thousands)

    Net income (loss)                   $12,628    $(8,759)   $ 6,082   $  (512)
      Depreciation and amortization       9,352      7,761      6,904     4,383
      Provision (benefit) for income      9,539     (5,038)     4,147      (289)
        taxes
      Interest expense, net               3,215      1,551      1,829       912
                                        -------    -------    -------   -------
    EBITDA                               34,734     (4,485)    18,962     4,494
      Common shares issued to Premier     1,754      4,782      2,082       586
      Stock-based compensation            2,491        615         88       127
      Litigation settlements, net          (750)    28,353          -         -
                                        -------    -------    -------   -------
    Adjusted EBITDA                     $38,229    $29,265    $21,132   $ 5,207
                                        =======    =======    =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THIS DISCUSSION TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K.

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

     o    the impact of competitive products and pricing;

     o the availability and pricing of raw materials and components used in the manufacture of our pharmaceutical products;

     o the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

     o the acceptance of and demand for our existing and new pharmaceutical products;

     o the impact of laws and regulations, and their interpretations, which govern or affect the pharmaceutical industry;

     o the impact of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

     o the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

     o the actual results achieved in the Phase III clinical trials for ABI-007;

     o    the timing of the completion of Phase III trials for ABI-007;

     o    licenses or acquisitions; and

     o    relationships and agreements with other parties.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate" "predict," "continue", and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in Business: Factors that May Affect Our Result of Operations and other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

OVERVIEW

We are a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. Although we plan in the future to pursue opportunities to manufacture and market proprietary injectable pharmaceutical products, substantially all of our net sales are derived from the sale of generic injectable pharmaceutical products.

We began in 1996 with an initial focus on marketing and distributing in the United States generic pharmaceutical products manufactured by others. In 1997, we commenced sales of our first generic injectable product, acyclovir, through an agreement with Glaxo Wellcome, Inc. We derived revenue during our first two fiscal years exclusively from sales of products manufactured by others. Although we continue to sell products manufactured by others, sales from those products constitute a small percentage of our current revenue.

In June 1998, we acquired Fujisawa USA, Inc.'s generic injectable pharmaceutical business (Fujisawa generic business) for approximately $75.0 million, of which American BioScience, Inc. (ABI) funded $42.5 million in cash and its stock in exchange for shares of our preferred stock. We acquired substantially all of our current facilities in this transaction, including our manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were pending with or approved by the FDA. We derived substantially all of our revenue since this acquisition from the sale of products manufactured in the facilities we acquired from Fujisawa.

Pursuant to an agreement we entered into with ABI in November 2001 to acquire the exclusive rights to market and sell ABI-007, a proprietary injectable oncology product candidate that is a patented formulation of paclitaxel, in North America, we paid $60 million to ABI in January 2002, as the initial license payment.

On December 14, 2001, we completed our initial public offering of 9,000,000 shares of common stock at a public offering price and realized an aggregate offering price of $144,000,000. After underwriting discounts and commission and expenses of the offering of $13.0 million, we netted $131.0 million from the offering. Concurrent with offering, all of our outstanding preferred stock was converted into 14,810,475 shares of our common stock. On January 10, 2002, the underwriters from our initial public offering exercised in full their option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share providing additional proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

As of December 31, 2001, ABI owned 66.3% of our outstanding common stock. After the exercise of the underwriters' overallotment option on January 10, 2002, ABI owns 64.5% of our outstanding common stock.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

                                                          Year ended December 31,
                                                        ---------------------------
                                                         2001       2000       1999
                                                        -----      -----      -----
Statement of Operations Data:
Net sales                                               100.0%     100.0%     100.0%
Cost of sales                                            63.3%      63.8%      66.7%
                                                        -----      -----      -----
Gross margin                                             36.7%      36.2%      33.3%
Operating expenses:
  Research and development costs                          7.2%       7.9%       7.2%
  Selling, general, and administrative expenses          16.1%      18.1%      17.2%
  Stock-based compensation                                1.3%       0.4%       0.1%
  (Gain) loss on litigation settlements, net             (0.4)%     17.1%        -
  Equity in net (income) loss of Drug Source Co., LLC    (0.7)%      0.1%        -
                                                        -----      -----      -----
    Total operating expenses                             23.5%      43.6%      24.5%
Income (loss) from operations                            13.2%      (7.4)%      8.8%
Interest expense, net                                    (1.7)%     (0.9)%     (1.3)%
                                                        -----      -----      -----
Income (loss) before income taxes                        11.5%      (8.3)%      7.5%
Provision (benefit) for income taxes                      4.9%      (3.0)%      3.0%
                                                        -----      -----      -----
Net income (loss)                                         6.6%      (5.3)%      4.5%
                                                        =====      =====      =====

   YEARS ENDED DECEMBER 31, 2001 AND 2000

NET SALES. Net sales were $192.0 million and $165.5 million for 2001 and 2000, respectively, representing an increase of $26.5 million, or 16.0%. This increase was due primarily to the launch in 2001 of ten new products. Two of these products, mesna and haloperidol lactate, which were launched in May 2001 and March 2001, respectively, collectively contributed approximately $15.9 million to net sales for 2001. In addition, sales increased substantially in 2001 for heparin and protamine (the result of our competitor's inability to supply) and doxycycline and vancomycin (as consequence of demand created by September 11). These increases were offset by the anticipated decrease in cisplatin sales, which resulted from the price erosion normally associated with a new generic product.

In 2002, we expect unit sales of haloperidol lactate and mesna to increase and prices to erode as additional competitors enter the market, which is the typical generic product cycle. Unit sales in 2002 of heparin and doxycycline are expected to remain strong as we expect to continue to hold a major share of the market.

COST OF SALES. Cost of sales was $121.6 million and $105.6 million in 2001 and 2000, respectively, representing an increase of $16.0 million. This increase was primarily due to the increase in net sales in 2001. Cost of sales as a percentage of net sales decreased to 63.3% in 2001 from 63.8% in 2000.

RESEARCH AND DEVELOPMENT. Research and development costs were $13.8 million and $13.0 million in 2001 and 2000, respectively, representing an increase of $.8 million. This increase was primarily the result of research and development expenses (product supplied to ABI for clinical trials) for our proprietary injectable oncology product candidate, ABI-007.

We anticipate research and development expenses to increase in 2002 as a result of increasing costs of raw materials used in research and development activities.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $30.9 million and $30.0 million in 2001 and 2000, respectively, representing an increase of $.9 million. This increase was primarily due to an increase of salary and related expenses that resulted from headcount increases, and the extinguishment of the unamortized deferred loan fees pertaining to our retired debt. These unfavorable variances were offset by a decrease in bad debt expense in 2001 and lower commission expense.

STOCK-BASED COMPENSATION. Stock-based compensation was $2.5 million and $.6 million in 2001 and 2000, respectively, representing an increase of $1.9 million. This increase was the result of an increase in stock options granted during 2001 for which the exercise price was less than the estimated fair value of our common stock on the grant date.

LITIGATION SETTLEMENTS. The (gain) loss on litigation settlements, net amounted to $(.7) million in 2001 compared to $28.4 million in 2000. We settled two lawsuits in 2000 resulting in net expense of $28.4 million. Under the terms of one of these settlement agreements, we were entitled to receive a payment of $1.25 million in March 2000 and six quarterly payments of $250,000 beginning in June 2000, based upon meeting certain conditions of the settlement. We received all payments due to us under this settlement agreement during 2001 and 2000.

EQUITY IN DRUG SOURCE CO., LLC. In June 2000, a limited liability company, Drug Source Co., LLC, was formed to engage in the business of selling raw materials to the pharmaceutical industry. We own 50% of Drug Source Co., LLC, and account for this interest on the equity method from which income of $1.4 million in 2001 was recognized compared to a $122,000 loss in 2000.

INTEREST INCOME. Interest income was $1.2 million and $.2 million in 2001 and 2000, respectively, representing an increase of $1.0 million. This increase was primarily the result of interest charges on amounts due from ABI beginning in February 2001.

INTEREST EXPENSE. Interest expense was $4.4 million and $1.8 million in 2001 and 2000, respectively, representing an increase of $2.6 million. This increase was the result of increased borrowings on our revolving line of credit during 2001 and imputed interest expense related to the amounts due to VivoRx, Inc. related to the settlement of litigation, offset in part by lower interest rates. Our revolving line of credit was paid off with proceeds from our initial public offering in December 2001.

PROVISION FOR INCOME TAXES. Provision (benefit) for income taxes was $9.5 million and $(5.0) million in 2001 and 2000, respectively, representing an increase of $14.5 million. Our effective tax rates were 43.0% and 36.5% for 2001 and 2000, respectively. The increase in our effective tax rate in 2001 was primarily due to an increase in non-deductible, stock-based compensation charges in 2001.

YEARS ENDED DECEMBER 31, 2000 AND 1999

NET SALES. Net sales were $165.5 million and $136.5 million in 2000 and 1999, respectively, representing an increase of $29.0 million, or 21.2%. This increase was primarily a result of $18.7 million in increased sales of cisplatin in 2000, which we launched in November 1999, and $5.5 million in sales associated with the introduction of other new products.

COST OF SALES. Cost of sales was $105.6 million and $91.1 million in 2000 and 1999, respectively, representing an increase of $14.5 million. This increase was primarily a result of an increase in our net sales in 2000. Cost of sales as a percentage of net sales decreased to 63.8% in 2000 from 66.7% in 1999. This decrease was primarily a result of increased sales from higher gross margin products such as cisplatin in 2000.

RESEARCH AND DEVELOPMENT. Research and development costs were $13.0 million and $9.9 million in 2000 and 1999, respectively, representing an increase of $3.1 million. This increase was primarily a result of an increase in the number of products under development and an increase in raw material spending for these products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $30.0 million and $23.5 million in 2000 and 1999, respectively, representing an increase of $6.5 million. This increase was primarily a result of higher commissions for increased sales of our products and additional headcount and related expenses, including payroll and related costs, relocation and recruitment, as we expanded our management team and overall headcount to support our growth.

STOCK-BASED COMPENSATION. Stock-based compensation was $0.6 million in 2000 and $0.1 million in 1999, representing an increase of $0.5 million. This increase was the result of stock options granted during 2000 for which the exercise price was less than the estimated fair value of our common stock on the grant date.

LITIGATION SETTLEMENT. We settled two lawsuits in 2000 that resulted in a net expense of $28.4 million. There were no gains or losses resulting from litigation in 1999.

INTEREST INCOME. Interest income was $0.2 million and $0.3 million in 2000 and 1999, respectively, representing a decrease of $0.1 million. This decrease was a result of a lower average balance of funds invested during 2000.

INTEREST EXPENSE. Interest expense was $1.8 million and $2.1 million in 2000 and 1999, respectively, representing a decrease of $0.3 million. This decrease was primarily a result of lower average balances on our term loan.

PROVISION FOR INCOME TAXES. Provision (benefit) for income taxes was $(5.0) million and $4.1 million in 2000 and 1999, respectively, representing a decrease of $9.1 million. This decrease was related to the settlement of two lawsuits in 2000 for $28.4 million. Our effective tax rates were (36.5)% and 40.5% in 2000 and 1999, respectively. The decrease in our effective tax rate in 2000 was due to the settlement of the two lawsuits offset partially by an increase in non-deductible, stock-based compensation charges in 2000.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company's consolidated financial statements are discussed below. Actual results could vary from those estimates.

REVENUE RECOGNITION

We recognize revenue from the sale of a product when that product is shipped to a customer, acceptance terms are fulfilled and no significant contractual obligations remain. We sell a majority of our products to wholesalers, who generally sell our products to hospitals or alternative healthcare facilities at contractual prices previously agreed upon between us and group purchasing organizations, or GPOs, on behalf of end users such as hospitals. GPOs enter into collective purchasing contracts with pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their members. We invoice wholesalers at our wholesale list price. Net sales represent our wholesale list price offset by wholesaler chargebacks, further adjusted for estimated discounts and contractual allowances, including GPO fees. Wholesaler chargebacks represent the difference between the wholesale list price and the estimated contractual sales price, based upon our historical experience ratings.

The most significant estimates which affect net sales are our allowances for doubtful accounts, cash discounts, sales credits and wholesaler chargebacks. The allowances for doubtful accounts, cash discounts and sales credits are estimated monthly by applying historical percentages (based on credits issued for each category), which are reassessed periodically, to the product sales for the month. The wholesaler chargeback calculation is computed as described in the preceding paragraph.

EXPENSE RECOGNITION

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. Our inventories are valued at the lower of cost or market as determined under the first-in, first-out (FIFO) method.

Research and development costs are expensed as incurred and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. We have made, and will continue to make, substantial investment in research and development to expand our new product offerings and grow our business.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, allocable facilities and professional fees for general, legal and accounting services. We believe that our selling, general and administrative expenses will continue to increase due to the growth of our business and increased expenses associated with being a public company.

STOCK-BASED COMPENSATION

Stock-based compensation related to research and development cost and selling, general and administrative expenses are presented separately in our consolidated statement of operations. Stock-based compensation represents the difference between the exercise price of options granted and the deemed fair value of our common stock on the grant date in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize stock-based compensation over the option vesting period, typically four years, on an accelerated basis using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28.

We have recorded deferred stock-based compensation related to unvested options granted to employees and outside directors. Based upon the number of unvested options outstanding as of December 31, 2001, we expect to amortize approximately $4.7 million of deferred stock-based compensation in future periods as follows:
$2.6 million in 2002; $1.4 million in 2003; $0.6 million in 2004; and $0.1 million in 2005. We anticipate that the exercise price of stock options granted after our December 14, 2001 offering will be at the reported market price of our common stock and, therefore, no additional deferred stock-based compensation will result from these option grants.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.6 million in 2001, $18.6 million in 2000 and $8.2 million in 1999. Operating cash flows have been impacted primarily by fluctuations in net income and changes in working capital, primarily in accounts receivable, inventory, accounts payable and accrued expenses.

Net cash used in investing activities was $9.1 million in 2001, $11.9 million in 2000 and $6.8 million in 1999. Our investing activities have primarily consisted of capital expenditures for new manufacturing equipment.

Net cash provided by (used in) financing activities was $93.7 million in 2001, $(11.7) million in 2000 and $(2.5) million in 1999. Our financing activities in 2001 included net proceeds received from the sale of common stock in our initial public offering of $131.0 million, offset by payments on long-term debt of $18.9 million and loans to ABI of $13.9 million. Our financing activities in 2000 and 1999 included payments on long-term debt of $4.6 million and $1.5 million, respectively. Additional financing activities in 2000 and 1999 included loans to ABI of $7.1 million and $1.0 million, respectively.

During 1998, we entered into a credit agreement with IBJ Whitehall Business Credit (IBJ) providing for two term loans totaling $25 million and an additional $25 million revolving line of credit. We used the term loans primarily to finance a portion of our acquisition of the Fujisawa generic business. The loans were secured by substantially all of our assets. The revolving line of credit was used for working capital and general corporate purposes. In December, 2001, the IBJ credit facility balance of $34 million was paid off and replaced by a new credit agreement with a syndicate of banks headed by the Canadian Imperial Bank of Commerce (CIBC). The CIBC agreement includes a $50 million revolving line of credit and a $25 million term loan. The credit facility is secured by substantially all of our assets, is guaranteed by each of our subsidiaries and our majority stockholder, and contains various operating and financial covenants. The revolving credit facility has a term of five years and can be increased to $75 million at our request. The initial CIBC term loan balance of $25 million, the proceeds of which were used to repay our indebtedness to IBJ, was repaid and permanently reduced with proceeds from our initial public offering. The initial CIBC revolving credit facility balance of $12.7 million was also paid in full with proceeds from our initial public offering. The $12.7 million balance included bank fees and financing expenses of $3.7 million incurred in connection with the new credit agreement. The CIBC credit facility expires in 2006. There were no outstanding balances due under the CIBC credit facility at December 31, 2001.

As of December 31, 2001, we were jointly and severally liable with ABI for payments due to VivoRx, Inc. pursuant to a litigation settlement as follows:
$12.0 million to be paid on or prior to February 26, 2002 and $12.0 million to be paid prior to February 26, 2003. Under the terms of an agreement between ABI and us, ABI has agreed to pay this obligation in full. On February 26, 2002, ABI made the $12.0 million payment due on that date. If ABI fails or is unable to pay the remaining obligation of $12.0 million due on February 26, 2003, we will be liable for any amounts that remain unpaid, which could adversely affect our financial condition.

See Note 8 to our consolidated financial statements for details of our lease commitments, which aggregated $6.0 million as of December 31, 2001.

In November 2001, we entered into a license agreement with ABI for the exclusive North American manufacturing and sales rights to ABI-007 under which we made initial license payments totaling $60 million in January 2002. ABI is responsible for substantially all costs associated with the development of ABI-007, except that we have agreed to manufacture up to $2 million of product for use in clinical trials. We are also required to make milestone payments of up to (a) $60 million for indications relating to breast, ovarian and lung cancers and (b) $32.5 million for indications relating to prostate cancer and other indications agreed upon between ABI and us. We also may be required to make additional milestone payments, up to an aggregate of $110 million, based upon the achievement of particular annual sales levels. Profits from any sales of ABI-007 will be shared equally after deducting costs of goods sold, selling expenses and other appropriate deductions. All costs and expenses related to product recalls and product liability claims generally will be split equally between ABI and us.

Our capital requirements depend on numerous factors, including the requirements of our product development and commercialization efforts, need for capacity expansion and improvement, need for information technology requirements, and the amount of cash generated by our operations. We believe that the net proceeds from our December 14, 2001 initial public offering, cash generated from operations and funds available from our revolving line of credit will be sufficient to finance our operations and capital expenditures for at least the next 12 months. We may, however, need to raise additional capital that may not be available on terms favorable or acceptable to us, if at all. In the event we engage in future acquisitions, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities. Adequate funds for these purposes may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new products or reduce our workforce.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 141 and SFAS No. 142). Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives, related to acquisitions prior to June 30, 2001, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 is not expected to have any impact on the Company's statement of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the prevailing rate and the prevailing rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and money market funds. The average duration of all our investments has been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented.

We have operated primarily in the United States and the majority of our activities with our collaborators outside the United States to date have been conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency exchange rate fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule are included in Part IV, Item 14 (a) (1) and (2) of this Annual Report on Form 10-K.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
American Pharmaceutical Partners, Inc.

We have audited the accompanying consolidated balance sheets of American Pharmaceutical Partners, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Pharmaceutical Partners, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Woodland Hills, California
February 20, 2002

                     AMERICAN PHARMACEUTICAL PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                               ----------------------------
                                                                                    2001           2000
                                                                               -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  96,688,000   $    501,000
  Accounts receivable, less allowances for doubtful accounts of $400,000 in
    2001 and $436,000 in 2000 and net chargebacks of $19,271,000 in 2001
    and $20,269,000 in 2000                                                       15,649,000     15,569,000
  Inventories                                                                     51,253,000     35,640,000
  Prepaid expenses and other current assets                                        2,469,000        851,000
  Deferred income taxes                                                            9,222,000      8,214,000
                                                                               -------------   ------------
      Total current assets                                                       175,281,000     60,775,000
Deferred income taxes                                                              4,758,000      7,982,000
Property, plant and equipment, net                                                53,821,000     53,611,000
Investment in Drug Source Co., LLC                                                 1,512,000         98,000
Product license rights, net of accumulated amortization of $30,000 in 2001           270,000              -
Deferred financing costs, net of accumulated amortization of $- in 2001
  and $287,000 in 2000                                                             4,145,000        357,000
                                                                               -------------   ------------
      Total assets                                                             $ 239,787,000   $122,823,000
                                                                               =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  10,593,000   $  9,136,000
  Accrued expenses                                                                16,438,000     12,719,000
  Distribution payable to American BioScience, Inc.                               60,000,000              -
  Current portion of liability to VivoRx, Inc.                                    11,829,000      9,670,000
  Current maturities of long-term debt                                                     -      4,001,000
                                                                               -------------   ------------
      Total current liabilities                                                   98,860,000     35,526,000
Liability to VivoRx, Inc., less current portion                                   10,857,000     20,684,000
Long-term debt, less current maturities                                                    -     14,938,000
Other                                                                                      -        393,000

Commitments and contingencies

Series A redeemable convertible preferred stock - no par value; none authorized, issued and outstanding in 2001; 2,821,035 shares authorized,
  issued and outstanding in 2000                                                           -     12,583,000

Stockholders' equity:
  Common stock - $.001 par value; 100,000,000 shares authorized, 48,272,628 shares issued and outstanding in 2001; none authorized,
    issued and outstanding in 2000                                                    48,000              -
  Common stock - no par value; none authorized, issued and outstanding in 2001; 100,000,000 shares authorized; 22,836,548 shares issued and
    outstanding in 2000                                                                    -      9,268,000
  Preferred stock - no par value; 6,000,000 shares authorized, none issued
    and outstanding in 2001; none authorized, issued and outstanding in 2000               -              -
  Series B convertible preferred stock - no par value; none authorized, issued and outstanding in 2001; 4,231,585 shares authorized, issued and
    outstanding in 2000                                                                    -     15,000,000
  Series C convertible preferred stock - no par value; none authorized, issued and outstanding in 2001; 1,410,530 shares authorized, issued and
    outstanding in 2000                                                                    -      5,000,000
  Series D convertible preferred stock - no par value; none authorized, issued and outstanding in 2001; 6,347,325 shares authorized, issued and
    outstanding in 2000                                                                    -     22,500,000
  Amounts due from American BioScience, Inc.                                     (20,957,000)    (7,105,000)
  Deferred stock-based compensation                                               (4,713,000)      (944,000)
  Additional paid-in capital                                                     149,041,000              -
  Retained earnings (deficit)                                                      6,658,000     (5,019,000)
  Other comprehensive loss                                                            (7,000)        (1,000)
                                                                               -------------   ------------
      Total stockholders' equity                                                 130,070,000     38,699,000
                                                                               -------------   ------------
      Total liabilities and stockholders' equity                               $ 239,787,000   $122,823,000
                                                                               =============   ============

See accompanying notes.

                     AMERICAN PHARMACEUTICAL PARTNERS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                        YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                2001              2000              1999
                                                             -------------     -------------     -------------
Net sales                                                    $ 192,029,000     $ 165,495,000     $ 136,523,000
Cost of sales                                                  121,619,000       105,587,000        91,062,000
                                                             -------------     -------------     -------------
Gross margin                                                    70,410,000        59,908,000        45,461,000
Operating expenses:
  Research and development costs                                13,790,000        13,016,000         9,865,000
  Selling, general, and administrative expenses                 30,911,000        30,048,000        23,450,000
  Stock-based compensation                                       2,491,000           615,000            88,000
  (Gain) loss on litigation settlements, net                      (750,000)       28,353,000                 -
  Equity in net (income) loss of Drug Source Co., LLC           (1,414,000)          122,000                 -
                                                             -------------     -------------     -------------
    Total operating expenses                                    45,028,000        72,154,000        33,403,000
                                                             -------------     -------------     -------------
Income (loss) from operations                                   25,382,000       (12,246,000)       12,058,000
Interest Income (includes $1,104,000 from American
  BioScience,Inc. in 2001, none in 2000 and 1999)                1,204,000           200,000           275,000
Interest expense                                                (4,419,000)       (1,751,000)       (2,104,000)
                                                             -------------     -------------     -------------
Income (loss) before income taxes                               22,167,000       (13,797,000)       10,229,000
Provision (benefit) for income taxes                             9,539,000        (5,038,000)        4,147,000
                                                             -------------     -------------     -------------
Net income (loss)                                               12,628,000        (8,759,000)        6,082,000
Imputed preferred stock dividends                                 (951,000)       (1,000,000)       (1,000,000)
                                                             -------------     -------------     -------------
Income (loss) applicable to common stock                     $  11,677,000     $  (9,759,000)    $   5,082,000
                                                             =============     =============     =============
Income (loss) per common share:
  Basic                                                      $        0.47     $       (0.43)    $        0.23
                                                             =============     =============     =============
  Diluted                                                    $        0.30     $       (0.43)    $        0.14
                                                             =============     =============     =============
The fair value of common shares earned by Premier
  has been deducted from net sales as follows:               $   1,754,000     $   4,782,000     $   2,082,000
                                                             =============     =============     =============
Research and development costs include purchases
  from Drug Source Co., LLC as follows:                      $   1,066,000     $           -     $           -
                                                             =============     =============     =============
The composition of stock-based compensation is as follows:
  Research and development costs                             $     182,000     $      73,000     $           -
  Selling, general and administrative expenses                   2,309,000           542,000            88,000
                                                             -------------     -------------     -------------
                                                             $   2,491,000     $     615,000     $      88,000
                                                             =============     =============     =============

See accompanying notes.

                     AMERICAN PHARMACEUTICAL PARTNERS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                           COMMON STOCK          COMMON STOCK         SERIES B CONVERTIBLE   SERIES C CONVERTIBLE
                                         $0.001 PAR VALUE        NO PAR VALUE            PREFERRED STOCK       PREFERRED STOCK
                                       ------------------   -----------------------  ---------------------   ---------------------
                                         SHARES     AMOUNT     SHARES       AMOUNT      SHARES     AMOUNT       SHARES      AMOUNT
                                       ----------  -------   ----------    ---------  --------- -----------   --------- -----------

Balance at December 31, 1998                    -  $     -   21,090,140    $ 255,000  4,231,585 $15,000,000   1,410,530 $ 5,000,000
Issuance of common stock
  earned by Premier                             -        -    1,129,647    2,714,000          -           -           -           -
Exercise of stock options                       -        -       18,750        1,000          -           -           -           -
Grants of stock options                         -        -            -       29,000          -           -           -           -
Amortization of deferred stock-based
  compensation                                  -        -            -            -          -           -           -           -
Comprehensive income:
  Net income                                    -        -            -            -          -           -           -           -
  Foreign currency translation gain             -        -            -            -          -           -           -           -

Comprehensive income                            -        -            -            -          -           -           -           -
Imputed preferred stock dividends               -        -            -            -          -           -           -           -
                                       ----------  -------   ----------    ---------  --------- -----------   --------- -----------
Balance at December 31, 1999                    -        -   22,238,537    2,999,000  4,231,585  15,000,000   1,410,530   5,000,000
Issuance of common stock
  earned by Premier                             -        -      570,351    4,750,000          -           -           -           -
Exercise of stock options                       -        -       27,660       28,000          -           -           -           -
Grants of stock options, net of
  forfeitures                                   -        -            -    1,491,000          -           -           -           -
Amortization of deferred stock-based
  compensation                                  -        -            -            -          -           -           -           -
Net advances to American
  BioScience, Inc.                              -        -            -            -          -           -           -           -
Comprehensive income (loss):
  Net loss                                      -        -            -            -          -           -           -           -
  Foreign currency translation loss             -        -            -            -          -           -           -           -

Comprehensive income (loss)                     -        -            -            -          -           -           -           -
Imputed preferred stock dividends               -        -            -            -          -           -           -           -
                                       ----------  -------   ----------    ---------  --------- -----------   --------- -----------
Balance at December 31, 2000                    -        -   22,836,548    9,268,000  4,231,585  15,000,000   1,410,530   5,000,000
Issuance of common stock
  earned by Premier                             -        -      161,955    1,906,000          -           -           -           -
Exercise of stock options                   7,300        -    1,274,025      139,000          -           -           -           -
Grants of stock options, net of
  forfeitures                                   -        -            -    6,260,000          -           -           -           -
Amortization of deferred stock-based
  compensation                                  -        -            -            -          -           -           -           -
Net advances to American
  BioScience, Inc.                              -        -            -            -          -           -           -           -
Payment by American BioScience, Inc.
  of share of liability to VivoRx,Inc.,
  net of related deferred income taxes          -        -            -    4,026,000          -           -           -           -
Issuance of warrants                            -        -            -      393,000          -           -           -           -
Exercise of warrants                      182,325        -            -            -          -           -           -           -
Recapitalization of company in
  Delaware                             24,272,528   24,000  (24,272,528) (21,992,000)         -           -           -           -
Conversion of preferred stock into
  common stock                         14,810,475   15,000            -            - (4,231,585)(15,000,000) (1,410,530) (5,000,000)
Net proceeds from sale of common stock
  in initial public offering            9,000,000    9,000            -            -          -           -           -           -
Accrual of distribution to American
  BioScience, Inc. for product
  license rights                                -        -            -            -          -           -           -           -
Comprehensive income:
  Net income                                    -        -            -            -          -           -           -           -
  Foreign currency translation loss             -        -            -            -          -           -           -           -
Comprehensive income                            -        -            -            -          -           -           -           -
Imputed preferred stock dividends               -        -            -            -          -           -           -           -
                                       ----------  -------   ----------    ---------  --------- -----------   --------- -----------
Balance at December 31, 2001           48,272,628  $48,000            -    $       -          - $         -           - $         -
                                       ==========  =======   ==========    =========  ========= ===========   ========= ===========

See accompanying notes.


                                          SERIES D CONVERTIBLE                   AMOUNTS DUE
                                            PREFERRED STOCK        ADDITIONAL   FROM AMERICAN    DEFERRED     RETAINED
                                         ----------------------     PAID-IN      BIOSCIENCE,   STOCK-BASED    EARNINGS
                                          SHARES     AMOUNT          CAPITAL         INC.      COMPENSATION   (DEFICIT)
                                         ----------------------    ----------   -----------    ------------   ---------
Balance at December 31, 1998             6,347,325 $ 22,500,000    $         -   $         -    $ (127,000)  $ (342,000)
Issuance of common stock
  earned by Premier                              -            -              -             -             -            -
Exercise of stock options                        -            -              -             -             -            -
Grants of stock options                          -            -              -             -       (29,000)           -
Amortization of deferred stock-based
  compensation                                   -            -              -             -        88,000            -
Comprehensive income:
  Net income                                     -            -              -             -             -    6,082,000
  Foreign currency translation gain              -            -              -             -             -            -
Comprehensive income                             -            -              -             -             -            -

Imputed preferred stock dividends                -            -              -             -             -   (1,000,000)
                                         ---------  -----------    -----------   -----------   -----------   ----------
Balance at December 31, 1999             6,347,325   22,500,000              -             -       (68,000)   4,740,000
Issuance of common stock
  earned by Premier                              -            -              -             -             -            -
Exercise of stock options                        -            -              -             -             -            -
Grants of stock options, net of
  forfeitures                                    -            -              -             -    (1,491,000)           -
Amortization of deferred stock-based
  compensation                                   -            -              -             -       615,000            -
Net advances to American
  BioScience, Inc.                               -            -              -    (7,105,000)            -            -
Comprehensive income (loss):
  Net loss                                       -            -              -             -             -   (8,759,000)
  Foreign currency translation loss              -            -              -             -             -            -
Comprehensive income (loss)                      -            -              -             -             -            -

Imputed preferred stock dividends                -            -              -             -             -   (1,000,000)
                                         ---------  -----------    -----------   -----------   -----------   ----------
Balance at December 31, 2000             6,347,325   22,500,000              -    (7,105,000)     (944,000)  (5,019,000)
Issuance of common stock
  earned by Premier                              -            -              -             -             -            -
Exercise of stock options                        -            -         23,000             -             -            -
Grants of stock options, net of
  forfeitures                                    -            -              -             -    (6,260,000)           -
Amortization of deferred stock-based
  compensation                                   -            -              -             -     2,491,000            -
Net advances to American
  BioScience, Inc.                               -            -              -   (13,852,000)            -            -
Payment by American BioScience, Inc.
  of share of liability to VivoRx,Inc
  net of related deferred income taxes           -            -              -             -             -            -
Issuance of warrants                             -            -              -             -             -            -
Exercise of warrants                             -            -              -             -             -            -
Recapitalization of company in
  Delaware                                       -            -     21,968,000             -             -            -
Conversion of preferred stock into
  common stock                          (6,347,325) (22,500,000)    56,019,000             -             -            -
Net proceeds from sale of common stock
  in initial public offering                     -            -    131,031,000             -             -            -
Accrual of distribution to American
  BioScience, Inc. for product
  license rights                                 -            -    (60,000,000)            -             -            -
Comprehensive income:
  Net income                                     -            -              -             -             -   12,628,000
  Foreign currency translation loss              -            -              -             -             -            -

Comprehensive income                             -            -              -             -             -            -
Imputed preferred stock dividends                -            -              -             -             -     (951,000)
                                         ---------  -----------   ------------  ------------   -----------   ----------
Balance at December 31, 2001                     -  $         -   $149,041,000  $(20,957,000)  $(4,713,000)  $6,658,000
                                         =========  ===========   ============  ============   ===========   ==========

See accompanying notes.



                                              OTHER
                                          COMPREHENSIVE
                                           INCOME(LOSS)       TOTAL
                                            ----------    ------------
Balance at December 31, 1998                $ (14,000)    $ 42,272,000
Issuance of common stock
  earned by Premier                                 -        2,714,000
Exercise of stock options                           -            1,000
Grants of stock options                             -                -
Amortization of deferred stock-based
  compensation                                      -           88,000
Comprehensive income:
  Net income                                        -        6,082,000
  Foreign currency translation gain            18,000           18,000
                                                          ------------
Comprehensive income                                -        6,100,000
Imputed preferred stock dividends                   -       (1,000,000)
                                            ----------    ------------
Balance at December 31, 1999                    4,000       50,175,000
Issuance of common stock
  earned by Premier                                 -        4,750,000
Exercise of stock options                           -           28,000
Grants of stock options, net of
  forfeitures                                       -                -
Amortization of deferred stock-based
  compensation                                      -          615,000
Net advances to American
  BioScience, Inc.                                  -       (7,105,000)
Comprehensive income (loss):
  Net loss                                          -       (8,759,000)
  Foreign currency translation loss            (5,000)          (5,000)
                                                          ------------
Comprehensive income (loss)                         -       (8,764,000)
Imputed preferred stock dividends                   -       (1,000,000)
                                            ----------    ------------
Balance at December 31, 2000                   (1,000)      38,699,000
Issuance of common stock
  earned by Premier                                 -        1,906,000
Exercise of stock options                           -          162,000
Grants of stock options, net of
  forfeitures                                       -                -
Amortization of deferred stock-based
  compensation                                      -        2,491,000
Net advances to American
  BioScience, Inc.                                  -      (13,852,000)
Payment by American BioScience, Inc.
  of share of liability to VivoRx,Inc.,
  net of related deferred income taxes              -        4,026,000
Issuance of warrants                                -          393,000
Exercise of warrants                                -                -
Recapitalization of company in
  Delaware                                          -                -
Conversion of preferred stock into
  common stock                                      -       13,534,000
Net proceeds from sale of common stock
  in initial public offering                        -      131,040,000
Accrual of distribution to American
  BioScience, Inc. for product
  license rights                                    -      (60,000,000)
Comprehensive income:
  Net income                                        -       12,628,000
  Foreign currency translation loss            (6,000)          (6,000)
                                                          ------------
Comprehensive income                                -       12,622,000
Imputed preferred stock dividends                   -         (951,000)
                                          ------------    ------------
Balance at December 31, 2001              $    (7,000)    $130,070,000
                                          ============    ============

See accompanying notes.

                     AMERICAN PHARMACEUTICAL PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  2001            2000           1999
                                                              ------------    ------------    -----------
Cash flows from operating activities:
Net income (loss)                                             $ 12,628,000    $ (8,759,000)   $ 6,082,000
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation                                              8,422,000       7,632,000      6,776,000
       Amortization                                                930,000         129,000        128,000
       Imputed interest on liability to VivoRx, Inc.             2,332,000               -              -
       Stock-based compensation                                  2,491,000         615,000         88,000
       Loss on disposal of property, plant and equipment           214,000         291,000              -
       Deferred income taxes                                      (358,000)    (12,437,000)    (1,512,000)
       Equity in net (income) loss of Drug Source Co., LLC      (1,414,000)        122,000              -
       Common stock earned by Premier                            1,754,000       4,782,000      2,082,000
       Changes in operating assets and liabilities:
            Accounts receivable, net of chargebacks                (80,000)     (2,051,000)    (9,351,000)
            Inventories                                        (15,613,000)     (6,815,000)      (829,000)
            Prepaid expenses and other current assets           (1,618,000)       (185,000)      (116,000)
            Accounts payable and accrued expenses                5,317,000       4,902,000      4,838,000
            Liability to VivoRx, Inc.                           (3,400,000)     30,354,000              -
                                                              ------------    ------------    -----------
Net cash provided by operating activities                       11,605,000      18,580,000      8,186,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Drug Source Co., Inc.                                    -        (220,000)             -
  Purchases of property, plant and equipment                    (8,846,000)    (11,631,000)    (6,762,000)
  Purchase of product license rights                              (300,000)              -              -
                                                              ------------    ------------    -----------
Net cash used in investing activities                           (9,146,000)    (11,851,000)    (6,762,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                   (18,939,000)     (4,562,000)    (1,499,000)
  Proceeds from the exercise of stock options                      162,000          28,000          1,000
  Increase in amounts due from American BioScience, Inc.       (13,852,000)     (7,127,000)      (991,000)
  Payment of deferred financing costs                           (4,689,000)              -              -
  Proceeds from the sale of common stock, net                  131,040,000               -              -
                                                              ------------    ------------    -----------
Net cash provided by (used in) financing activities             93,722,000     (11,661,000)    (2,489,000)
                                                              ------------    ------------    -----------
Increase (decrease) in cash and cash equivalents                96,181,000      (4,932,000)    (1,065,000)
Foreign currency translation (gain) loss                             6,000           5,000        (18,000)
Cash and cash equivalents at beginning of period                   501,000       5,428,000      6,511,000
                                                              ------------    ------------    -----------
Cash and cash equivalents at end of period                    $ 96,688,000    $    501,000    $ 5,428,000
                                                              ============    ============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                   $ 2,423,000    $  2,007,000    $ 2,081,000
    Income taxes (including in lieu of payments to
      American BioScience, Inc.)                                 7,764,000       7,003,000      5,244,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Accrual of distribution payable to American BioScience      $ 60,000,000    $          -    $         -
    Inc. for product license rights
  Payment by American BioScience, Inc. of share of
    liability to VivoRx, Inc., net of related deferred tax       4,026,000               -              -
    asset of $2,574,000
  Imputed preferred stock dividends                                951,000       1,000,000      1,000,000
  Conversion of series A,B,C and D preferred stock
    into common stock                                           56,034,000               -              -

See accompanying notes.

                     AMERICAN PHARMACEUTICAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1. DESCRIPTION OF BUSINESS

American Pharmaceutical Partners, Inc. (Company) is a majority owned subsidiary of American BioScience, Inc. (ABI), a California corporation. The Company was incorporated in the state of California on March 26, 1996. On December 10, 2001, the Company reincorporated in the state of Delaware. At December 31, 2001, ABI owned 31,989,440 shares (66.3%) of the Company's common stock.

The Company is a specialty pharmaceutical company that develops, manufactures, and markets injectable pharmaceutical products, with a primary focus in the areas of oncology, infectious disease, and critical care. The majority of the Company's products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers.

On June 1, 1998, we acquired Fujisawa USA, Inc.'s generic injectable pharmaceutical business (Fujisawa Acquisition), of which ABI funded $42,500,000 in cash and its stock in exchange for shares of the Company's Series B, C and D preferred stock. The Company has derived substantially all of its revenue since this acquisition from the sale of products manufactured in facilities acquired from Fujisawa.

A subsidiary of the Company owns a 50% share of Drug Source Co., LLC. Drug Source Co., LLC is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including the Company. The Company's equity in the net income (loss) of Drug Source Co., LLC is classified in operating expenses in the accompanying consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF CONSOLIDATION

The consolidated financial statements include the assets, liabilities, and results of operations of the Company and its subsidiaries. The investment in Drug Source Co. LLC is accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

   FISCAL YEAR

The Company uses a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For clarity of presentation, all periods are presented as if the year ended on December 31. Each of the years ended December 31, 2001, 2000, and 1999 contained 52 weeks.

   CASH AND CASH EQUIVALENTS

It is the Company's policy to reflect as cash equivalents all highly liquid investments that have a maturity of three months or less at the time of acquisition.

   ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company has executed contracts, varying between one and six years, with group purchasing organizations and individual hospital groups to supply the Company's products to hospitals and alternate site customers. As is traditional in the pharmaceutical industry, the Company sells a significant portion of its products to wholesalers who, in turn, fulfill the Company's contracts. Four wholesalers each individually comprise from 15% to 27% of the Company's sales annually and, collectively, comprised 83%, 86%, and 72% of the Company's sales for the years ended December 31, 2001, 2000, and 1999, respectively.

Accounts receivable primarily represent receivables from wholesalers and other direct customers. These four wholesalers described above represent approximately 84% and 78% of accounts receivable at December 31, 2001 and 2000, respectively. The remaining receivables are from other wholesalers, hospitals and other end users. Receivables from export accounts represent approximately 8% and 7% of net accounts receivable at December 31, 2001 and 2000, respectively.

The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

   INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out (FIFO) method.

   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated on the basis of cost or allocated acquisition value. Provisions for depreciation are computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset as follows:

     Buildings and improvements .....................   10-30 years
     Machinery and equipment ........................    3-10 years
     Furniture and fixtures .........................     5-7 years


   DEFERRED FINANCING COSTS

Expenses incurred in connection with obtaining the Company's credit facility were deferred and are being amortized over the life of the facility using the straight-line method. Deferred financing costs are stated net of accumulated amortization in the consolidated balance sheets.

   PRODUCT LICENSE RIGHTS

In June 2001, the Company purchased license rights to acyclovir and etoposide for $300,000. These license rights are being amortized over five years using the straight-line method. Product license rights are stated net of accumulated amortization in the consolidated balance sheets.

   REVENUE RECOGNITION

The Company recognizes revenue upon shipment of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Adjustments to net sales are made for estimated wholesaler chargebacks (as more fully described below), contractual allowances and early payment discounts.

The fair value of common stock earned by Premier Purchasing Partners, L.P. (Premier) (see Note 11) and administrative fees payable to Premier are deducted from net sales. The Company provides for returns at the time of sale based on estimated product returns. The Company's revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 101.

Shipping and handling fees billed to customers are recognized in net sales. Shipping and handling costs are included in cost of sales.

   CHARGEBACK LIABILITIES, NET OF ADVANCES

The majority of the Company's products are distributed through independent wholesalers. Sales to wholesalers are transacted at the Company's wholesale list price. The wholesalers generally sell to a hospital, alternative healthcare facility, or an independent pharmacy at a contractual price previously established between the end users and the Company.

At the time the wholesaler sells the product to the end user at the contract price, the wholesaler charges the Company back for the difference between the list price and the contract price. When the Company records the sale, a receivable from the wholesaler is established at the Company's list price. However, it is known from experience that most of these sales prices will eventually be reduced (through the chargebacks) to the contract price. Therefore, at the time of the sale, a liability is recorded for the difference between the list price and the average contract price. This liability is estimated by calculating, by product code, the average number of units that will be sold on contract and multiplying that number by the weighted average contract price. Thus, a contra asset is established, reducing the amount of the receivable from the wholesaler by the difference between the list price and the ultimate selling price, the average contract price. In addition, cash advance credits are also periodically issued to wholesalers as a standard trade practice.

   INCOME TAXES

Through December 14, 2001, for federal and, where applicable, state income tax purposes, taxable income of the Company has been included in the consolidated income tax returns of ABI. However, since ABI's ownership interest in the Company has dropped below 80%, due to the Company's initial public offering on December 14, 2001, the Company no longer qualifies to be included in the consolidated tax return of ABI in accordance with Internal Revenue Service regulations. The Company's provision for income taxes is computed on a separate return basis in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). All allocated income taxes of the Company have been accounted for through the intercompany account with ABI.

   RESEARCH AND DEVELOPMENT COSTS

Costs relating to the research and development of new products are charged to expense as incurred.

   STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company accounts for stock options granted to its employees and outside directors using the intrinsic value method. Certain of the Company's stock options have been granted with exercise prices below the fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes. For these stock options, the Company has recorded deferred stock-based compensation for the difference between their exercise prices and such estimated fair values which is being amortized to expense on an accelerated basis using the graded vesting method over the stock options' vesting period in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28.

   USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The Company routinely estimates chargeback liabilities and other sales allowances. Actual results could differ from those estimates.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and its credit facility. Cash equivalents include short-term investments with maturities of three months or less. The fair value of substantially all financial instruments of the Company approximates their carrying value due to the short-term nature of these financial instruments. The interest rates on borrowings under the Company's bank credit facility are adjusted periodically to market rates.

The Company has not used any derivatives or other foreign currency hedging instruments and, accordingly, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," has had no effect on the Company's consolidated financial statements.

   PER SHARE INFORMATION

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding plus the number of common shares earned by, but not yet issued to Premier (see Note 11). Dilutive income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares used for the basic calculations plus potentially dilutive shares for the portion of the year that the shares were outstanding. Potentially dilutive common shares result from outstanding stock options and warrant, and Series B, Series C and Series D convertible preferred stock. The assumed conversion of Series A convertible preferred stock is anti-dilutive.

Calculations of basic and diluted income per common share information are based on the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                       2001            2000            1999
                                                                    -----------    ------------    -----------

Basic and dilutive numerator:
   Net income (loss)                                                $12,628,000    $ (8,759,000)   $ 6,082,000
   Less dividends on series A convertible preferred stock              (951,000)     (1,000,000)    (1,000,000)
                                                                    -----------    ------------    -----------
   Net income (loss) applicable to common stock                     $11,677,000    $ (9,759,000)   $ 5,082,000
                                                                    ===========    ============    ===========
Denominator:
   Weighted-average common shares outstanding                        24,656,000      22,248,000     21,092,000
   Weighted-average common shares earned by,
     but not issued to, Premier                                          62,000         280,000        885,000
                                                                    -----------    ------------    -----------
   Weighted common shares - Basic                                    24,718,000      22,528,000     21,977,000
Net effect of dilutive securities:
   Stock options                                                      2,665,000               -      1,086,000
   Warrant                                                              167,000               -          5,000
   Weighted-average conversion of convertible preferred stock:
     Series B                                                         4,023,000               -      4,232,000
     Series C                                                         1,341,000               -      1,410,000
     Series D                                                         6,034,000               -      6,347,000
                                                                    -----------    ------------    -----------
   Weighted common shares - Diluted                                  38,948,000      22,528,000     35,057,000
                                                                    ===========    ============    ===========
Income (loss) per common share - Basic                              $      0.47    $      (0.43)   $      0.23
                                                                    ===========    ============    ===========
Income (loss) per common share - Diluted                            $      0.30    $      (0.43)   $      0.14
                                                                    ===========    ============    ===========

   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 141 and SFAS No. 142). Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives, related to acquisitions prior to June 30, 2001, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 is not expected to have any impact on the Company's statement of operations or financial position.

3. TRANSACTIONS WITH AMERICAN BIOSCIENCE, INC.

   LOANS TO AMERICAN BIOSCIENCE, INC.

A summary of activity in the loans to American BioScience Inc. account, which is classified as a deduction from stockholders equity in the accompanying consolidated balance sheet, is as follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                2001            2000            1999
                                                             -----------     -----------     -----------
Balance at beginning of year                                 $ 7,105,000     $   (22,000)    $(1,013,000)
Payments on behalf of American BioScience, Inc.:
  New product development (principally related to ABI-007)     4,865,000       3,197,000       3,834,000
  Income taxes                                                 5,735,000      10,560,000       1,655,000
  Liability to VivoRx, Inc.                                    4,600,000               -               -
  Interest charged to American BioScience, Inc.                1,104,000               -               -
  Other                                                        5,865,000       4,373,000         746,000
In lieu of income tax liability                               (7,764,000)     (7,003,000)     (5,244,000)
Repayments by American BioScience, Inc.                         (553,000)     (4,000,000)              -
                                                             -----------     -----------     -----------
                                                             $20,957,000     $ 7,105,000     $   (22,000)
                                                             ===========     ===========     ===========

Payments on behalf of ABI's new product development activities include the Company's manufacturing costs related to ABI's products in development, payments made to third parties for ABI's clinical studies and outside testing, and charges for Company services of employees related to ABI's products in development.

On July 24, 2001, the Company received a $22,000,000 demand promissory note from ABI (Demand Note). This note was amended in October, 2001 to $23,000,000. The Demand Note bears interest at a rate equal to the Company's rate of interest on its term loans (7.25% at December 31, 2001). For the period from February 1, 2001 through July 23, 2001, the amounts due from ABI bore interest at a rate equal to the Company's rate of interest on its revolving line of credit. Previously, the amounts due from ABI did not bear interest.

In connection with the execution of the Demand Note, as security for payment of the obligations under the Demand Note, the Company entered into a pledge agreement with ABI under which ABI pledged and granted to the Company a security interest in shares of the Company's common stock held by it having a fair market value equal to 120% of the balance of the Demand Note.

   VIVORX, INC. SETTLEMENT

As of December 31, 2001, the Company is jointly and severally liable for the remaining outstanding portion of ABI's share of the VivoRx, Inc. settlement, $24,000,000, as more fully described in Note 15. The allocation of the settlement obligation was primarily based on ABI obtaining clear title and ownership to its intellectual property, including the intellectual property underlying ABI's ABI-007 product candidate currently in Phase III clinical trials. Notwithstanding the agreed upon allocation of the settlement obligation between ABI and the Company (limiting the Company's share to $3,400,000), the Company recorded the present value of the entire settlement of $30,354,000 in the year ended December 31, 2000, which is included in (gain) loss on litigation settlements, net, in the accompanying consolidated statement of operations. As ABI makes the payments to VivoRx, the liability to VivoRx in the Company's consolidated balance sheet will be reduced and a corresponding capital contribution will be recorded net of related deferred income taxes.

The Company expects that ABI will have sufficient liquid assets to fulfill its portion of the liability to VivoRx. The amount due from ABI is classified as a deduction from stockholders' equity in the accompanying consolidated balance sheet. In July, 2001, ABI agreed that if, after the effective date of the Company's initial public offering of its common stock, it fails to timely make any of the settlement payments due to VivoRx, ABI will surrender to the Company shares of the Company's common stock having a fair market value of 120% of the unpaid amount.

   GUARANTEE OF BORROWINGS

In December 2001, ABI guaranteed all borrowings outstanding under the Company's credit facility that is described in Note 7.

   PRODUCT LICENSE AGREEMENT

In November 2001, the Company entered into a license agreement with ABI under which the Company acquired the exclusive rights to manufacture, market and sell ABI-007 in North America, and which provides for initial license payments of $60,000,000. This license is perpetual. American BioScience is responsible for substantially all costs associated with the development of ABI-007, except that the Company has agreed to provide up to $2,000,000 of ABI-007 for use in clinical trials. The cost of the clinical product was charged to research and development expense in the year ended December 31, 2001. The Company also is required to make milestone payments of up to (a) $60,000,000 for indications related to breast, ovarian and lung cancers and (b) $32,500,000 for indications relating to prostate cancer and other indications agreed upon between ABI and the Company. The Company also may be required to make additional milestone payments of up to an aggregate of $110,000,000 based upon the achievement of particular annual sales levels. Profits from any sales of ABI-007 will be shared equally with ABI after deducting costs of goods sold, selling expenses and other appropriate deductions. All costs and expenses related to product recalls and product liability claims generally will be split equally between ABI and the Company.

The initial license payment has been accounted for as a distribution of Company's stockholders' equity to ABI. As of December 31, 2001, the entire $60,000,000 had been accrued as a distribution payable to ABI. The $60,000,000 was paid to ABI in January 2002.

4. INVENTORIES

Inventories consist of the following:

                                               DECEMBER 31,
                                   ------------------------------------
                                         2001               2000
                                   -----------------  -----------------
Finished goods                          $15,792,000        $11,988,000
Work in process                           7,958,000          8,021,000
Raw materials                            27,503,000         15,631,000
                                   -----------------  -----------------
                                        $51,253,000        $35,640,000
                                   =================  =================


5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

                                               DECEMBER 31,
                                   ------------------------------------
                                         2001               2000
                                   -----------------  -----------------
Land                                   $  2,384,000       $  2,384,000
Building and improvements                33,344,000         32,282,000
Machinery and equipment                  32,465,000         27,611,000
Furniture and fixtures                    4,363,000          3,594,000
Construction in progress                  7,446,000          5,567,000
                                   -----------------  -----------------
                                         80,002,000         71,438,000
Less allowance for depreciation         (26,181,000)       (17,827,000)
                                   -----------------  -----------------
                                       $ 53,821,000       $ 53,611,000
                                   =================  =================

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                               DECEMBER 31,
                                   ------------------------------------
                                         2001               2000
                                   -----------------  -----------------
Payroll and employee benefits           $ 6,207,000        $ 4,481,000
Legal                                     1,015,000            254,000
Insurance                                 1,183,000          1,084,000
Sales and marketing                       4,812,000          4,412,000
Accrued state income taxes                2,211,000            288,000
Other                                     1,010,000          2,200,000
                                   -----------------  -----------------
                                        $16,438,000        $12,719,000
                                   =================  =================


7. CREDIT FACILITY

Long-term debt consists of the following:

                                               DECEMBER 31,
                                   ------------------------------------
                                         2001               2000
                                   -----------------  -----------------

Tranche A term loan                     $         -        $16,200,000
Tranche B term loan                               -          2,738,000
Other                                             -              1,000
                                   -----------------  -----------------
                                                  -         18,939,000
Less current maturities of
   long-term debt                                 -         (4,001,000)
                                   -----------------  -----------------
                                        $         -        $14,938,000
                                   =================  =================

During 1998, the Company entered into a credit facility providing for two term loans totaling $25,000,000 and a revolving line of credit agreement for an amount not to exceed $25,000,000. In December 2001, this credit facility was replaced by a new credit facility with another lender. The new facility consists of a $25,000,000 term loan and a $50,000,000 revolving line of credit. Proceeds of the Company's initial public offering were used to retire the new term loan and pay off all outstanding amounts under the new revolving line of credit. The revolving line of credit can be increased to $75,000,000 at the Company's request. The new credit facility expires December 14, 2006.

Under the former credit agreement, the Company was required to make a mandatory prepayment of the term loans within 90 days of the end of each fiscal year in an amount equal to the lesser of $5,000,000 or 50% of excess cash flow (as defined). For the year ended December 31, 2000, the lender agreed to waive the mandatory prepayment in full.

Under the former credit agreement, the Company could elect the interest rates on the term loans to be from either prime plus .75% or LIBOR plus 2.75%. The weighted average interest rate on the outstanding term loans was 7.5%, 9.4% and 8.5% for the year ended December 31, 2001, 2000 and 1999, respectively. The Company could elect the interest rate on borrowings under the revolving line of credit to be either prime plus .25% or LIBOR plus 2.25% prior to Amendment Four to the credit agreement, dated July 24, 2001. From July 24, 2001 to the termination date, the available Revolving credit line rates were prime plus .50% or LIBOR plus 2.5%.

The new credit facility's interest rate for the revolving line is the greater of prime plus .50% or the Federal funds rate plus .50%. The Company also has the option of converting revolving line loans to the Eurocurrency Rate, as defined.

There were no outstanding balances under the revolving lines of credit at December 31, 2001 and 2000. During the years ended December 31, 2001 and 2000, the highest outstanding revolving loan balances were $19.6 million and $4.1 million respectively.

The loans under the credit facility are collateralized by substantially all of the Company's assets. Under the credit facility, the Company is prohibited from paying dividends and is subject to various covenants and restrictions. At December 31, 2001, the Company was in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses fees on the face amount of commercial and standby letters of credit. A fee is assessed at 3.75% of the face amount of commercial and standby letters of credit, respectively. The letters of credit are payable on demand. There were no amounts outstanding under letters of credit at December 31, 2001.

During the year ended December 31, 2001, no interest expense was capitalized. Interest expense of $226,000 and $27,000 was capitalized during the years ended December 31, 2000 and 1999, respectively, as part of a major construction project.

8. LEASES AND COMMITMENTS

The Company has entered into various operating lease agreements for warehouses, office space, automobiles, communications, data processing equipment and software, and office equipment. Rental expense amounted to $1,643,000, $1,284,000 and $915,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

As of December 31, 2001, future annual minimum lease payments related to these noncancelable operating leases are as follows:

                      YEAR                AMOUNT
                   ----------           -----------
                      2002              $ 2,108,000
                      2003                1,776,000
                      2004                1,350,000
                      2005                  517,000
                      2006                  237,000
                   Thereafter                47,000
                                        -----------
                                        $ 6,035,000
                                        ===========

9. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined-contribution plan (401(k) Plan) covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. The Company contributes an amount equal to 50% of a covered employee's eligible contribution not to exceed 6% of a participant's compensation. Employer contributions vest over a period of three years. Participants may contribute up to 15% of their salary up to the annual tax deferred contribution limit allowed by the Internal Revenue Service. The Company's total matching contributions to the 401(k) Plan were $962,000, $799,000 and $732,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company may contribute additional amounts to the 401(k) Plan at its discretion. These discretionary employer contributions vest over a period of six years. No discretionary contributions have been made to the 401(k) Plan by the Company.

10. EMPLOYEE STOCK PURCHASE PLAN

In December 2001, the Company's Board of Directors adopted the 2001 Employee Stock Purchase Plan which is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code. An aggregate of 2,000,000 shares of the Company's common stock are reserved for issuance, and the Plan provides for annual increases in the number of shares of the Company's common stock, subject to the 2001 Employee Stock Purchase Plan, equal to the lesser of 1,500,000 shares, a number of shares equal to 2% of the total number of shares outstanding or a number of shares as determined by the Company's Board of Directors.

11. SERIES A REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

   COMMON STOCK

In March 1996, the Company sold 20,000,000 shares of common stock to ABI for $1,000. In October 1996, the Company sold 1,052,640 shares to Premier Purchasing Partners, L.P. (Premier), a hospital group purchasing organization, for $100.

Pursuant to an agreement that expired March 31, 2001, Premier earned, at no cost, additional common shares of the Company's common stock based upon the level of sales by the Company to Premier's partners. As of December 31, 2001, 1,861,953 shares had been earned by and issued to Premier.

The Company accrued for the shares, at their estimated fair value, as Premier earned the shares. The estimated fair value of shares earned by Premier amounted to $1,754,000, $4,782,000, and $2,082,000 for the years ended December 31, 2001,
2000, and 1999, respectively, and have been classified as a reduction of net sales in the accompanying statements of operations.

   REINCORPORATION

On December 10, 2001, the Company reincorporated in Delaware, and filed a certificate of incorporation authorizing the issuance of up to 100,000,000 shares of common stock and up to 6,000,000 shares of preferred stock effective upon the closing of the Company's initial public offering. The existing stockholders received shares of common stock and preferred stock of the Delaware corporation in exchange for their shares of common stock and preferred stock of the California corporation.

   INITIAL PUBLIC OFFERING

On December 14, 2001, the Company completed an initial public offering of its common stock selling 9,000,000 shares of common stock at a price of $16.00 per share. Gross proceeds of the offering amounted to $144,000,000 of which the Company received net proceeds of $133,920,000, after $10,080,000 in underwriting discounts and commissions and other expenses of $2,879,000 relating to the offering.

   SHARES RESERVED FOR ISSUANCE

As of December 31, 2001, 6,297,765 common shares are reserved for the exercise of stock options, and 2,000,000 common shares are reserved for issuance for the employee stock purchase plan.

   WARRANT

Pursuant to an obligation arising from services performed related to the financing of the Fujisawa Acquisition, the Company issued a warrant to an investment banking firm to purchase up to an aggregate of 234,126 shares of common stock at an exercise price of $3.54 per share. The fair value of the warrant, $393,000 based upon the Black-Scholes option pricing model, was recorded as deferred financing costs as of the date of the Fujisawa Acquisition. The warrant was exercised on December 13, 2001, and the holder of the warrant received 182,325 shares. The remaining 51,801 warrants were tendered to the Company as payment for the shares issued and were retired upon receipt.

   PREFERRED STOCK

In June 1998, the Company sold 2,821,035 shares of Series A convertible preferred stock for $10,000,000 to an unrelated party. Also, during 1998, the Company entered into a Stock Purchase Agreement with ABI whereby the Company sold 4,231,585 shares of Series B convertible preferred stock for $15,000,000, 1,410,530 shares of Series C convertible preferred stock for $5,000,000, and 6,347,325 shares of Series D convertible preferred stock for consideration of ABI's issue of preferred stock, amounting to $22,500,000, in connection with the Fujisawa Acquisition.

On December 14, 2001, in conjunction with the Company's initial public offering, all the outstanding shares of Series A, B, C, and D preferred stock were converted into an aggregate of 14,810,475 shares of $0.001 par value common stock.

The Company is authorized to issue up to 6,000,000 shares of preferred stock that is not designated as a particular class. The Company's Board of Directors may authorize and cause the issuance of the undesignated preferred stock in one or more series, determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of the series, without any further vote or action by our stockholders.

   VOTING RIGHTS

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.

   DIVIDENDS

The Company's credit facility prohibits the payment of dividends. In the event there is a liquidation, dissolution or wind up of the Company, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of our common stock have no preemptive rights or rights to convert their common stock into any other securities.

The imputed dividends on the Series A redeemable convertible preferred stock were not paid since such dividends were never declared and these shares were automatically converted to common stock at the closing of the Company's initial public offering.

   REGISTRATION RIGHTS

Following the closing of the initial public offering on December 14, 2001, the holders of 37,907,393 shares of our common stock, which include shares held by ABI are entitled to registration rights with respect to their shares. Beginning six months after the offering, the holders of these shares may require the Company to register all or part of their shares. In addition, these holders may require the Company to include their shares in future registration statements that the Company files and may require the Company to register their shares on Form S-3. Upon registration, these shares will be freely tradable in the public market without restriction.

Generally, all expenses in effecting these registration statements, with the exception of underwriting discounts and selling commissions, will be borne by the Company. These registration rights are subject to some conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in a registration. The Company agreed to indemnify the holders of these registration rights, and each selling holder has agreed to indemnify the Company, against liabilities under the Securities Act, the Securities Exchange Act or other applicable federal or state law.

12.  STOCK OPTIONS

   1997 STOCK OPTION PLAN

During 1998, the Company's Board of Directors authorized the 1997 Stock Option Plan (1997 Plan). Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to certain employees and directors with an exercise price equal to the estimated fair market value of the Company's common stock on the date of grant. The stock options have a term of 10 years, with a vesting period of four years. In accordance with the terms of the 1997 Plan, options granted to employees on or before December 1, 1999, vested immediately upon the completion of the initial public offering by the Company on December 14, 2001. No further options will be granted under the 1997 Plan.

   2001 STOCK INCENTIVE PLAN

In December 2001, the Company's Board of Directors authorized the 2001 Stock Incentive Plan (2001 Plan). The 2001 Plan provides for the grant of incentive stock options to employees, including officers and employee directors, non-qualified stock options to employees, directors and consultants, and other types of awards. All future option grants will be made solely under the 2001 Plan. The Company has reserved 3,000,000 shares of its common stock for issuance under the 2001 Plan and, as of December 31, 2001, there were 2,202,826 additional options available for grant under the 2001 Plan.

The Company's Board of Directors or a committee designated by the Board of Directors administers the 2001 Plan and has authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of grantees.

The exercise price of all options granted under the 2001 Plan will be determined by the Company's Board of Directors or a committee designated by the Company's Board of Directors, but in no event will this price be less than the fair market value of the Company's common stock on the date of grant, unless otherwise determined by the Board of Directors with respect to non-qualified stock options.

   2001 NON-EMPLOYEE DIRECTOR STOCK OPTION PROGRAM

The 2001 Non-Employee Director Stock Option Program (2001 Program) was adopted as part, and is subject to the terms and conditions, of the 2001 Plan. The 2001 Program establishes an automatic option grant program for the grant of awards to non-employee directors.

The 2001 Program will be administered by the Board of Directors or a committee designated by the Board of Directors. Also, the Board of Directors or a committee designated by the Board of Directors will determine the terms and conditions of awards, and construe and interpret the terms of the program and awards granted under the program. Non-employee directors may also be granted additional incentive awards, subject to the discretion of the Board of Directors or a committee designated by the Board of Directors.

   STOCK OPTION GRANTS TO NON-EMPLOYEE DIRECTORS

Effective October 30, 1998, the Company approved the grant of an option to purchase 75,000 shares of its common stock at $0.05 per share to a non-employee director. Half of the options vested immediately and the remaining options vested over two years. No compensation expense associated with these options was recorded for the year ended December 31, 2001. Compensation expense of $83,000 and $86,000 associated with these options was recorded for the years ended December 31, 2000 and 1999, respectively.

Additionally, the Company approved on November 23, 1999, the grant of options as of December 10, 1998, to two non-employee directors to purchase 25,000 shares of its common stock at $3.00 per share. Options for 1,000 shares were vested immediately upon grant and the remaining options vest ratably for board meetings attended by the option holders after December 10, 1998.

   STOCK OPTION ACTIVITY

Stock option activity is as follows:


                                                             NUMBER OF OPTIONS
                       ------------------------------------------------------------------------------------------------    WEIGHTED-
                                                           EXERCISE PRICE                                                   AVERAGE
                       ----------------------------------------------------------------------------------                  EXERCISE
                         $0.05         $3.00        $4.00       $6.00     $10.00      $15.00      $16.00        TOTAL        PRICE
                       ---------     ---------     -------     -------    -------     -------     -------     ---------    ---------
OPTIONS
Outstanding at
  January 1, 1999      1,287,500     1,822,700           -           -          -           -           -     3,110,200      $ 1.78
   Granted                     -        38,100     337,400           -          -           -           -       375,500        3.90
   Exercised             (18,750)            -           -           -          -           -           -       (18,750)       0.05
   Forfeited                   -      (209,800)     (4,800)          -          -           -           -      (214,600)       3.02
                       ---------     ---------     -------     -------    -------     -------     -------     ---------    ---------
Outstanding at
  December 31, 1999    1,268,750     1,651,000     332,600           -          -           -           -     3,252,350        1.95
   Granted                     -             -     620,514           -          -           -           -       620,514        4.00
   Exercised             (18,750)       (8,875)        (35)          -          -           -           -       (27,660)       1.00
   Forfeited                   -      (109,350)    (63,775)          -          -           -           -      (173,125)       3.37
                       ---------     ---------     -------     -------    -------     -------     -------     ---------    ---------
Outstanding at
  December 31, 2000    1,250,000     1,532,775     889,304           -          -           -           -     3,672,079        2.24
   Granted                     -             -       4,600     721,500    290,700     115,900     144,300     1,277,000        8.85
   Exercised          (1,250,000)      (26,025)     (5,300)          -          -           -           -    (1,281,325)       0.13
   Forfeited                   -       (73,925)   (106,290)    (31,200)      (800)     (1,100)          -      (213,315)       4.11
                       ---------     ---------     -------     -------    -------     -------     -------     ---------    ---------
Outstanding at
  December 31, 2001            -     1,432,825     782,314     690,300    289,900     114,800     144,300     3,454,439      $ 5.29
                       =========     =========     =======     =======    =======     =======     =======     =========    =========

The weighted average fair value of options granted was $9.70, $2.45 and $0.77 for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table summarizes information about all stock options outstanding as of December 31, 2001:


                                    OPTIONS OUTSTANDING
                          ---------------------------------------       OPTIONS EXERCISABLE
                                         WEIGHTED-                    -----------------------
                                          AVERAGE       WEIGHTED-                   WEIGHTED-
                                         REMAINING       AVERAGE                     AVERAGE
                          NUMBER OF     CONTRACTUAL     EXERCISE      NUMBER OF     EXERCISE
EXERCISE PRICE RANGES      SHARES          LIFE           PRICE        SHARES         PRICE
---------------------     ---------     -----------     ---------     ---------     ---------
   $ 0.00 - $ 3.50        1,432,825         6.2          $ 3.00       1,413,325       $ 3.00
   $ 3.51 - $ 5.50          782,314         7.9            4.00         264,467         4.00
   $ 5.51 - $ 8.50          690,300         9.1            6.00          75,000         6.00
   $ 8.51 - $12.50          289,900         9.6           10.00               -            -
   $12.51 - $16.00          259,100         9.7           15.56               -            -
                          ---------     -----------     ---------     ---------     ---------
                          3,454,439         7.7          $ 5.36       1,752,792       $ 3.28
                          =========     ===========     =========     =========     =========

   STOCK-BASED COMPENSATION

In connection with the granting of certain options to certain employees, the amount of related compensation to be recognized was determined by the Company to be the difference between the stock option exercise price and the fair value of the Company's common stock at that date as estimated by the Company's management for financial reporting purposes. For these stock options, the related compensation was recorded as deferred stock-based compensation that is classified as a reduction of stockholders' equity and is being amortized to expense on an accelerated basis using the graded vesting method over the related stock options' vesting periods in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28. Such expense amounted to $2,491,000, $532,000 and $2,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The remaining amount of stock-based compensation during the years ended December 31, 2000 and 1999 relates to the stock options granted to a non-employee director.

   PRO FORMA INFORMATION ABOUT STOCK OPTIONS

For the purposes of determining the pro forma effect under SFAS No. 123 of stock options granted to employees and directors options, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, a risk-free interest rates ranging from 4.4% to 5.5%, volatility of 70%, 83% and 62% for the years ended December 31, 2001, 2000 and 1999, respectively, and an expected life of five years.

If the Company had accounted for its stock options in accordance with SFAS No. 123 over the stock options' normal vesting periods, the pro forma net income
(loss) and related pro forma per share information would have been as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                              2001            2000             1999
                                           -----------     -----------      ----------
Pro forma net income (loss)                $12,453,000     $(8,800,000)     $5,887,000

Pro forma net income (loss) per share:
   Basic                                   $      0.47     $     (0.44)     $     0.22
   Diluted                                 $      0.30     $     (0.44)     $     0.14

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years; pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

13.  INCOME TAXES

Deferred tax assets and liabilities consist of the following:

                                             DECEMBER 31,
                                      ---------------------------
                                         2001            2000
                                      -----------     -----------
Deferred tax assets:
  Inventory                           $ 1,113,000     $ 1,420,000
  Depreciation                          1,058,000         263,000
  Customer discounts                      368,000         383,000
  Liability to VivoRx                   8,961,000      10,512,000
  Other accruals and reserves           3,464,000       3,969,000
                                      -----------     -----------
      Total deferred tax assets        14,964,000      16,547,000
Deferred tax liabilities:
  Organization costs                     (233,000)       (349,000)
  Other accruals and reserves            (751,000)         (2,000)
                                      -----------     -----------
      Total deferred tax liabilities     (984,000)       (351,000)
                                      -----------     -----------
      Net deferred tax asset          $13,980,000     $16,196,000
                                      ===========     ===========

The provision for income tax consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                     2001             2000              1999
                                                  ----------      ------------       -----------
Current:
  Federal                                         $7,764,000      $  5,811,000       $ 4,422,000
  State                                            2,123,000         1,588,000         1,183,000
  Foreign                                             10,000                 -            54,000
                                                  ----------      ------------       -----------
      Total current                                9,897,000         7,399,000         5,659,000

Deferred:
  Federal                                           (302,000)       (1,604,000)       (1,200,000)
  State                                              (56,000)         (321,000)         (312,000)
  Liability to VivoRx                                      -       (10,512,000)                -
                                                  ----------      ------------       -----------
      Total deferred                                (358,000)      (12,437,000)       (1,512,000)
                                                  ----------      ------------       -----------
      Total provision (benefit) for income taxes  $9,539,000      $ (5,038,000)      $ 4,147,000
                                                  ==========      ============       ===========

The amount of allocated current liability for income taxes of the Company accounted through the due from ABI account is $7,764,000 and $7,003,000, for the years ended December 31, 2001 and 2000, respectively.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                           2001           2000            1999
                                                           ----          ------           ----
Tax provision at statutory federal rate                    35.0%         (34.0)%          34.0%
State income taxes, net of federal income tax benefit       6.1           (4.3)            6.2
Nondeductible expenses                                      1.9            1.8             0.3
                                                           -----         -------          -----
Effective tax rate                                         43.0%         (36.5)%          40.5%
                                                           =====         =======          =====

The Company has been included in the consolidated federal and certain state income tax returns of ABI. Due to the Company's initial public offering of the Company's common stock on December 14, 2001, ABI's ownership interest in the Company has dropped below 80%. As a result, the Company no longer qualifies to be included in the consolidated tax return of ABI in accordance with Internal Revenue Service regulations and will file its federal and state income tax returns on a separate basis for periods subsequent to December 14, 2001.

14.  REGULATORY MATTERS

The Company is subject to regulatory oversight by the United States Food and Drug Administration (FDA) and other regulatory authorities with respect to the development and manufacturing of its products. Failure to comply with regulatory requirements can have a significant effect on the Company's business and operations. Current management has designed a system of controls to attempt to ensure compliance with regulatory requirements.

15.  LITIGATION

   VIVORX, INC. AND VIVORX DIABETES, INC.

During 1999, VivoRx brought an action against ABI, the Company and the Company's chairman and chief executive officer relating to the development of the businesses of ABI and the Company while the Company's chairman and chief executive officer was also serving as the chief executive officer and chairman of VivoRx.

This action was settled in February 2001 with ABI obtaining clear title and ownership to its intellectual property, including the intellectual property underlying ABI's ABI-007 product candidate. Under the settlement, the Company is jointly and severally liable with ABI to pay VivoRx the remaining obligations under the settlement agreement as follows: $12,000,000 in February 2002 and $12,000,000 in February 2003. The respective boards of directors of the Company and of ABI, in consultation with litigation counsel, passed resolutions allocating $3,400,000 of the total settlement obligation of $34,000,000 to the Company and the remaining $30,600,000 to ABI. The allocation of the settlement was primarily based upon ABI obtaining clear title and ownership to its intellectual property, including the intellectual property underlying ABI's ABI-007 product candidate, and, accordingly, being the primary beneficiary of the settlement.

Notwithstanding the agreed upon allocation of the settlement obligation between ABI and the Company, the Company recorded the entire present value of $30,354,000 of the litigation settlement with VivoRx as an expense of the Company for the year ending December 31, 2000. This loss is included in litigation settlements, net in the accompanying consolidated statements of operations.

   OTHER

A complaint was filed against the Company related to a manufacturing and distribution agreement. In response, the Company filed a cross-complaint. The parties reached a settlement in March 2000, resulting in a gain of $750,000 and $2,018,000 during the years ended December 31, 2001 and 2000, respectively. These gains are included in litigation settlements, net in the accompanying consolidated statement of operations.

The Company is from time to time subject to claims and litigation arising in ordinary courses of business. These claims have included assertions that the Company's products infringe existing patents and also claims that the use of the Company's products has caused personal injuries. The Company intends to defend vigorously any such litigation that may arise under all defenses that would be available to the Company. In the opinion of management, the ultimate outcome of such proceedings will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

16.  NET SALES BY PRODUCT

Net sales by product line is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                              2001                2000               1999
                                                          ------------        ------------       ------------
Oncology                                                  $ 31,179,000        $ 36,558,000       $ 13,267,000
Anti-infective                                              54,721,000          46,987,000         39,216,000
Critical care                                              100,397,000          79,232,000         77,365,000
Contract manufacturing                                       6,416,000           6,525,000          7,858,000
Other                                                        1,070,000             975,000            899,000
                                                          ------------        ------------       ------------
                                                           193,783,000         170,277,000        138,605,000
Less fair value of common shares earned by Premier          (1,754,000)         (4,782,000)        (2,082,000)
                                                          ------------        ------------       ------------
                                                          $192,029,000        $165,495,000       $136,523,000
                                                          ============        ============       ============
Estimated net sales to the Company's wholesalers of
  products resold to Premier's members included in
  above amounts                                           $ 53,881,000        $ 51,153,000       $ 39,578,000
                                                          ============        ============       ============

17.  UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly data for 2001 and 2000 are as follows (in thousands except per share data):

                                                                       2001
                                                 -----------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                 --------     --------     --------     --------
Net sales                                        $ 39,034     $ 48,074     $ 49,290     $ 55,631
Gross margin                                     $ 11,868     $ 18,273     $ 16,212     $ 24,057
Net income                                       $    797     $  3,845     $  2,671     $  5,315
Net income applicable to common stock            $    547     $  3,595     $  2,421     $  5,114
Income per common share:
   Basic                                         $   0.02     $   0.16     $   0.10     $   0.18
   Diluted                                       $   0.01     $   0.09     $   0.06     $   0.12


                                                                       2000
                                                 -----------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                 --------     --------     --------     --------
Net sales                                        $ 39,185     $ 41,971     $ 41,504     $ 42,835
Gross margin                                     $ 16,023     $ 15,672     $ 14,646     $ 13,567
Net income (loss)                                $  3,923     $  2,227     $  2,090     $(16,999)
Net income (loss) applicable to common stock     $  3,673     $  1,977     $  1,840     $(17,249)
Income (loss) per common share:
   Basic                                         $   0.16     $   0.09     $   0.08     $  (0.76)
   Diluted                                       $   0.10     $   0.05     $   0.05     $  (0.76)

18.  EVENTS SUBSEQUENT TO DECEMBER 31, 2001

On January 10, 2002, the underwriters for the Company's initial public offering exercised in full their option to purchase an additional 1,350,000 shares of the Company's common stock at the initial public offering price of $16.00 per share in order to cover over-allotments. As a result of this exercise, the Company received net proceeds of $20,088,000, after underwriting discounts and commissions of $1,512,000.

In January 2002, the Company made the initial license payment of $60,000,000 to ABI, which had been accrued as of December 31, 2001 pursuant to the November 2001 license agreement under which the Company acquired the exclusive rights to market and sell ABI-007 in North America.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2002 Proxy Statement for the 2002 Annual Meeting of Stockholders. In addition, information regarding our executive officers is incorporated by reference from the information contained under the caption "Executive Officers of the Registrant" in Part I of this report. Further, information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated by reference to the information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" in our 2002 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in our 2002 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information about certain relationships and related transactions is set forth in our 2002 Proxy Statement, under the caption "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a. (1) FINANCIAL STATEMENTS

The following consolidated financial statements of American Pharmaceutical Partners, Inc. are included in Part II, Item 8 of this Report:

     Report of Ernst & Young LLP, Independent Auditors
     Consolidated Balance Sheets at December 31, 2001 and 2000
     Consolidated Statements of Operations for the Years Ended December 31,
        2001, 2000 and 1999
     Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows for the Years Ended December 31,
        2001, 2000 and 1999
     Notes to Consolidated Financial Statements

   (2) FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule of American Pharmaceutical Partners, Inc. is included in Part IV, Item 14 of this Report:

Schedule II.    Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

   (3) EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
 3.1(1)           Amended and Restated Certificate of Incorporation of the
                  Registrant

 3.2(1)           Bylaws of the Registrant

 4.1              Reference is made to Exhibits 3.1 and 3.2

 4.2(2)           Specimen Stock Certificate of the Registrant

 4.3(3) First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant's capital stock

10.1(4) Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2(3)           1997 Stock Option Plan

10.3(3) 2001 Stock Incentive Plan, including forms of agreements thereunder

10.4(3) 2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.6(3) Office Lease Agreement dated January 29, 1999 between the Registrant and Woodfield Executive Center, Inc.

10.7(3) Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

10.8(4) Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and ABI

10.9(4) Agreement, dated as of July 25, 2001, between the Registrant and ABI

10.10(4)           Agreement, dated as of July 25, 2001, between the Registrant and ABI

10.11(2) License Agreement, dated as of November 20, 2001, between the Registrant and ABI

10.12(2) Manufacturing Agreement, dated as of November 20, 2001, between the Registrant and ABI

10.13(4) Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Derek J. Brown

10.14(4) Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Jeffrey M. Yordon

10.15(4) Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Jack C. Silhavy

10.16(1) Corporate Agreement, dated as of December 12, 1997, between the Registrant and Premier Purchasing Partners, L.P., including an amendment thereunder

10.17(2) Group Purchasing Agreement, dated as of December 12, 1997, between the Registrant and Premier Purchasing Partners, L.P., including an amendment thereunder

10.18(1) Pledge Agreement, dated as of November 20, 2001, between the Registrant and ABI

10.19 Credit Agreement, dated as of December 14, 2001, between the Registrant, Canadian Imperial Bank of Commerce, Bank of America, N.A., UBS Warburg LLC, and the several lenders from time to time parties thereto

21.1(1)           List of Subsidiaries of the Registrant

23.1              Consent of Ernst & Young LLP, Independent Auditors
-----------------------

(1) Incorporated by reference to Registrant's Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2) Incorporated by reference to Registrant's Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3) Incorporated by reference to Registrant's Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4) Incorporated by reference to Registrant's Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(B) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the last quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 29th day of March 2002.


                                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

                                    By: /s/ Patrick Soon-Shiong, M.D.
                                       -----------------------------------------
                                       Patrick Soon-Shiong, M.D.
                                       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                             TITLE                                 DATE
         ---------                             -----                                 ----

/s/ Patrick Soon-Shiong, M.D.
-----------------------------       Chief Executive Officer                     March 29, 2002
  Patrick Soon-Shiong, M.D.         and Chairman of the
                                    Board of Directors
                                    (Principal Executive Officer)

     /s/ Derek J. Brown
-----------------------------       Chief Operating Officer                     March 29, 2002
       Derek J. Brown               and Director (Principal
                                    Financial and
                                    Accounting Officer)

    /s/ Jeffrey M. Yordon
-----------------------------       Chief Operating Officer                     March 29, 2002
      Jeffrey M. Yordon             and Director

   /s/ David S. Chen, Ph.D.
-----------------------------       Director                                    March 29, 2002
     David S. Chen, Ph.D.

  /s/ Stephen D. Nimer, M.D.
-----------------------------       Director                                    March 29, 2002
    Stephen D. Nimer, M.D.

      /s/ Ann D. Rhoads
-----------------------------       Director                                    March 29, 2002
        Ann D. Rhoads

                               FINANCIAL SCHEDULE

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


     A                B                C                 D              E
                  BALANCE AT                                       BALANCE AT
 YEAR ENDED      BEGINNING OF          (1)              (2)          END OF
DECEMBER 31,        PERIOD          ADDITIONS        DEDUCTIONS       PERIOD
------------     ------------       ---------        ----------     ----------

Allowance for doubtful accounts:

    2001          $ 436,000          222,000         258,000       $ 400,000

    2000          $ 279,000          467,000         310,000       $ 436,000

    1999          $ 254,000           26,000           1,000       $ 279,000


(1)  Provision for bad debts charged to expense.
(2)  Accounts receivable written-off or collections.