Form 10-K/A
period 2001-12-31
AMERICAN PHARMACEUTICAL PARTNERS INC /CA/
filed 2002-04-30
CIK 1141399

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                               (Amendment No. 1)

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

   As of March 25, 2002, the Registrant had 49,735,063 shares of Common Stock outstanding.

================================================================================

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

                                  FORM 10-K/A
                  For the Fiscal Year Ended December 31, 2001

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                            PART I

Item 1.  Business.............................................................................   3
Item 2.  Properties...........................................................................  23
Item 3.  Legal Proceedings....................................................................  24
Item 4.  Submission of Matters to a Vote of Security Holders..................................  24

                                           PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  25
Item 6.  Selected Financial Data..............................................................  26
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  28
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  34
Item 8.  Financial Statements and Supplementary Data..........................................  34
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.  59

                                           PART III

Item 10. Directors and Executive Officers of the Registrant...................................  60
Item 11. Executive Compensation...............................................................  61
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  63
Item 13. Certain Relationships and Related Transactions.......................................  64

                                           PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.......................  65
         Signatures...........................................................................  67

                                    PART I

Item 1.  Business

Note Regarding Forward-looking Statements

   Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

  .   the impact of competitive products and pricing;

  . the availability and pricing of raw materials and components used in the manufacture of our pharmaceutical products;

  . the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

  . the acceptance of and demand for our existing and new pharmaceutical products;

  . the impact of laws and regulations, and their interpretations, which govern or affect the pharmaceutical industry;

  . the impact of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

  . the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

  .   the actual results achieved in the Phase III clinical trials for ABI-007;

  .   the timing of the completion of Phase III trials for ABI-007;

  .   licenses or acquisitions; and

  .   relationships and agreements with other parties.

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

Our Strategy

   Our goal is to become an industry leader in the development, manufacture, sale and distribution of injectable pharmaceutical products. The key elements of our strategy include:

  . Continue To Focus On Higher-Margin Opportunities. We believe there continue to be significant opportunities for growth driven by an increasing number of patent expirations for proprietary injectable pharmaceutical products. We will continue to target products where additional generic competition is likely to be limited because of complexities in product development, the need for specialized manufacturing capabilities and the need for raw materials that are difficult to obtain. In particular, we will continue to focus on product opportunities in the oncology, anti-infectives and critical care markets, where we can utilize the manufacturing facilities that we already have in place.

  . Continue To Focus On GPO Relationships. We will continue to focus on maintaining strong relationships with the leading GPOs in the United States. Much of our growth to date has resulted from increased penetration of our existing products into hospitals that are members of the largest GPOs. These relationships are key to ensuring a market for the products we develop and thus enable us to invest aggressively in new product development.

  . Pursue Proprietary Pharmaceutical Product Opportunities in Our Focus Therapeutic Areas. We intend to acquire or license rights to proprietary injectable pharmaceutical products in our focus therapeutic areas, allowing us to enhance our market presence and visibility, as well as our revenue growth and profitability. We intend to take advantage of our manufacturing and marketing resources in oncology, anti-infectives and critical care by entering into development and marketing collaborations with companies that are developing proprietary products.

  . Complement Internal Growth With Strategic Acquisitions. We believe opportunities exist for us to enhance our competitive position by acquiring companies with complementary products and technologies. We also intend to invest in or acquire additional manufacturing capacity to meet projected increased demand for our current and future products.

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

   ABI-007 utilizes a proprietary nanoparticle drug delivery technology to encapsulate paclitaxel in albumin, a human protein found in blood. Because ABI-007 is not formulated with Cremaphor, we believe ABI-007 provides several advantages over Taxol and its generic equivalents, including:

  .   avoiding the need for steroid pre-medication

  .   reducing or eliminating the need for G-CSF support

  .   allowing for more rapid infusion, using standard intravenous tubing

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

   When developing new products, we consider a variety of factors, including:

  .   potential pricing and gross margins

  .   existing and potential market size

  .   our manufacturing capabilities and access to raw materials

  .   potential development and competitive challenges

  . whether these products complement our existing products and the opportunity to leverage these products with the development of additional products

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

New Drug Approval

   The process required by the FDA before a new drug may be marketed in the United States generally involves:

  .   completion of pre-clinical laboratory and animal testing

  . submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin

  . performance of adequate and well-controlled human trials to establish the safety and efficacy of the proposed drug product's intended use

  .   submission to and approval by the FDA of an NDA

   Clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

  . Phase I during which the drug is introduced into healthy human subjects or, on occasion, patients, and generally is tested for safety, stability, dose tolerance and metabolism

  . Phase II during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted diseases, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks

  . Phase III during which the clinical trial is expanded to a more diverse patient group in geographically dispersed trial sites to further evaluate clinical efficacy, optimal dosage and safety

   The drug sponsor, the FDA or the Institutional Review Board at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

   Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party's proprietary rights. U.S. Patent Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. We could incur substantial costs and our management's attention would be diverted if:

  .   patent litigation is brought by third parties

  . we participate in patent suits brought against or initiated by our licensors

  .   we initiate similar suits

  .   we participate in an interference proceeding

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

Executive Officers

   The following table sets forth certain information with respect to the executive officers and certain key employees of the Company as of March 29, 2002:

 Name                      Age                    Position
 ----                      ---                    --------

 Patrick Soon-Shiong, M.D. 49  President, Chief Executive Officer and Chairman

 Derek J. Brown........... 52  Co-Chief Operating Officer, Chief Financial
                                 Officer, Secretary and Director

 Jeffrey M. Yordon........ 53  Co-Chief Operating Officer and Director

 Jack C. Silhavy.......... 45  Vice President and General Counsel

 Mitchall Clark........... 41  Vice President of Regulatory Affairs

 Mia Igyarto.............. 48  Vice President of Human Resources

 Rajesh Kapoor, Ph.D...... 49  Vice President of Quality Assurance/
                                 Quality Control

 Thomas Shea.............. 63  Vice President of Corporate Marketing

 Dennis Szymanski, Ph.D... 51  Vice President of Product Development

 Sam Trippie.............. 61  Vice President of Manufacturing

   The following is a brief description of the capacities in which each of the above executive officers and key employees has served during the past five years.

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

   Revenue and profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. We have over 50 new product candidates under development. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

  .   failure to receive necessary regulatory approvals

  .   difficulty or impossibility of manufacture on a large scale

  .   prohibitive or uneconomical costs of marketing products

  . failure to be developed or commercialized prior to the successful marketing of similar or superior products by third parties

  .   acceptance by customers

  .   infringement on the proprietary rights of third parties

  . new patents for existing products may be granted, which could prevent the introduction of newly-developed products for additional periods of time

  . the FDA may grant another manufacturer a 180-day period of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as patents or other exclusivity periods for brand name products expire

   The timely and continuous introduction of new products is critical to our business. Our financial condition will deteriorate if we are unable to successfully develop and commercialize new products.

If sales of our key products decline, our business may be adversely affected.

   Our top product for 2001, heparin, accounted for approximately 13.6% of our net sales. Our top ten products accounted for approximately 58% of our net sales in 2001. Our key products could lose market share or revenue by numerous factors, many of which are beyond our control, including:

  .   lower prices offered on similar products by other manufacturers

  .   substitute or alternative products or therapies

  . development by others of new pharmaceutical products or treatments that are more effective than our products

  .   entrance of new products to our markets

  .   interruptions in manufacturing or supply

  .   changes in the prescribing practices of physicians

  .   changes in third-party reimbursement practices

  .   migration of key customers to other manufacturers or sellers

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

If ABI-007 is not developed into a successful commercial product, our future profitability could be affected and we would be unable to recoup the investments made to license this product candidate.

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

   The results from pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials. Clinical trials conducted for ABI-007 may not demonstrate sufficient safety and efficacy to obtain the necessary regulatory approvals or a commercially viable product may not result. If the results of Phase III clinical trials are not satisfactory, American BioScience will need to conduct additional clinical trials or cease developing ABI-007. The commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

  . scheduling or other conflicts with participating clinicians and clinical institutions

  .   slower than anticipated patient enrollment

  .   difficulty in finding and retaining patients fitting the trial profile

  .   adverse events occurring during the clinical trials

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

   A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

  .   fail to receive necessary regulatory approvals

  .   be difficult or uneconomical to produce in commercial quantities

  .   be precluded from commercialization by proprietary rights of third parties

  .   fail to achieve market acceptance

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

   Conflicts of interest may arise between American BioScience and us in a number of areas relating to our past and ongoing relationships, including:

  . intellectual property matters, as well as licensing arrangements we have entered, or may enter, into with American BioScience

  .   employee retention and recruiting

  .   loans

  .   payment of dividends

  .   issuances of capital stock

  .   election of directors

  . business opportunities that may be attractive to both American BioScience and us

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

   Future patents issued to third parties may contain claims that conflict with our products. We are subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to our current products, products we may develop or products we may license. Litigation or interference proceedings could force us to:

  . stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property

  .   pay damages

  . enter into licensing or royalty agreements that may not be available on acceptable terms, if at all

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

   As part of our business strategy and growth plan, we plan to expand our international sales as we obtain regulatory approvals to market our products in foreign countries, including countries in the European Union and South America, as well as expand our purchases of raw materials and finished products overseas. Expansion of our international operations could impose substantial burdens on our resources, divert management's attention from domestic operations and otherwise harm our business. In addition, international operations are subject to risks, including:

  .   regulatory requirements of differing nations

  .   inadequate protection of intellectual property

  . difficulties and costs associated with complying with a wide variety of complex domestic and foreign laws and treaties

  . legal uncertainties regarding, and timing delays associated with, tariffs, export licenses and other trade barriers

  .   increased difficulty in collecting delinquent or unpaid accounts

  .   adverse tax consequences

  .   currency fluctuations

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

Item 6.  Selected Financial Data

                                                                 Year Ended December 31,
                                                     -----------------------------------------------
                                                       2001      2000      1999    1998(1)    1997
                                                     --------  --------  --------  --------  -------
                                                          (in thousands, except per share data)
                                                     -----------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales........................................... $192,029  $165,495  $136,523  $ 65,915  $ 7,574
Cost of sales.......................................  121,619   105,587    91,062    48,764    5,245
Gross margin........................................   70,410    59,908    45,461    17,151    2,329
Operating expenses:
   Research and development costs (exclusive of
     stock-based compensation)......................   13,790    13,016     9,865     3,646      217
   Selling, general and administrative expenses
     (exclusive of stock-based compensation)........   30,911    30,048    23,450    13,267    1,373
   Stock-based compensation (2).....................    2,491       615        88       127       --
   (Gain) loss on litigation settlements, net.......     (750)   28,353        --        --       --
   Equity in net (income) loss of Drug Source Co.,
     LLC............................................   (1,414)      122        --        --       --
       Total operating expenses.....................   45,028    72,154    33,403    17,040    1,590
Operating income (loss).............................   25,382   (12,246)   12,058       111      739
Interest income.....................................    1,204       200       275       344       13
Interest expense....................................   (4,419)   (1,751)   (2,104)   (1,256)      --
Income (loss) before income taxes...................   22,167   (13,797)   10,229      (801)     752
Provision (benefit) for income taxes................    9,539    (5,038)    4,147      (289)     293
Net income (loss)...................................   12,628    (8,759)    6,082      (512)     459
Less imputed preferred stock dividends..............     (951)   (1,000)   (1,000)     (583)      --
Income (loss) applicable to common stock............ $ 11,677  $ (9,759) $  5,082  $ (1,095) $   459
Income (loss) per common share (3):
   Basic............................................ $   0.47  $  (0.43) $   0.23  $  (0.05) $  0.02
   Diluted.......................................... $   0.30  $  (0.43) $   0.14  $  (0.05) $  0.02
Weighted-average common shares outstanding:.........
   Basic............................................   24,718    22,528    21,977    21,542   21,236
   Diluted..........................................   38,948    22,528    35,057    21,542   21,236
OTHER DATA:
EBITDA (4).......................................... $ 34,734  $ (4,485) $ 18,962  $  4,494  $   739
Adjusted EBITDA (4).................................   38,229    29,265    21,132     5,207      739
Cash flow provided by operating activities..........   11,605    18,580     8,186     6,602      683
Cash flow used in investing activities..............   (9,146)  (11,851)   (6,762)  (56,503)      --
Cash flow provided by (used in) financing activities   93,722   (11,661)   (2,489)   55,621       27
CONSOLIDATED BALANCE SHEET DATA:
Working capital..................................... $ 76,421  $ 25,249  $ 31,130  $ 26,844  $   377
Total assets........................................  239,787   122,823   103,015    92,629    2,362
Long-term debt, including current portion...........       --    18,939    23,501    25,000       --
Series A redeemable convertible preferred stock.....       --    12,583    11,583    10,583       --
Total stockholders' equity..........................  130,070    38,699    50,175    42,272      754

--------
(1) We acquired the Fujisawa generic business on June 1, 1998. This business is included in our operations since that date.

(2) We recorded stock-based compensation related to certain stock option grants. Stock-based compensation relates to the following (in thousands):

                                                  Year Ended December 31,
                                                 --------------------------
                                                  2001  2000 1999 1998 1997
                                                 ------ ---- ---- ---- ----
    Research and development costs.............. $  182 $ 73 $--  $ -- $--
    Selling, general and administrative expenses  2,309  542  88   127  --
                                                 ------ ---- ---  ---- ---
                                                 $2,491 $615 $88  $127 $--
                                                 ====== ==== ===  ==== ===

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

   The following table reconciles net income (loss) to EBITDA and EBITDA to adjusted EBITDA:

                                                Years Ended December 31,
                                            --------------------------------
                                             2001     2000     1999    1998
                                            -------  -------  ------- ------
                                                     (in thousands)
   Net income (loss)....................... $12,628  $(8,759) $ 6,082 $ (512)
      Depreciation and amortization........   9,352    7,761    6,904  4,383
      Provision (benefit) for income taxes.   9,539   (5,038)   4,147   (289)
      Interest expense, net................   3,215    1,551    1,829    912
                                            -------  -------  ------- ------
   EBITDA..................................  34,734   (4,485)  18,962  4,494
      Common shares issued to Premier......   1,754    4,782    2,082    586
      Stock-based compensation.............   2,491      615       88    127
      Litigation settlements, net..........    (750)  28,353       --     --
                                            -------  -------  ------- ------
   Adjusted EBITDA......................... $38,229  $29,265  $21,132 $5,207
                                            =======  =======  ======= ======

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

   Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

  .   the impact of competitive products and pricing;

  . the availability and pricing of raw materials and components used in the manufacture of our pharmaceutical products;

  . the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

  . the acceptance of and demand for our existing and new pharmaceutical products;

  . the impact of laws and regulations, and their interpretations, which govern or affect the pharmaceutical industry;

  . the impact of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

  . the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

  .   the actual results achieved in the Phase III clinical trials for ABI-007;

  .   the timing of the completion of Phase III trials for ABI-007;

  .   licenses or acquisitions; and

  .   relationships and agreements with other parties.

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

Results of Operations

   The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

                                                         Year ended December 31,
                                                         -----------------------
                                                          2001    2000    1999
                                                         ------  ------  ------
Statement of Operations Data:
Net sales............................................... 100.0%  100.0%  100.0%
Cost of sales...........................................  63.3%   63.8%   66.7%
                                                         ------  ------  ------
Gross margin............................................  36.7%   36.2%   33.3%
Operating expenses:
   Research and development costs.......................   7.2%    7.9%    7.2%
   Selling, general, and administrative expenses........  16.1%   18.1%   17.2%
   Stock-based compensation.............................   1.3%    0.4%    0.1%
   (Gain) loss on litigation settlements, net........... (0.4)%   17.1%      --
   Equity in net (income) loss of Drug Source Co., LLC.. (0.7)%    0.1%      --
                                                         ------  ------  ------
      Total operating expenses..........................  23.5%   43.6%   24.5%
Income (loss) from operations...........................  13.2%  (7.4)%    8.8%
Interest expense, net................................... (1.7)%  (0.9)%  (1.3)%
                                                         ------  ------  ------
Income (loss) before income taxes.......................  11.5%  (8.3)%    7.5%
Provision (benefit) for income taxes....................   4.9%  (3.0)%    3.0%
                                                         ------  ------  ------
Net income (loss).......................................   6.6%  (5.3)%    4.5%
                                                         ======  ======  ======

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

                                          /s/ ERNST & YOUNG LLP

Woodland Hills, California
February 20, 2002

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                           --------------------------
                                                                                               2001          2000
                                                                                           ------------  ------------
                                          ASSETS
Current assets:
    Cash and cash equivalents............................................................. $ 96,688,000  $    501,000
    Accounts receivable, less allowances for doubtful accounts of $400,000 in 2001 and
     $436,000 in 2000 and net chargebacks of $19,271,000 in 2001 and $20,269,000 in
     2000.................................................................................   15,649,000    15,569,000
    Inventories...........................................................................   51,253,000    35,640,000
    Prepaid expenses and other current assets.............................................    2,469,000       851,000
    Deferred income taxes.................................................................    9,222,000     8,214,000
                                                                                           ------------  ------------
       Total current assets...............................................................  175,281,000    60,775,000
Deferred income taxes.....................................................................    4,758,000     7,982,000
Property, plant and equipment, net........................................................   53,821,000    53,611,000
Investment in Drug Source Co., LLC........................................................    1,512,000        98,000
Product license rights, net of accumulated amortization of $30,000 in 2001................      270,000            --
Deferred financing costs, net of accumulated amortization of $-- in 2001 and $287,000 in
 2000.....................................................................................    4,145,000       357,000
                                                                                           ------------  ------------
       Total assets....................................................................... $239,787,000  $122,823,000
                                                                                           ============  ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................................................... $ 10,593,000  $  9,136,000
    Accrued expenses......................................................................   16,438,000    12,719,000
    Distribution payable to American BioScience, Inc......................................   60,000,000            --
    Current portion of liability to VivoRx, Inc...........................................   11,829,000     9,670,000
    Current maturities of long-term debt..................................................           --     4,001,000
                                                                                           ------------  ------------
       Total current liabilities..........................................................   98,860,000    35,526,000
Liability to VivoRx, Inc., less current portion...........................................   10,857,000    20,684,000
Long-term debt, less current maturities...................................................           --    14,938,000
Other.....................................................................................           --       393,000
Commitments and contingencies
Series A redeemable convertible preferred stock--no par value; none authorized, issued and
 outstanding in 2001; 2,821,035 shares authorized, issued and outstanding in 2000.........           --    12,583,000
Stockholders' equity:
    Common stock--$.001 par value; 100,000,000 shares authorized, 48,272,628 shares
     issued and outstanding in 2001; none authorized, issued and outstanding in 2000......       48,000            --
    Common stock--no par value; none authorized, issued and outstanding in 2001;
     100,000,000 shares authorized; 22,836,548 shares issued and outstanding in 2000......           --     9,268,000
    Preferred stock--no par value; 6,000,000 shares authorized, none issued and
     outstanding in 2001; none authorized, issued and outstanding in 2000.................           --            --
    Series B convertible preferred stock--no par value; none authorized, issued and
     outstanding in 2001; 4,231,585 shares authorized, issued and outstanding in 2000.....           --    15,000,000
    Series C convertible preferred stock--no par value; none authorized, issued and
     outstanding in 2001; 1,410,530 shares authorized, issued and outstanding in 2000.....           --     5,000,000
    Series D convertible preferred stock--no par value; none authorized, issued and
     outstanding in 2001; 6,347,325 shares authorized, issued and outstanding in 2000.....           --    22,500,000
    Amounts due from American BioScience, Inc.............................................  (20,957,000)   (7,105,000)
    Deferred stock-based compensation.....................................................   (4,713,000)     (944,000)
    Additional paid-in capital............................................................  149,041,000            --
    Retained earnings (deficit)...........................................................    6,658,000    (5,019,000)
    Other comprehensive loss..............................................................       (7,000)       (1,000)
                                                                                           ------------  ------------
       Total stockholders' equity.........................................................  130,070,000    38,699,000
                                                                                           ------------  ------------
       Total liabilities and stockholders' equity......................................... $239,787,000  $122,823,000
                                                                                           ============  ============

                            See accompanying notes.

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Year Ended December 31,
                                                           ----------------------------------------
                                                               2001          2000          1999
                                                           ------------  ------------  ------------
Net sales................................................. $192,029,000  $165,495,000  $136,523,000
Cost of sales.............................................  121,619,000   105,587,000    91,062,000
                                                           ------------  ------------  ------------
Gross margin..............................................   70,410,000    59,908,000    45,461,000
Operating expenses:
   Research and development costs.........................   13,790,000    13,016,000     9,865,000
   Selling, general, and administrative expenses..........   30,911,000    30,048,000    23,450,000
   Stock-based compensation...............................    2,491,000       615,000        88,000
   (Gain) loss on litigation settlements, net.............     (750,000)   28,353,000            --
   Equity in net (income) loss of Drug Source Co., LLC....   (1,414,000)      122,000            --
                                                           ------------  ------------  ------------
       Total operating expenses...........................   45,028,000    72,154,000    33,403,000
                                                           ------------  ------------  ------------
Income (loss) from operations.............................   25,382,000   (12,246,000)   12,058,000
Interest Income (includes $1,104,000 from American
  BioScience,Inc. in 2001, none in 2000 and 1999).........    1,204,000       200,000       275,000
Interest expense..........................................   (4,419,000)   (1,751,000)   (2,104,000)
                                                           ------------  ------------  ------------
Income (loss) before income taxes.........................   22,167,000   (13,797,000)   10,229,000
Provision (benefit) for income taxes......................    9,539,000    (5,038,000)    4,147,000
                                                           ------------  ------------  ------------
Net income (loss).........................................   12,628,000    (8,759,000)    6,082,000
Imputed preferred stock dividends.........................     (951,000)   (1,000,000)   (1,000,000)
                                                           ------------  ------------  ------------
Income (loss) applicable to common stock.................. $ 11,677,000  $ (9,759,000) $  5,082,000
                                                           ============  ============  ============
Income (loss) per common share:
   Basic.................................................. $       0.47  $      (0.43) $       0.23
                                                           ============  ============  ============
   Diluted................................................ $       0.30  $      (0.43) $       0.14
                                                           ============  ============  ============
The fair value of common shares earned by Premier has been
  deducted from net sales as follows:..................... $  1,754,000  $  4,782,000  $  2,082,000
                                                           ============  ============  ============
Research and development costs include purchases from Drug
  Source Co., LLC as follows:............................. $  1,066,000  $         --  $         --
                                                           ============  ============  ============
The composition of stock-based compensation is as follows:
   Research and development costs......................... $    182,000  $     73,000  $         --
   Selling, general and administrative expenses...........    2,309,000       542,000        88,000
                                                           ------------  ------------  ------------
                                                           $  2,491,000  $    615,000  $     88,000
                                                           ============  ============  ============

                            See accompanying notes.

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2001, 2000 and 1999

                                                        Common Stock           Common Stock          Series B Convertible
                                                      $0.001 Par Value         No Par Value             Preferred Stock
                                                     ------------------ -------------------------  ------------------------
                                                       Shares   Amount    Shares        Amount       Shares       Amount
                                                     ---------- ------- -----------  ------------  ----------  ------------
Balance at December 31, 1998........................         -- $    --  21,090,140  $    255,000   4,231,585  $ 15,000,000
Issuance of common stock earned by Premier..........         --      --   1,129,647     2,714,000          --            --
Exercise of stock options...........................         --      --      18,750         1,000          --            --
Grants of stock options.............................         --      --          --        29,000          --            --
Amortization of deferred stock-based compensation...         --      --          --            --          --            --
Comprehensive income:
   Net income.......................................         --      --          --            --          --            --
   Foreign currency translation gain................         --      --          --            --          --            --
Comprehensive income................................         --      --          --            --          --            --
Imputed preferred stock dividends...................         --      --          --            --          --            --
                                                     ---------- ------- -----------  ------------  ----------  ------------
Balance at December 31, 1999........................         --      --  22,238,537     2,999,000   4,231,585    15,000,000
Issuance of common stock earned by Premier..........         --      --     570,351     4,750,000          --            --
Exercise of stock options...........................         --      --      27,660        28,000          --            --
Grants of stock options, net of forfeitures.........         --      --          --     1,491,000          --            --
Amortization of deferred stock-based compensation...         --      --          --            --          --            --
Net advances to American BioScience, Inc............         --      --          --            --          --            --
Comprehensive income (loss):
   Net loss.........................................         --      --          --            --          --            --
   Foreign currency translation loss................         --      --          --            --          --            --
Comprehensive income (loss).........................         --      --          --            --          --            --
Imputed preferred stock dividends...................         --      --          --            --          --            --
                                                     ---------- ------- -----------  ------------  ----------  ------------
Balance at December 31, 2000........................         --      --  22,836,548     9,268,000   4,231,585    15,000,000
Issuance of common stock earned by Premier..........         --      --     161,955     1,906,000          --            --
Exercise of stock options...........................      7,300      --   1,274,025       139,000          --            --
Grants of stock options, net of forfeitures.........         --      --          --     6,260,000          --            --
Amortization of deferred stock-based compensation...         --      --          --            --          --            --
Net advances to American BioScience, Inc............         --      --          --            --          --            --
Payment by American BioScience, Inc. of share of
 liability to VivoRx, Inc., net of related deferred
 income taxes.......................................         --      --          --     4,026,000          --            --
Issuance of warrants................................         --      --          --       393,000          --            --
Exercise of warrants................................    182,325      --          --            --          --            --
Recapitalization of company in Delaware............. 24,272,528  24,000 (24,272,528)  (21,992,000)         --            --
Conversion of preferred stock into common stock..... 14,810,475  15,000          --            --  (4,231,585)  (15,000,000)
Net proceeds from sale of common stock in initial
 public offering....................................  9,000,000   9,000          --            --          --            --
Accrual of distribution to American BioScience, Inc.
 for product license rights.........................         --      --          --            --          --            --
Comprehensive income:
   Net income.......................................         --      --          --            --          --            --
   Foreign currency translation loss................         --      --          --            --          --            --
Comprehensive income................................         --      --          --            --          --            --
Imputed preferred stock dividends...................         --      --          --            --          --            --
                                                     ---------- ------- -----------  ------------  ----------  ------------
Balance at December 31, 2001........................ 48,272,628 $48,000          --  $         --          --  $         --
                                                     ========== ======= ===========  ============  ==========  ============

                                                       Series C Convertible
                                                         Preferred Stock
                                                     -----------------------
                                                       Shares      Amount
                                                     ----------  -----------
Balance at December 31, 1998........................  1,410,530  $ 5,000,000
Issuance of common stock earned by Premier..........         --           --
Exercise of stock options...........................         --           --
Grants of stock options.............................         --           --
Amortization of deferred stock-based compensation...         --           --
Comprehensive income:
   Net income.......................................         --           --
   Foreign currency translation gain................         --           --
Comprehensive income................................         --           --
Imputed preferred stock dividends...................         --           --
                                                     ----------  -----------
Balance at December 31, 1999........................  1,410,530    5,000,000
Issuance of common stock earned by Premier..........         --           --
Exercise of stock options...........................         --           --
Grants of stock options, net of forfeitures.........         --           --
Amortization of deferred stock-based compensation...         --           --
Net advances to American BioScience, Inc............         --           --
Comprehensive income (loss):
   Net loss.........................................         --           --
   Foreign currency translation loss................         --           --
Comprehensive income (loss).........................         --           --
Imputed preferred stock dividends...................         --           --
                                                     ----------  -----------
Balance at December 31, 2000........................  1,410,530    5,000,000
Issuance of common stock earned by Premier..........         --           --
Exercise of stock options...........................         --           --
Grants of stock options, net of forfeitures.........         --           --
Amortization of deferred stock-based compensation...         --           --
Net advances to American BioScience, Inc............         --           --
Payment by American BioScience, Inc. of share of
 liability to VivoRx, Inc., net of related deferred
 income taxes.......................................         --           --
Issuance of warrants................................         --           --
Exercise of warrants................................         --           --
Recapitalization of company in Delaware.............         --           --
Conversion of preferred stock into common stock..... (1,410,530)  (5,000,000)
Net proceeds from sale of common stock in initial
 public offering....................................         --           --
Accrual of distribution to American BioScience, Inc.
 for product license rights.........................         --           --
Comprehensive income:
   Net income.......................................         --           --
   Foreign currency translation loss................         --           --
Comprehensive income................................         --           --
Imputed preferred stock dividends...................         --           --
                                                     ----------  -----------
Balance at December 31, 2001........................         --  $        --
                                                     ==========  ===========

                            See accompanying notes.

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2001, 2000 and 1999

                                      Series D Convertible                    Amounts Due
                                         Preferred Stock       Additional         From         Deferred    Retained
                                    ------------------------    Paid-in         American     Stock-based   Earnings
                                      Shares       Amount       Capital     Bioscience, Inc. Compensation  (Deficit)
                                    ----------  ------------  ------------  ---------------- ------------ -----------
Balance at December 31, 1998.......  6,347,325  $ 22,500,000  $         --    $         --   $  (127,000) $  (342,000)
Issuance of common stock
 earned by Premier.................         --            --            --              --            --           --
Exercise of stock options..........         --            --            --              --            --           --
Grants of stock options............         --            --            --              --       (29,000)          --
Amortization of deferred
 stock-based compensation..........         --            --            --              --        88,000           --
Comprehensive income:
   Net income......................         --            --            --              --            --    6,082,000
   Foreign currency translation
    gain...........................         --            --            --              --            --           --

Comprehensive income...............         --            --            --              --            --           --
Imputed preferred stock dividends..         --            --            --              --            --   (1,000,000)
                                    ----------  ------------  ------------    ------------   -----------  -----------
Balance at December 31, 1999.......  6,347,325    22,500,000            --              --       (68,000)   4,740,000
Issuance of common stock earned
 by Premier........................         --            --            --              --            --           --
Exercise of stock options..........         --            --            --              --            --           --
Grants of stock options, net of
 forfeitures.......................         --            --            --              --    (1,491,000)          --
Amortization of deferred stock-
 based compensation................         --            --            --              --       615,000           --
Net advances to American
 BioScience, Inc...................         --            --            --      (7,105,000)           --           --
Comprehensive income (loss):
   Net loss........................         --            --            --              --            --   (8,759,000)
   Foreign currency translation
    loss...........................         --            --            --              --            --           --

Comprehensive income (loss)........         --            --            --              --            --           --
Imputed preferred stock dividends..         --            --            --              --            --   (1,000,000)
                                    ----------  ------------  ------------    ------------   -----------  -----------
Balance at December 31, 2000.......  6,347,325    22,500,000            --      (7,105,000)     (944,000)  (5,019,000)
Issuance of common stock earned
 by Premier........................         --            --            --              --            --           --
Exercise of stock options..........         --            --        23,000              --            --           --
Grants of stock options, net of
 forfeitures.......................         --            --            --              --    (6,260,000)          --
Amortization of deferred stock-
 based compensation................         --            --            --              --     2,491,000           --
Net advances to American
 BioScience, Inc...................         --            --            --     (13,852,000)           --           --
Payment by American BioScience,
 Inc. of share of liability to
 VivoRx, Inc., net of related
 deferred income taxes.............         --            --            --              --            --           --
Issuance of warrants...............         --            --            --              --            --           --
Exercise of warrants...............         --            --            --              --            --           --
Recapitalization of company in
 Delaware..........................         --            --    21,968,000              --            --           --
Conversion of preferred stock into
 common stock...................... (6,347,325)  (22,500,000)   56,019,000              --            --           --
Net proceeds from sale of common
 stock in initial public offering..         --            --   131,031,000              --            --           --
Accrual of distribution to American
 BioScience, Inc. for product
 license rights....................         --            --   (60,000,000)             --            --           --
Comprehensive income:
   Net income......................         --            --            --              --            --   12,628,000

   Foreign currency translation
    loss...........................         --            --            --              --            --           --

Comprehensive income...............         --            --            --              --            --           --
Imputed preferred stock dividends..         --            --            --              --            --     (951,000)
                                    ----------  ------------  ------------    ------------   -----------  -----------
Balance at December 31, 2001.......         --  $         --  $149,041,000    $(20,957,000)  $(4,713,000) $ 6,658,000
                                    ==========  ============  ============    ============   ===========  ===========

                                        Other
                                    Comprehenive
                                    Income (Loss)    Total
                                    ------------- ------------
Balance at December 31, 1998.......   $(14,000)   $ 42,272,000
Issuance of common stock
 earned by Premier.................         --       2,714,000
Exercise of stock options..........         --           1,000
Grants of stock options............         --              --
Amortization of deferred
 stock-based compensation..........         --          88,000
Comprehensive income:
   Net income......................         --       6,082,000
   Foreign currency translation
    gain...........................     18,000          18,000
                                                  ------------
Comprehensive income...............         --       6,100,000
Imputed preferred stock dividends..         --      (1,000,000)
                                      --------    ------------
Balance at December 31, 1999.......      4,000      50,175,000
Issuance of common stock earned
 by Premier........................         --       4,750,000
Exercise of stock options..........         --          28,000
Grants of stock options, net of
 forfeitures.......................         --              --
Amortization of deferred stock-
 based compensation................         --         615,000
Net advances to American
 BioScience, Inc...................         --      (7,105,000)
Comprehensive income (loss):
   Net loss........................         --      (8,759,000)
   Foreign currency translation
    loss...........................     (5,000)         (5,000)
                                                  ------------
Comprehensive income (loss)........         --      (8,764,000)
Imputed preferred stock dividends..         --      (1,000,000)
                                      --------    ------------
Balance at December 31, 2000.......     (1,000)     38,699,000
Issuance of common stock earned
 by Premier........................         --       1,906,000
Exercise of stock options..........         --         162,000
Grants of stock options, net of
 forfeitures.......................         --              --
Amortization of deferred stock-
 based compensation................         --       2,491,000
Net advances to American
 BioScience, Inc...................         --     (13,852,000)
Payment by American BioScience,
 Inc. of share of liability to
 VivoRx, Inc., net of related
 deferred income taxes.............         --       4,026,000
Issuance of warrants...............         --         393,000
Exercise of warrants...............         --              --
Recapitalization of company in
 Delaware..........................         --              --
Conversion of preferred stock into
 common stock......................         --      13,534,000
Net proceeds from sale of common
 stock in initial public offering..         --     131,040,000
Accrual of distribution to American
 BioScience, Inc. for product
 license rights....................         --     (60,000,000)
Comprehensive income:
   Net income......................         --      12,628,000
                                                  ------------
   Foreign currency translation
    loss...........................     (6,000)         (6,000)
                                                  ------------
Comprehensive income...............         --      12,622,000
Imputed preferred stock dividends..         --        (951,000)
                                      --------    ------------
Balance at December 31, 2001.......   $ (7,000)   $130,070,000
                                      ========    ============

                            See accompanying notes.

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                               ---------------------------------------
                                                                                   2001          2000         1999
                                                                               ------------  ------------  -----------
Cash flows from operating activities:
Net income (loss)............................................................. $ 12,628,000  $ (8,759,000) $ 6,082,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation..............................................................    8,422,000     7,632,000    6,776,000
    Amortization..............................................................      930,000       129,000      128,000
    Imputed interest on liability to VivoRx, Inc..............................    2,332,000            --           --
    Stock-based compensation..................................................    2,491,000       615,000       88,000
    Loss on disposal of property, plant and equipment.........................      214,000       291,000           --
    Deferred income taxes.....................................................     (358,000)  (12,437,000)  (1,512,000)
    Equity in net (income) loss of Drug Source Co., LLC.......................   (1,414,000)      122,000           --
    Common stock earned by Premier............................................    1,754,000     4,782,000    2,082,000
    Changes in operating assets and liabilities:
       Accounts receivable, net of chargebacks................................      (80,000)   (2,051,000)  (9,351,000)
       Inventories............................................................  (15,613,000)   (6,815,000)    (829,000)
       Prepaid expenses and other current assets..............................   (1,618,000)     (185,000)    (116,000)
       Accounts payable and accrued expenses..................................    5,317,000     4,902,000    4,838,000
       Liability to VivoRx, Inc...............................................   (3,400,000)   30,354,000           --
                                                                               ------------  ------------  -----------
       Net cash provided by operating activities..............................   11,605,000    18,580,000    8,186,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Drug Source Co., Inc........................................           --      (220,000)          --
    Purchases of property, plant and equipment................................   (8,846,000)  (11,631,000)  (6,762,000)
    Purchase of product license rights........................................     (300,000)           --           --
                                                                               ------------  ------------  -----------
    Net cash used in investing activities.....................................   (9,146,000)  (11,851,000)  (6,762,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt................................................  (18,939,000)   (4,562,000)  (1,499,000)
    Proceeds from the exercise of stock options...............................      162,000        28,000        1,000
    Increase in amounts due from American BioScience, Inc.....................  (13,852,000)   (7,127,000)    (991,000)
    Payment of deferred financing costs.......................................   (4,689,000)           --           --
    Proceeds from the sale of common stock, net...............................  131,040,000            --           --
                                                                               ------------  ------------  -----------
Net cash provided by (used in) financing activities...........................   93,722,000   (11,661,000)  (2,489,000)
                                                                               ------------  ------------  -----------
Increase (decrease) in cash and cash equivalents..............................   96,181,000    (4,932,000)  (1,065,000)
Foreign currency translation (gain) loss......................................        6,000         5,000      (18,000)
Cash and cash equivalents at beginning of period..............................      501,000     5,428,000    6,511,000
                                                                               ------------  ------------  -----------
Cash and cash equivalents at end of period.................................... $ 96,688,000  $    501,000  $ 5,428,000
                                                                               ============  ============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
    Interest.................................................................. $  2,423,000  $  2,007,000  $ 2,081,000
    Income taxes (including in lieu of payments to American BioScience,
     Inc.)....................................................................    7,764,000     7,003,000    5,244,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
    Accrual of distribution payable to American BioScience Inc. for product
     license rights........................................................... $ 60,000,000  $         --  $        --
    Payment by American BioScience, Inc. of share of liability to VivoRx,
     Inc., net of related deferred tax asset of $2,574,000....................    4,026,000            --           --
    Imputed preferred stock dividends.........................................      951,000     1,000,000    1,000,000
    Conversion of series A,B,C and D preferred stock into common stock........   56,034,000            --           --

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

                     Buildings and improvements 10-30 years
                     Machinery and equipment...  3-10 years
                     Furniture and fixtures....   5-7 years

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

   Calculations of basic and diluted income per common share information are based on the following:

                                                                        Year Ended December 31,
                                                                 -------------------------------------
                                                                    2001         2000         1999
                                                                 -----------  -----------  -----------
Basic and dilutive numerator:
   Net income (loss)............................................ $12,628,000  $(8,759,000) $ 6,082,000
   Less dividends on series A convertible preferred stock.......    (951,000)  (1,000,000)  (1,000,000)
                                                                 -----------  -----------  -----------
   Net income (loss) applicable to common stock................. $11,677,000  $(9,759,000) $ 5,082,000
                                                                 ===========  ===========  ===========
Denominator:
   Weighted-average common shares outstanding...................  24,656,000   22,248,000   21,092,000
   Weighted-average common shares earned by, but not issued to,
     Premier....................................................      62,000      280,000      885,000
                                                                 -----------  -----------  -----------
   Weighted common shares--Basic................................  24,718,000   22,528,000   21,977,000
Net effect of dilutive securities:
   Stock options................................................   2,665,000           --    1,086,000
   Warrant......................................................     167,000           --        5,000
   Weighted-average conversion of convertible preferred stock:
       Series B.................................................   4,023,000           --    4,232,000
       Series C.................................................   1,341,000           --    1,410,000
       Series D.................................................   6,034,000           --    6,347,000
                                                                 -----------  -----------  -----------
   Weighted common shares--Diluted..............................  38,948,000   22,528,000   35,057,000
                                                                 ===========  ===========  ===========
Income (loss) per common share--Basic........................... $      0.47  $     (0.43) $      0.23
                                                                 ===========  ===========  ===========
Income (loss) per common share--Diluted......................... $      0.30  $     (0.43) $      0.14
                                                                 ===========  ===========  ===========

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

3.  TRANSACTIONS WITH AMERICAN BIOSCIENCE, INC.

  Loans to American Bioscience, Inc.

   A summary of activity in the loans to American BioScience Inc. account, which is classified as a deduction from stockholders equity in the accompanying consolidated balance sheet, is as follows:

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                                2001         2000         1999
                                                             -----------  -----------  -----------
Balance at beginning of year................................ $ 7,105,000  $   (22,000) $(1,013,000)
Payments on behalf of American BioScience, Inc.:
   New product development (principally related to ABI-007).   4,865,000    3,197,000    3,834,000
   Income taxes.............................................   5,735,000   10,560,000    1,655,000
   Liability to VivoRx, Inc.................................   4,600,000           --           --
   Interest charged to American BioScience, Inc.............   1,104,000           --           --
   Other....................................................   5,865,000    4,373,000      746,000
In lieu of income tax liability.............................  (7,764,000)  (7,003,000)  (5,244,000)
Repayments by American BioScience, Inc......................    (553,000)  (4,000,000)          --
                                                             -----------  -----------  -----------
                                                             $20,957,000  $ 7,105,000  $   (22,000)
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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

4.  INVENTORIES

   Inventories consist of the following:

                                         December 31,
                                    -----------------------
                                       2001        2000
                                    ----------- -----------
                    Finished goods. $15,792,000 $11,988,000
                    Work in process   7,958,000   8,021,000
                    Raw materials..  27,503,000  15,631,000
                                    ----------- -----------
                                    $51,253,000 $35,640,000
                                    =========== ===========

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

5.  PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment consist of the following:

                                                 December 31,
                                          --------------------------
                                              2001          2000
                                          ------------  ------------
          Land........................... $  2,384,000  $  2,384,000
          Building and improvements......   33,344,000    32,282,000
          Machinery and equipment........   32,465,000    27,611,000
          Furniture and fixtures.........    4,363,000     3,594,000
          Construction in progress.......    7,446,000     5,567,000
                                          ------------  ------------
                                            80,002,000    71,438,000
          Less allowance for depreciation  (26,181,000)  (17,827,000)
                                          ------------  ------------
                                          $ 53,821,000  $ 53,611,000
                                          ============  ============

6.  ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                December 31,
                                           -----------------------
                                              2001        2000
                                           ----------- -----------
             Payroll and employee benefits $ 6,207,000 $ 4,481,000
             Legal........................   1,015,000     254,000
             Insurance....................   1,183,000   1,084,000
             Sales and marketing..........   4,812,000   4,412,000
             Accrued state income taxes...   2,211,000     288,000
             Other........................   1,010,000   2,200,000
                                           ----------- -----------
                                           $16,438,000 $12,719,000
                                           =========== ===========

7.  CREDIT FACILITY

   Long-term debt consists of the following:

                                                      December 31,
                                                    ----------------
                                                    2001    2000
                                                    ---- -----------
          Tranche A term loan......................  $-- $16,200,000
          Tranche B term loan......................   --   2,738,000
          Other....................................   --       1,000
                                                      --  18,939,000
          Less current maturities of long-term debt   --  (4,001,000)
                                                    ---- -----------
                                                     $-- $14,938,000
                                                    ==== ===========

   During 1998, the Company entered into a credit facility providing for two term loans totaling $25,000,000 and a revolving line of credit agreement for an amount not to exceed $25,000,000. In December 2001, this credit

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

   Under the former credit agreement, the Company could elect the interest rates on the term loans to be from either prime plus .75% or LIBOR plus 2.75%. The weighted average interest rate on the outstanding term loans was 7.5%, 9.4% and 8.5% for the year ended December 31, 2001, 2000 and 1999, respectively. The Company could elect the interest rate on borrowings under the revolving line of credit to be either prime plus .25% or LIBOR plus 2.25% prior to Amendment Four to the credit agreement, dated July 24, 2001. From July 24, 2001 to the termination date, the available Revolving credit line rates were prime plus ..50% or LIBOR plus 2.5%.

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

   As of December 31, 2001, future annual minimum lease payments related to these noncancelable operating leases are as follows:

                             Year         Amount
                             ----       ----------
                             2002...... $2,108,000
                             2003......  1,776,000
                             2004......  1,350,000
                             2005......    517,000
                             2006......    237,000
                             Thereafter     47,000
                                        ----------
                                        $6,035,000
                                        ==========

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

  Stock Option Activity

   Stock option activity is as follows:

                                            Number of Options
             ------------------------------------------------------------------------------
                                       Exercise Price                                           Weighted-
             -------------------------------------------------------------------             Average Exercise
               $0.05       $3.00     $4.00     $6.00   $10.00   $15.00   $16.00    Total          Price
             ----------  ---------  --------  -------  -------  -------  ------- ----------  ----------------
OPTIONS
Outstanding
 at January
 1, 1999....  1,287,500  1,822,700        --       --       --       --       --  3,110,200       $1.78
  Granted...         --     38,100   337,400       --       --       --       --    375,500        3.90
  Exercised.    (18,750)        --        --       --       --       --       --    (18,750)       0.05
  Forfeited.         --   (209,800)   (4,800)      --       --       --       --   (214,600)       3.02
             ----------  ---------  --------  -------  -------  -------  ------- ----------       -----
Outstanding
 at
 December
 31, 1999...  1,268,750  1,651,000   332,600       --       --       --       --  3,252,350        1.95
  Granted...         --         --   620,514       --       --       --       --    620,514        4.00
  Exercised.    (18,750)    (8,875)      (35)      --       --       --       --    (27,660)       1.00
  Forfeited.         --   (109,350)  (63,775)      --       --       --       --   (173,125)       3.37
             ----------  ---------  --------  -------  -------  -------  ------- ----------       -----
Outstanding
 at
 December
 31, 2000...  1,250,000  1,532,775   889,304       --       --       --       --  3,672,079        2.24
  Granted...         --         --     4,600  721,500  290,700  115,900  144,300  1,277,000        8.85
  Exercised. (1,250,000)   (26,025)   (5,300)      --       --       --       -- (1,281,325)       0.13
  Forfeited.         --    (73,925) (106,290) (31,200)    (800)  (1,100)      --   (213,315)       4.11
             ----------  ---------  --------  -------  -------  -------  ------- ----------       -----
Outstanding
 at
 December
 31, 2001...         --  1,432,825   782,314  690,300  289,900  114,800  144,300  3,454,439       $5.29
             ==========  =========  ========  =======  =======  =======  ======= ==========       =====

   The weighted average fair value of options granted was $9.70, $2.45 and $0.77 for the years ended December 31, 2001, 2000 and 1999, respectively.

   The following table summarizes information about all stock options outstanding as of December 31, 2001:

                                   Options Outstanding                  Options Exercisable
                      --------------------------------------------- ---------------------------
                                    Weighted-         Weighted-                   Weighted-
                      Number of Average Remaining  Average Exercise Number of  Average Exercise
Exercise Price Ranges  Shares   Contractual Life        Price        Shares         Price
--------------------- --------- ----------------- ----------------- --------- -----------------
   $ 0.00--$3.50..... 1,432,825        6.2             $ 3.00       1,413,325       $3.00
   $ 3.51--$5.50.....   782,314        7.9               4.00         264,467        4.00
   $ 5.51--$8.50.....   690,300        9.1               6.00          75,000        6.00
   $ 8.51--$12.50....   289,900        9.6              10.00              --          --
   $12.51--$16.00....   259,100        9.7              15.56              --          --
                      ---------        ---             ------       ---------       -----
                      3,454,439        7.7             $ 5.36       1,752,792       $3.28
                      =========        ===             ======       =========       =====

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

   If the Company had accounted for its stock options in accordance with SFAS No. 123 over the stock options' normal vesting periods, the pro forma net income (loss) and related pro forma per share information would have been as follows:

                                                Year Ended December 31,
                                          -----------------------------------
                                             2001        2000         1999
                                          ----------- -----------  ----------
   Pro forma net income (loss)........... $12,453,000 $(8,800,000) $5,887,000
   Pro forma net income (loss) per share:
      Basic.............................. $      0.47 $     (0.44) $     0.22
      Diluted............................ $      0.30 $     (0.44) $     0.14

   The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years; pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

13.  INCOME TAXES

   Deferred tax assets and liabilities consist of the following:

                                                       December 31,
                                                 ------------------------
                                                    2001         2000
                                                 -----------  -----------
      Deferred tax assets:
      Inventory................................. $ 1,113,000  $ 1,420,000
         Depreciation...........................   1,058,000      263,000
         Customer discounts.....................     368,000      383,000
         Liability to VivoRx....................   8,961,000   10,512,000
         Other accruals and reserves............   3,464,000    3,969,000
                                                 -----------  -----------
             Total deferred tax assets..........  14,964,000   16,547,000
      Deferred tax liabilities:
         Organization costs.....................    (233,000)    (349,000)
         Other accruals and reserves............    (751,000)      (2,000)
                                                 -----------  -----------
             Total deferred tax liabilities.....    (984,000)    (351,000)
                                                 -----------  -----------
             Net deferred tax asset............. $13,980,000  $16,196,000
                                                 ===========  ===========

The provision for income tax consists of the following:

                                                              Year Ended December 31,
                                                       -------------------------------------
                                                          2001         2000         1999
                                                       ----------  ------------  -----------
Current:
   Federal............................................ $7,764,000  $  5,811,000  $ 4,422,000
   State..............................................  2,123,000     1,588,000    1,183,000
   Foreign............................................     10,000            --       54,000
                                                       ----------  ------------  -----------
       Total current..................................  9,897,000     7,399,000    5,659,000
Deferred:
   Federal............................................   (302,000)   (1,604,000)  (1,200,000)
   State..............................................    (56,000)     (321,000)    (312,000)
   Liability to VivoRx................................         --   (10,512,000)          --
                                                       ----------  ------------  -----------
       Total deferred.................................   (358,000)  (12,437,000)  (1,512,000)
                                                       ----------  ------------  -----------
       Total provision (benefit) for income taxes..... $9,539,000  $ (5,038,000) $ 4,147,000
                                                       ==========  ============  ===========

   The amount of allocated current liability for income taxes of the Company accounted through the due from ABI account is $7,764,000 and $7,003,000, for the years ended December 31, 2001 and 2000, respectively.

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

   A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                        Year Ended December 31,
                                                        ----------------------
                                                         2001     2000    1999
                                                        ----     -----    ----
  Tax provision at statutory federal rate.............. 35.0%     (34.0)% 34.0%
  State income taxes, net of federal income tax benefit  6.1       (4.3)   6.2
  Nondeductible expenses...............................  1.9        1.8    0.3
                                                         ----    -----    ----
  Effective tax rate................................... 43.0%     (36.5)% 40.5%
                                                         ====    =====    ====

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

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

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

16.  NET SALES BY PRODUCT

   Net sales by product line is as follows:

                                                             Year Ended December 31,
                                                    ----------------------------------------
                                                        2001          2000          1999
                                                    ------------  ------------  ------------
Oncology........................................... $ 31,179,000  $ 36,558,000  $ 13,267,000
Anti-infective.....................................   54,721,000    46,987,000    39,216,000
Critical care......................................  100,397,000    79,232,000    77,365,000
Contract manufacturing.............................    6,416,000     6,525,000     7,858,000
Other..............................................    1,070,000       975,000       899,000
                                                    ------------  ------------  ------------
                                                     193,783,000   170,277,000   138,605,000
Less fair value of common shares earned by Premier.   (1,754,000)   (4,782,000)   (2,082,000)
                                                    ------------  ------------  ------------
                                                    $192,029,000  $165,495,000  $136,523,000
                                                    ============  ============  ============
Estimated net sales to the Company's wholesalers of
  products resold to Premier's members included in
  above amounts.................................... $ 53,881,000  $ 51,153,000  $ 39,578,000
                                                    ============  ============  ============

                    AMERICAN PHARMACEUTICAL PARTNERS, INC.

17.  UNAUDITED QUARTERLY FINANCIAL DATA

   Selected quarterly data for 2001 and 2000 are as follows (in thousands except per share data):

                                                        2001
                                           -------------------------------
                                            First  Second   Third  Fourth
                                           ------- ------- ------- -------
     Net sales............................ $39,034 $48,074 $49,290 $55,631
     Gross margin......................... $11,868 $18,273 $16,212 $24,057
     Net income........................... $   797 $ 3,845 $ 2,671 $ 5,315
     Net income applicable to common stock $   547 $ 3,595 $ 2,421 $ 5,114
     Income per common share:
        Basic............................. $  0.02 $  0.16 $  0.10 $  0.18
        Diluted........................... $  0.01 $  0.09 $  0.06 $  0.12

                                                            2000
                                              --------------------------------
                                               First  Second   Third   Fourth
                                              ------- ------- ------- --------
 Net sales................................... $39,185 $41,971 $41,504 $ 42,835
 Gross margin................................ $16,023 $15,672 $14,646 $ 13,567
 Net income (loss)........................... $ 3,923 $ 2,227 $ 2,090 $(16,999)
 Net income (loss) applicable to common stock $ 3,673 $ 1,977 $ 1,840 $(17,249)
 Income (loss) per common share:
    Basic.................................... $  0.16 $  0.09 $  0.08 $  (0.76)
    Diluted.................................. $  0.10 $  0.05 $  0.05 $  (0.76)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The directors and their ages and positions with the Company as of March 29, 2002 are:

        Name                   Age                  Position
        ----                   ---                  --------
Patrick Soon-Shiong, M.D.      49  President, Chief Executive Officer and
                                     Chairman of the Board of Directors
Derek J. Brown                 52  Co-Chief Operating Officer, Chief Financial
                                     Officer, Secretary and Director
Jeffrey M. Yordon              53  Co-Chief Operating Officer and Director
David S. Chen, Ph.D. (1)(2)(3) 53  Director
Stephen D. Nimer, M.D. (2)(3)  47  Director
Ann D. Rhoads (1)(3)           36  Director

--------
(1) Member of the audit committee.
(2) Member of the compensation committee.
(3) Member of the governance committee.

   Patrick Soon-Shiong, M.D. has served as President since July 2001 and Chief Executive Officer and Chairman of the board of directors of the Company since its inception in March 1996. From its inception to August 1997, Dr. Soon-Shiong served as the Chief Financial Officer of the Company. Since June 1994,
Dr. Soon-Shiong has also served as president, chief financial officer and a director of American BioScience, Inc. From June 1994 to June 1998, he served as chief executive officer and chairman of the board of directors of VivoRx, Inc., a biotechnology company. Dr. Soon-Shiong is named as a co-inventor on over 30 issued U.S. patents. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong holds a degree in Medicine from the University of the Witwatersrand and a M.S.C. in Science from the University of British Columbia.

   Derek J. Brown has served as the Co-Chief Operating Officer since June 2000 and Chief Financial Officer, Secretary and a director of the Company since August 1997. From November 1995 to June 1998, he served as vice president of finance and administration and as chief financial officer of VivoRx, Inc. Mr. Brown serves as a director of American BioScience, Inc. Mr. Brown also has over eight years of public accounting experience, having served as a manager at Price Waterhouse. Mr. Brown is a Chartered Accountant and holds a Bachelor of Commerce in Economics and an M.B.A. from the University of the Witwatersrand.

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

   David S. Chen, Ph.D. has served as a director since June 1998. Since June 1998, Dr. Chen has been chairman of Cypac Investment Management Limited. He served as chief executive officer from July 1996 to February 2000 and chief financial officer from May 1991 to February 1994 of Central Investment Holdings Company. Dr. Chen holds a B.S. in Agricultural Economics from National Taiwan University, an M.B.A. from California State University at Long Beach and a Ph.D. in Business Administration from Nova University, Florida.

   Stephen D. Nimer, M.D. has served as a director since May 2001. Dr. Nimer has been associated with Memorial Sloan-Kettering Cancer Center since 1993 and has been Head of the Division of Hematologic Oncology since 1996 and Chief of the Hematology Service since 1993. He has also taught medicine at Cornell University School of Medicine since 1993. Dr. Nimer holds an M.D. from the University of Chicago and a B.S. in biology from Massachusetts Institute of Technology.

   Ann D. Rhoads has served as a director since May 2001. From July 1998 to July 2000, Ms. Rhoads has served as senior vice president of Premier, Inc., a group purchasing organization, and since July 2000 she has served as its chief financial officer. From July 1993 to July 1998, she served as vice president of Sprout Group, a venture capital firm. Ms. Rhoads holds a B.S. in Business from the University of Arkansas and an M.B.A. from Harvard University.

   Each of the directors named above holds office until the Company's next annual meeting of stockholders and until their successors are duly elected and qualified.

   Information regarding the executive officers of the Company is incorporated by reference to the information contained under the caption "Executive Officers of the Registrant" in Part I of this report.

Relationships Among Directors or Executive Officers

   There are no family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act of 1934, as amended requires the Company's directors, executive officers and persons who own more than 10% of common stock of the Company (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of common stock of the Company. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended December 31, 2001 all Reporting Persons complied with all applicable filing requirements, except that one Form 5 was inadvertently filed late by each of Mr. Nimer, Mr. Chen and Mr. Frank F.C. Kung (formerly a director of the Company).

Item 11.  Executive Compensation.

Summary Compensation Table

   The following table sets forth certain information concerning compensation of (i) each person that served as Chief Executive Officer during the last fiscal year and (ii) the four other most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers"):

                                                                    Long-Term
                                            Annual Compensation    Compensation
                                         ------------------------- ------------
                                         Fiscal         Bonus and   Securities
                                          Year  Salary  Commission  Underlying
Name                                      (1)    ($)     ($) (2)   Options (#)
----                                     ------ ------- ---------- ------------
Patrick Soon-Shiong, M.D................  2001  329,029  275,000     135,000
  President and                           2000  307,307  337,500     125,000
  Chief Executive Officer                 1999  298,846  268,750          --

Derek J. Brown..........................  2001  264,616  200,000     125,000
  Co-Chief Operating Officer,             2000  247,500  216,000     125,000
  Chief Financial Officer and Secretary   1999  240,000  112,500          --

Jeffrey M. Yordon.......................  2001  264,616  200,000     225,000
  Co-Chief Operating Officer              2000  247,500  216,000     125,000
                                          1999  240,000  100,000          --

Jack C. Silhavy (3).....................  2001  179,531   50,406      10,000
  Vice President and General Counsel      2000  172,792   16,210          --
                                          1999   52,312       --      25,000

Sam Trippie.............................  2001  191,806   47,244       4,000
  Vice President of Manufacturing         2000  181,707   54,512       6,000
                                          1999  179,378   30,286          --

--------
(1) Compensation reported for the fiscal years ending December 31, 1999, December 31, 2000, and December 31, 2001.
(2) Includes bonus amounts earned in the fiscal year.
(3) Mr. Silhavy became an employee of the Company in September 1999.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during fiscal year ending December 31, 2001, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by stock options as of December 31, 2001, and the value of "in-the-money" stock options, which represents the difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2001.

                                                        Number of Securities
                                                       Underlying Unexercised     Value of Unexercised
                                                             Options at          In-the-Money Options at
                             Shares                     December 31, 2001 (#)   December 31, 2001 ($) (2)
                          Acquired on      Value      ------------------------- -------------------------
Name                      Exercise (#) Realized($)(1) Exercisable Unexercisable Exercisable Unexercisable
----                      ------------ -------------- ----------- ------------- ----------- -------------
Patrick Soon-Shiong, M.D.   500,000      2,975,000      31,250       228,750      525,000     3,573,000
Derek J. Brown...........   500,000      2,975,000      56,250       193,750      895,000     3,055,000
Jeffrey M. Yordon........   250,000      1,487,500      56,250       293,750      895,000     4,535,000
Jack C. Silhavy..........        --             --      12,500        22,500      210,000       318,000
Sam Trippie..............        --             --      31,500         8,500      559,200       118,800

--------
(1) The value realized upon the exercise of stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options on the exercise date.
(2) The value of "in-the-money" stock options represents the positive spread between the exercise price of options and the fair market value of the underlying shares subject to those options on December 31, 2001.

Compensation of Directors

   Directors who are also employees of the Company receive no additional compensation for their services as directors. Our non-employee directors do not receive a fee for attendance in person at meetings of the board of directors or committees of the board of directors, but they are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings. In addition, non-employee directors of the Company are eligible to receive options and shares of common stock directly under the Company's 2001 non-employee director stock option program. Non-employee directors are eligible to be granted an initial option to purchase 7,500 shares of common stock upon their initial appointment to the board of directors with subsequent annual option grants to purchase 3,000 shares of common stock, both at an exercise price per share equal to the fair market value of the common stock at the date of grant. Directors who are also employees of the Company are eligible to receive options and shares of common stock directly under the Company's 2001 stock incentive plan.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

   In November 2001, the Company entered into a compensation protection agreement with each of Derek J. Brown, Jeffrey M. Yordon and Jack C. Silhavy. These agreements have been filed with the SEC on November 20, 2001 as exhibits to Amendment No. 1 to Form S-1. Under these agreements, if the Company terminates a protected officer's employment for any reason other than for cause, disability, retirement, death or good reason within 12 months following a change of control of the Company, or if that officer's employment is terminated without cause prior to a change of control of the Company, then the Company must pay that officer (a) his accrued compensation, including unpaid base salary, pro rata bonus, vacation pay and reimbursement for reasonable and necessary expenses incurred on the Company's behalf during the period up to the termination date, and (b) twice the sum of his annual base salary and annual bonus. In addition, upon termination of a protected officer's employment within 12 months of a change of control of the Company, the Company must provide that officer with benefits for a period of two years after the date of termination, and any unvested stock options held by that officer will immediately vest. Each of these agreements have three year terms subject to automatic annual extensions.

Compensation Committee Interlocks and Insider Participation

   No interlocking relationship exists between any member of board of directors or compensation committee of the Company and any member of the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
        Matters.

   The following table sets forth certain information with respect to the beneficial ownership of common stock of the Company as of March 25, 2002, for
(i) each person who is known by the Company to beneficially own more than 5% of common stock of the Company, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table below (the "Named Executive Officers") and (iv) all of the directors and executive officers as a group.

                                                                      Common Stock Beneficially Owned(1)
                                                                      ----------------------------------
                                                                                     Option   Percent of
                                                                       Number of     Shares     Class
Directors and Named Executive Officers                                  Shares        (2)        (%)
--------------------------------------                                 ----------    -------  ----------
Patrick Soon-Shiong, M.D. (3)........................................ 32,585,690     96,250     65.39
Ann D. Rhoads (4)....................................................  2,914,593         --      5.86
Derek J. Brown.......................................................    612,500    112,500      1.23
Jeffrey M. Yordon....................................................    362,500    112,500         *
Sam Trippie..........................................................     33,000     33,000         *
David S. Chen, Ph.D..................................................     25,000     25,000         *
Jack C. Silhavy......................................................     12,500     12,500         *
Stephen D. Nimer, M.D................................................         --         --        --
All named executive officers and directors as a group (eight persons) 36,545,783         --     72.91
5% Stockholders
---------------
American BioScience, Inc. (5)........................................ 31,989,440         --     64.32
Biotechnology Development Fund, L.P..................................  2,821,035         --      5.67
Premier Purchasing Partners, L.P. (7)................................  2,914,593         --      5.86

--------
* Represents beneficial ownership of less than 1% of issued and outstanding common stock on March 25, 2002.
(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 49,735,063 shares of common stock outstanding as of March 25, 2002. Except as indicated in the footnotes to this table, such persons have sole voting and investment power with respect to all shares of common stock of the Company shown as beneficially owned by them.
(2) Includes shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 25, 2002, which are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 31,989,440 shares held of record by American BioScience, Inc., of which Dr. Soon-Shiong is the president and chairman of the board of directors, and in such capacity may be deemed to have shared voting and investment power over the shares. Dr. Soon-Shiong disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.
(4) Includes 2,914,593 shares held of record by Premier Purchasing Partners, L.P. Ms. Rhoads is the Chief Financial Officer and Vice President - Strategic Initiatives, of Premier, Inc. and in such capacity may be deemed to have shared voting and investment power over the shares. Premier, Inc. is the sole member of Premier Plans, LLC, and may be deemed to have indirect beneficial ownership of the shares directly held by Premier Purchasing Partners, L.P. Ms. Rhoads disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in this entity.
(5) Includes 31,989,440 shares held of record by American BioScience, Inc. The business address of American BioScience, Inc. is 2730 Wilshire Boulevard, Suite 110, Santa Monica, California 90403. Themba Trust, organized under the laws of the Isle of Man, holds a majority of the outstanding capital stock of American BioScience, Inc. Themba Trust and its trustee Steven H. Hassan may be deemed to have shared voting and investment power over the shares directly owned by American BioScience, Inc. Dr. Soon-Shiong and his spouse are beneficiaries of Themba Trust. Mr. Hassan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity. This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002.
(6) Includes 940,345 shares held of record by Biotechnology Development Fund, L.P. and 1,880,690 shares held of record by Biotechnology Development Fund III, L.P., each of which BioAsia Investments, LLC, a California limited liability company, is the general partner. These entities may be deemed to share voting and investment power over the shares. The business address of BioAsia Investments, LLC is 575 High Street, Suite 201, Palo Alto, California 94301. This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002.
(7) Premier Plans, LLC is the general partner of Premier Purchasing Partners, L.P., and may be deemed to have indirect beneficial ownership of the shares directly held by Premier Purchasing Partners, L.P. Premier, Inc. is the sole member of Premier Plans, LLC, and may also be deemed to have indirect beneficial ownership of the shares directly held by Premier Purchasing Partners, L.P. The business address of each of Premier Purchasing Partners, L.P., Premier Plans, LLC and Premier, Inc. is 12225 El Camino Real, San Diego, California 92130.

Item 13.  Certain Relationships and Related Transactions.

   The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended December 31, 2001 between the Company and certain affiliated parties. The Company believes that the terms of such transactions were no less favorable to the Company than could have been obtained from an unaffiliated party.

   The Company has entered into indemnification agreements with Mr. Soon-Shiong, Mr. Brown, Mr. Yordon, Mr. Silhavy and each nominee for election to the board of directors. The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by Delaware law.

   The Company has entered into compensation protection agreements with Derek
J. Brown, Jeffrey M. Yordon and Jack C. Silhavy. See "Employment Contracts, Termination of Employment and Change of Control Arrangements" above.

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

   (3) Exhibits

Exhibit
Number                                             Description
------                                             -----------

 3.1(1)  Amended and Restated Certificate of Incorporation of the Registrant
 3.2(1)  Bylaws of the Registrant
 4.1     Reference is made to Exhibits 3.1 and 3.2
 4.2(2)  Specimen Stock Certificate of the Registrant
 4.3(3)  First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant's capital stock
10.1(4)  Form of Indemnification Agreement between the Registrant and each of its executive officers and directors
10.2(3)  1997 Stock Option Plan
10.3(3)  2001 Stock Incentive Plan, including forms of agreements thereunder
10.4(3)  2001 Employee Stock Purchase Plan, including forms of agreements thereunder
10.6(3)  Office Lease Agreement dated January 29, 1999 between the Registrant and Woodfield Executive
           Center, Inc.
10.7(3)  Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.
10.8(4)  Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and
10.9(4)  Agreement, dated as of July 25, 2001, between the Registrant and American BioScience, Inc.
10.10(4) Agreement, dated as of July 25, 2001, between the Registrant and American BioScience, Inc.
10.11(2) License Agreement, dated as of November 20, 2001, between the Registrant and American
           BioScience, Inc.
10.12(2) Manufacturing Agreement, dated as of November 20, 2001, between the Registrant and American
           BioScience, Inc.
10.13(4) Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and
           Derek J. Brown
10.14(4) Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and
           Jeffrey M. Yordon

Exhibit
Number                                             Description
------                                             -----------

10.15(4) Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and
         Jack C. Silhavy
10.16(1) Corporate Agreement, dated as of December 12, 1997, between the Registrant and Premier
         Purchasing Partners, L.P., including an amendment thereunder
10.17(2) Group Purchasing Agreement, dated as of December 12, 1997,between the Registrant and Premier
         Purchasing Partners, L.P., including an amendment thereunder
10.18(1) Pledge Agreement, dated as of November 20, 2001, between the Registrant and American
           BioScience, Inc.
10.19(5) Credit Agreement, dated as of December 14, 2001, between the Registrant, Canadian Imperial Bank of Commerce, Bank of America, N.A., UBS Warburg LLC, and the several lenders from time to time parties thereto
21.1(1)  List of Subsidiaries of the Registrant
23.1     Consent of Ernst & Young LLP, Independent Auditors

--------

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

(5) Previously filed with Registrant's annual report on Form 10-K for the fiscal year ending December 31, 2001, filed on April 1, 2002.

(b)  Reports on Form 8-K

   No Reports on Form 8-K were filed during the last quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 29th day of April 2002.

                                          AMERICAN PHARMACEUTICAL PARTNERS, INC.

                                          By:  /s/  PATRICK SOON-SHIONG,
                                            M.D.
                                             -----------------------------------
                                                 Patrick Soon-Shiong, M.D.
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                          Title                  Date
          ---------                          -----                  ----

/s/  PATRICK SOON-SHIONG, M.D.   Chief Executive Officer and   April 29, 2002
------------------------------     Chairman of the Board of
   Patrick Soon-Shiong, M.D.       Directors (Principal
                                   Executive Officer)

     /s/  DEREK J. BROWN         Chief Operating Officer and   April 29, 2002
------------------------------     Director (Principal
         Derek J. Brown            Financial and Accounting
                                   Officer)

   /s/  JEFFREY M. YORDON        Chief Operating Officer and   April 29, 2002
------------------------------     Director
       Jeffrey M. Yordon

  /s/  DAVID S. CHEN, PH.D.      Director                      April 29, 2002
------------------------------
      David S. Chen, Ph.D.

 /s/  STEPHEN D. NIMER, M.D.     Director                      April 29, 2002
------------------------------
     Stephen D. Nimer, M.D.

     /s/  ANN D. RHOADS          Director                      April 29, 2002
------------------------------
         Ann D. Rhoads

                              FINANCIAL SCHEDULE

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                A                      B           C         D          E
                                   Balance at                       Balance at
                                  Beginning of    (1)       (2)       End of
 Year Ended December 31,             Period    Additions Deductions   Period
 -----------------------          ------------ --------- ---------- ----------
 Allowance for doubtful accounts:
    2001.........................   $436,000    222,000   258,000    $400,000
    2000.........................   $279,000    467,000   310,000    $436,000
    1999.........................   $254,000     26,000     1,000    $279,000

--------
(1) Provision for bad debts charged to expense.
(2) Accounts receivable written-off or collections.