Form 10-Q
period 2002-03-31
AMERICAN PHARMACEUTICAL PARTNERS INC /CA/
filed 2002-05-13
CIK 1141399

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to  _______________

                         Commission file number 0-31781

                     American Pharmaceutical Partners, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                68-0389419
        (State of Incorporation)            (I.R.S. Employer Identification No.)

 11777 San Vicente Boulevard, Suite 550
        Los Angeles, California                           90049
(Address of principal executive offices)                (Zip Code)

                                 (310) 826-8505
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of May 7, 2002, the registrant had 49,769,538 shares of $0.001 par value Common Stock outstanding.
================================================================================

                     American Pharmaceutical Partners, Inc.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002

                                      INDEX

                                                                                                                Page
PART I.  Financial Information

Item 1.    Financial Statements (Unaudited)
           Condensed consolidated balance sheets - March 31, 2002 and December 31, 2001                           3
           Condensed consolidated statements of income - Three months ended March 31, 2002 and 2001               4
           Condensed consolidated statements of cash flows - Three months ended March 31, 2002 and 2001           5
           Notes to condensed consolidated financial statements - March 31, 2002                                  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                            18


PART II. Other Information

Item 2.    Changes in Securities and Use of Proceeds                                                             19

Item 6.    Exhibits and Reports on Form 8-K                                                                      19

Signatures                                                                                                       20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     American Pharmaceutical Partners, Inc.
                      Condensed Consolidated Balance Sheets

                                                                                  March 31,          December 31,
                                                                                    2002                 2001
                                                                              ----------------     ----------------
                                                                                 (Unaudited)           (Note 1)
Assets
Current assets:
  Cash and cash equivalents                                                   $     48,524,000     $    96,688,000
  Accounts receivable, net                                                          21,369,000          15,649,000
  Inventories                                                                       60,190,000          51,253,000
  Prepaid expenses and other current assets                                          2,715,000           2,469,000
  Deferred income taxes                                                              8,860,000           9,222,000
                                                                              ----------------     ---------------
      Total current assets                                                         141,658,000         175,281,000
Deferred income taxes                                                                  610,000           4,758,000
Property, plant and equipment, net                                                  54,883,000          53,821,000
Investment in Drug Source Co., LLC                                                   1,953,000           1,512,000
Product license rights, net                                                            255,000             270,000
Deferred financing costs, net                                                        4,042,000           4,145,000
                                                                              ----------------     ---------------
      Total assets                                                            $    203,401,000     $   239,787,000
                                                                              ================     ===============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                            $     11,223,000     $    10,593,000
  Accrued expenses                                                                  17,336,000          16,438,000
  Distribution payable to American BioScience, Inc.                                          -          60,000,000
  Current portion of liability to VivoRx, Inc.                                      11,102,000          11,829,000
                                                                              ----------------     ---------------
      Total current liabilities                                                     39,661,000          98,860,000

Liability to VivoRx, Inc., less current portion                                              -          10,857,000

Commitments and contingencies

Stockholders' equity
Common stock - $.001 par value; 100,000,000 shares authorized,
  49,752,188 and 48,272,628 shares issued and outstanding
  in 2002 and 2001, respectively                                                        50,000              48,000
Additional paid-in capital                                                         177,280,000         149,041,000
Retained earnings                                                                   11,765,000           6,658,000
Amounts due from American BioScience, Inc.                                         (21,636,000)        (20,957,000)
Deferred stock-based compensation                                                   (3,712,000)         (4,713,000)
Other comprehensive loss                                                                (7,000)             (7,000)
                                                                              ----------------     ---------------
      Total stockholders' equity                                                   163,740,000         130,070,000
                                                                              ----------------     ---------------
      Total liabilities and stockholders' equity                              $    203,401,000     $   239,787,000
                                                                              ================     ===============

See notes to the condensed consolidated financial statements.

                     American Pharmaceutical Partners, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                              -------------------------------
                                                                   2002            2001
                                                              --------------   --------------
  Net sales                                                    $ 53,852,000     $ 39,034,000
  Cost of sales                                                  30,864,000       27,166,000
                                                              --------------   --------------
  Gross margin                                                   22,988,000       11,868,000
  Operating expenses:
    Research and development costs                                4,325,000        2,732,000
    Selling, general and administrative expenses                  9,306,000        6,848,000
    Stock-based compensation                                        862,000          274,000
    Gain on litigation settlements, net                                   -         (250,000)
    Equity in net income of Drug Source Co., LLC                   (441,000)        (288,000)
                                                              --------------   --------------
      Total operating expenses                                   14,052,000        9,316,000
                                                              --------------   --------------
  Income from operations                                          8,936,000        2,552,000
  Interest income (includes $293,000 from American
    BioScience, Inc. in 2002)                                       508,000           42,000
  Interest expense                                                 (422,000)      (1,193,000)
                                                              --------------   --------------
  Income before income taxes                                      9,022,000        1,401,000
  Provision for income taxes                                      3,915,000          604,000
                                                              --------------   --------------
  Net income                                                      5,107,000          797,000
  Imputed preferred stock dividends                                       -         (250,000)
                                                              --------------   --------------
  Income applicable to common stock                            $  5,107,000      $   547,000
                                                              ==============   ==============

  Income per common share:
    Basic                                                              0.10             0.02
                                                              ==============   ==============
    Diluted                                                            0.10             0.01
                                                              ==============   ==============

See notes to the condensed consolidated financial statements.

                     American Pharmaceutical Partners, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                               ---------------------------------------
                                                                     2002                   2001
                                                               ----------------      -----------------
Cash flows from operating activities:
  Net income                                                     $  5,107,000          $     797,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation                                                  2,223,000              2,117,000
      Amortization                                                    228,000                 33,000
      Imputed interest on liability to VivoRx, Inc.                   415,000                684,000
      Income tax benefit from stock option exercises                  536,000                      -
      Stock-based compensation                                        862,000                274,000
      Loss on disposal of property, plant and equipment                     -                  2,000
      Deferred income taxes                                          (170,000)              (267,000)
      Equity in net income of Drug Source Co., LLC                   (441,000)              (288,000)
      Common stock earned by Premier                                        -              1,754,000

      Changes in operating assets and liabilities:
          Accounts receivable, net                                 (5,720,000)            (3,251,000)
          Inventories                                              (8,937,000)            (3,417,000)
          Prepaid expenses and other current assets                  (246,000)              (242,000)
          Accounts payable and accrued expenses                     1,528,000              2,332,000
          Distribution payable to American BioScience, Inc.       (60,000,000)                     -
          Liability to VivoRx, Inc.                                         -             (3,400,000)
                                                               ----------------      -----------------
Net cash used in operating activities                             (64,615,000)            (2,872,000)

Cash flows from investing activities:
  Purchases of property, plant and equipment                       (3,285,000)            (1,196,000)
                                                               ----------------      -----------------
Net cash used in investing activities                              (3,285,000)            (1,196,000)

Cash flows from financing activities:
  Net borrowings on revolving line of credit                                -             12,112,000
  Payments on long-term debt                                                -             (1,167,000)
  Proceeds from the exercise of stock options                         436,000                      -
  Increase in amounts due from American BioScience, Inc.             (679,000)            (7,370,000)
  Payment of financing costs                                         (109,000)                     -
  Proceeds from the sale of common stock, net                      20,088,000                      -
                                                               ----------------      -----------------
Net cash provided by financing activities                          19,736,000              3,575,000
                                                               ----------------      -----------------

Decrease in cash and cash equivalents                             (48,164,000)              (493,000)
Foreign currency translation gain                                           -                 (8,000)
Cash and cash equivalents at beginning of period                   96,688,000                501,000
                                                               ----------------      -----------------
Cash and cash equivalents at end of period                       $ 48,524,000          $           -
                                                               ================      =================

See notes to the condensed consolidated financial statements.

                     AMERICAN PHARMACEUTICAL PARTNERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet information at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A subsidiary of the Company owns a 50% share of Drug Source Co., LLC. Drug Source Co., LLC is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including the Company. The Company's equity in the net income (loss) of Drug Source Co., LLC is classified in operating expenses in the accompanying consolidated statements of operations. Research and development costs include purchases from Drug Source Co., LLC for $1,007,000 and $249,000 for the three months ended March 31, 2002 and 2001, respectively.

For further information, refer to the consolidated financial statements and notes thereto included in the American Pharmaceutical Partners, Inc. (Company) Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  Quarterly Periods

The Company uses a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation comparative periods are presented as if the quarter ended on March
31. Both of the three-month periods ended March 31, 2002 and 2001 contained 13 weeks.

(3)  Earnings Per Share Information

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                         Three Months Ended March 31,
                                                                      ----------------------------------
                                                                            2002             2001
                                                                      ---------------- -----------------
   Basic and dilutive numerator:
      Net income                                                       $    5,107,000   $      797,000
      Less dividends on Series A convertible preferred stock                        -         (250,000)
                                                                      ---------------- -----------------
      Net income applicable to common stock                            $    5,107,000   $      547,000
                                                                      ================ =================

   Denominator:
      Weighted-average common shares outstanding                           49,497,000       22,836,000
      Weighted-average common shares earned by,
        but not issued to, Premier                                                  -           88,000
                                                                      ---------------- -----------------
      Weighted common shares - basic                                       49,497,000       22,924,000

   Net effect of dilutive securities:
      Stock options                                                         2,108,000        3,037,000
      Warrant                                                                       -          165,000
   Weighted-average conversion of convertible preferred stock:
        Series B                                                                    -        4,232,000
        Series C                                                                    -        1,410,000
        Series D                                                                    -        6,347,000
                                                                      ---------------- -----------------
      Weighted common shares - diluted                                     51,605,000       38,115,000
                                                                      ================ =================

   Income per common share - basic                                     $         0.10   $         0.02
                                                                      ================ =================
   Income per common share - diluted                                   $         0.10   $         0.01
                                                                      ================ =================

The assumed conversion of the Series A convertible preferred stock which was outstanding during the three-months ended March 31, 2001 was anti-dilutive.

(4)  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 141 and SFAS No. 142). Under the new rules, effective January 1, 2002 for the Company, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 had no impact on the Company's statements of income or financial position. The Company does not have any goodwill recorded in its consolidated balance sheets.

(5)  Transactions with American BioScience, Inc.

   Loans to American BioScience, Inc.

A summary of activity in the note receivable from American BioScience Inc. (ABI) account for the three months ended March 31, 2002, which is classified as a deduction from stockholders' equity in the accompanying condensed consolidated balance sheet, is as follows:

     Note receivable from American BioScience, Inc.
     Balance at January 1, 2002                                    $ 20,957,000
     Payments on behalf of American BioScience, Inc.:
        New product development (principally related to ABI-007)        768,000
        Income tax refund                                              (397,000)
        Interest charged to American BioScience, Inc.                   293,000
        Other                                                            15,000
                                                                  --------------
     Balance at March 31, 2002                                     $ 21,636,000
                                                                  ==============



Payments on behalf of ABI's new product development activities include the Company's administrative salary and benefit allocations and charges for Company services of employees related to ABI's products in development. The 2002 increase of $679,000, from $20,957,000 at December 31, 2001 to $21,636,000 at
March 31, 2002, has been repaid by ABI subsequent to March 31, 2002.

On July 24, 2001, the Company received a demand promissory note for the balance outstanding from ABI (Demand Note). The Demand Note bears interest at a rate equal to the Company's rate of interest on its term loans (5.6% at March 31, 2002).

In connection with the execution of the Demand Note, as security for payment of the obligations under the Demand Note, the Company entered into a pledge agreement with ABI under which ABI pledged and granted to the Company a security interest in shares of the Company's common stock held by it having a fair market value equal to 120% of the balance of the Demand Note.

   VivoRx, Inc. Settlement

As of March 31, 2002, the Company is jointly and severally liable for the remaining outstanding portion of ABI's share of the VivoRx, Inc. settlement, of $12,000,000 due February, 2003, as more fully described in Note 12. As ABI makes the payments to VivoRx, the liability to VivoRx in the Company's consolidated balance sheet will be reduced and a corresponding capital contribution will be recorded net of related deferred income taxes. In February 2002, ABI made the scheduled $12,000,000 payment due in February 2002 with the resulting capital contribution to the Company of $7,320,000, net of related deferred income taxes.

The Company expects that ABI will have sufficient liquid assets to fulfill its portion of the liability to VivoRx. The amount due from ABI is classified as a deduction from stockholders' equity in the accompanying consolidated balance sheets. In 2001, ABI agreed that if it fails to timely make any of the settlement payments due to VivoRx, ABI will surrender to the Company shares of the Company's common stock having a fair market value of 120% of the unpaid amount.

   Guarantee of Borrowings

In December 2001, ABI pledged securities as collateral for the Company's credit facility that is described in Note 8.

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

The initial license payment has been accounted for as a distribution of Company's stockholders' equity to ABI. As of December 31, 2001, the entire $60,000,000 had been accrued as a distribution payable to ABI. The $60,000,000 was paid to ABI in January 2002. The income tax benefits related to this payment will be credited to the Company's stockholders' equity as realized.

(6)  Inventories

Inventories consist of the following:

                                          March 31,     December 31,
                                       --------------- ---------------
                                             2002               2001
                                       --------------- ---------------
                Finished goods          $  17,312,000   $  15,792,000
                Work in process            13,262,000       7,958,000
                Raw materials              29,616,000      27,503,000
                                       --------------- ---------------
                                        $  60,190,000   $  51,253,000
                                       =============== ===============


(7)  Accrued Liabilities

Accrued liabilities consist of the following:


                                                    March 31,     December 31,
                                                 --------------- ---------------
                                                      2002               2001
                                                 --------------- ---------------

                Payroll and employee benefits     $   3,524,000   $   6,207,000
                Legal                                 1,248,000       1,015,000
                Insurance                             1,456,000       1,183,000
                Sales and marketing                   4,688,000       4,812,000
                Accrued income taxes                  5,540,000       2,211,000
                Other                                   880,000       1,010,000
                                                 --------------- ---------------
                                                  $  17,336,000   $  16,438,000
                                                 =============== ===============

(8)  Credit Facility

In December 2001, the Company entered into a credit facility providing for a $25,000,000 term loan and a $50,000,000 revolving line of credit. This credit facility replaced a former facility with another lender. Proceeds of the Company's initial public offering were used to pay off all outstanding amounts under the revolving line of credit and retire the term loan. The revolving line of credit can be increased to $75,000,000 at the Company's request. The new credit facility expires December 14, 2006.

The credit facility's interest rate for the revolving line is equal to the sum of an adjustable margin rate (3.75% for the three months ended March 31, 2002) plus the greater of the prime rate or the Federal funds rate plus 0.5%. The Company also has the option of converting revolving line loans to the Eurocurrency Rate, as defined.

There were no outstanding balances under the revolving lines of credit at March 31, 2002. The loans under the credit facility are collateralized by substantially all of the Company's assets. Under the credit facility, the Company is prohibited from paying dividends and is subject to various covenants and restrictions. At March 31, 2002, the Company was in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses fees on the face amount of commercial and standby letters of credit. A fee is assessed at 3.75% of the face amount of commercial and standby letters of credit, respectively. The letters of credit are payable on demand. There were no amounts outstanding under letters of credit at March 31, 2002.

(9)  Exercise of Over-allotment Option

On January 10, 2002, the underwriters for the Company's initial public offering in December 2001 exercised in full their option to purchase an additional 1,350,000 shares of the Company's common stock at the initial public offering price of $16.00 per share in order to cover over-allotments. As a result of this exercise, the Company received net proceeds of $20,088,000, after underwriting discounts and commissions of $1,512,000.

(10) Shares Earned by Premier Purchasing Partners, L.P.

Pursuant to an agreement that expired March 31, 2001, Premier Purchasing Partners, L.P. (Premier) earned, at no cost, shares of the Company's common stock based upon the level of sales by the Company to Premier's partners. During the three months ended March 31, 2001, the shares earned by Premier had a fair value of $1,754,000 and were classified as a reduction of net sales in the accompanying condensed consolidated statements of income.

(11) Stock Options

During the three months ended March 31, 2002, no stock options were granted and 129,560 options were exercised at an average exercise price of $3.38. Stock based compensation charges were $862,000 and $274,000 for the three months ended March 31, 2002 and 2001, respectively.

(12) Litigation

VivoRx, Inc. and VivoRx Diabetes, Inc.

During 1999, VivoRx brought an action against ABI, the Company and the Company's chairman and chief executive officer relating to the development of the businesses of ABI and the Company while the Company's chairman and chief executive officer was also serving as the chief executive officer and chairman of VivoRx.

This action was settled in February 2001 with ABI obtaining clear title and ownership to its intellectual property, including the intellectual property underlying ABI's ABI-007 product candidate. Under the settlement, the Company is jointly and severally liable with ABI to pay VivoRx the remaining obligation under the settlement agreement of $12,000,000 in February 2003. The respective boards of directors of the Company and of ABI, in consultation with litigation counsel, passed resolutions allocating $3,400,000 of the total settlement obligation of $34,000,000 to the Company and the remaining $30,600,000 to ABI. The allocation of the settlement was primarily based upon ABI obtaining clear title and ownership to its intellectual property, including the intellectual property underlying ABI's ABI-007 product candidate, and, accordingly, being the primary beneficiary of the settlement.

Notwithstanding the agreed upon allocation of the settlement obligation between ABI and the Company, the Company recorded the entire present value of $30,354,000 of the litigation settlement with VivoRx as an expense of the Company for the year ended December 31, 2000.

Other

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

(13) Net Sales by Product Line

Net Sales by product line is as follows:

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2002            2001
                                                      ------------    ------------
Oncology                                              $  9,483,000    $  6,931,000
Anti-infective                                          14,600,000      10,644,000
Critical care                                           28,056,000      21,552,000
Contract manufacturing                                   1,455,000       1,390,000
Other                                                      258,000         271,000
                                                      ------------    ------------
                                                        53,852,000      40,788,000
Less fair value of common shares earned by Premier               -      (1,754,000)
                                                      ------------    ------------
                                                      $ 53,852,000    $ 39,034,000
                                                      ============    ============
Estimated net sales to the Company's wholesalers of
  products resold to Premier's members included in
  above amounts                                       $ 14,223,000    $ 12,090,000
                                                      ============    ============


(14) Enterprise Resource Planning System

In March 2002, the Company entered into various licensing agreements for the implementation of a new Enterprise Resource Planning (ERP) business system application. During the three months ended March 31, 2002, the Company capitalized license fees of $2.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

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

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "continue," and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------        ----------
   Statement of Operations Data:
   Net sales                                           100.0 %           100.0 %
   Cost of sales                                        57.3 %            69.6 %
                                                    ----------        ----------
   Gross margin                                         42.7 %            30.4 %
   Operating Expenses:
     Research and development costs                      8.0 %             7.0 %
     Selling, general, and administration expenses      17.3 %            17.5 %
     Stock-based compensation                            1.6 %             0.7 %
     Gain on litigation settlements                        -              (0.6)%
     Equity in net income of Drug Source Co., LLC       (0.8)%            (0.7)%
                                                    ----------        ----------
       Total operating expenses                         26.1 %            23.9 %
                                                    ----------        ----------
   Income from operations                               16.6 %             6.5 %
   Interest income                                       1.0 %             0.1 %
   Interest expense                                     (0.8)%            (3.1)%
                                                    ----------        ----------
   Income before income taxes                           16.8 %             3.5 %
   Provision for income taxes                            7.3 %             1.5 %
                                                    ----------        ----------
   Net income                                            9.5 %             2.0 %
                                                    ==========        ==========


   Three Months Ended March 31, 2002 and 2001

Net sales. Net sales were $53.9 million and $39.0 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $14.9 million, or 38.2%. This increase was due primarily to sales of products launched within the last twelve months, two of which contributed $5.9 million to net sales. Sales for a specific critical care product, which was launched in March 2001, were $2.6 million for the first quarter of 2002 compared to $1.1 million for the first quarter of 2001. Another factor contributing to the net sales increase was the increase in sales of certain critical care products, which occurred as a result of our competitors' inability to supply product. These increases were offset by the decrease in sales from two products we no longer produce. In addition, net sales for the first quarter of 2001 were reduced by $1.8 million for common stock earned by Premier.

In 2002, we expect additional competitors to enter the generic market, which will force us to lower selling prices to maintain our market, which is typical of the generic product life cycle. Concurrently, we will continue to attempt to be the first to launch new products to capture market share and optimize gross profit.

Cost of sales. Cost of sales were $30.9 million and $27.2 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $3.7 million. This increase was primarily due to the increase in net sales in 2002. Cost of sales as a percentage of net sales decreased to 57.3% for the three months ended March 31, 2002 from 69.6% for the same period in 2001. The decrease in percentage was driven primarily by the inclusion of higher margin products which we recently introduced and higher priced opportunistic sales.

Research and development. Research and development costs were $4.3 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $1.6 million. This increase was primarily the result of the timing of the use of raw materials in research and development activities.

We anticipate research and development expenses to continue to increase from 2001 amounts as a result of higher raw material costs associated with the specific products being developed.

Selling, general and administrative. Selling, general and administrative expenses were $9.3 million and $6.8 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $2.5 million. This increase was primarily due to increased salaries and related expenses due to headcount additions, increased legal expenses and increased costs related to the Company's status as a public company such as insurance, professional services and franchise tax expenses.

Stock-based compensation. Stock-based compensation was $0.9 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $0.6 million. This increase was the result of stock options granted throughout 2001 for which the exercise price was less than the estimated fair value of our common stock on the grant date.

Litigation settlements. There was no gain on litigation settlements, net for the three months ended March 31, 2002. The gain on litigation settlements was $0.3 million for the three months ended March 31, 2001. Under the terms of a 2000 legal settlement, we were entitled to receive a series of payments, which began in March 2000 and concluded in 2001. All payments due to us under this settlement agreement were received during 2001 and 2000.

Equity in Drug Source Co., LLC. In June 2000, a limited liability company, Drug Source Co., LLC, was formed to engage in the business of selling raw materials to the pharmaceutical industry. We own 50% of Drug Source Co., LLC, and account for this interest on the equity method from which income of $0.4 million for the three months ended March 31, 2002 was recognized compared to income of $0.3 for the three months ended March 31, 2001.

Interest income. Interest income was $0.5 million and $42,000 for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $0.5 million. This increase was primarily the result of interest charges on amounts due from ABI beginning in February 2001. In addition in 2002, we earned interest on the cash proceeds from our initial public offering.

Interest expense. Interest expense was $0.4 million and $1.2 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $0.8 million. This decrease was primarily due to the absence of bank debt, for which there was $0.5 million of interest expense for the three months ended March 31, 2001. Our bank debt was paid off in December 2001 with proceeds from our initial public offering. The imputed interest expense related to the amounts due to VivoRx also declined as a result of scheduled payments made in accordance with the related settlement agreement.

Provision for income taxes. Provision for income taxes was $3.9 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of $3.3 million due to higher net income. Our effective tax rates were 43.4% and 43.1% for the three months ended March 31, 2002 and 2001, respectively.

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

We have recorded deferred stock-based compensation related to unvested options granted to employees and outside directors. Based upon the number of unvested options outstanding as of March 31, 2002, we expect to amortize approximately $3.7 million of deferred stock-based compensation in future periods as follows:
$1.7 million for the remainder of 2002; $1.3 million in 2003; $0.6 million in 2004; and $0.1 million in 2005. We anticipate that the exercise price of stock options granted after our December 14, 2001 initial public offering will be at the reported market price of our common stock and, therefore, no additional deferred stock-based compensation will result from these option grants.

Liquidity and Capital Resources

Net cash used by operating activities was $64.6 million for the three months ended March 31, 2002 as compared to $2.9 million for the comparable period of 2001. The primary use of cash for the three months ended March 31, 2002 was the $60.0 million payment to ABI in accordance with the terms of the ABI-007 license agreement, see discussion below. For the three months ended March 31, 2002 and 2001, operating cash flows were impacted by the increase in net income and changes in working capital, mainly in accounts receivable, inventory, accounts payable and accrued expenses.

Net cash used in investing activities was $3.3 million for the three months ended March 31, 2002 as compared to $1.2 million for the comparable period of 2001. Our investing activities have primarily consisted of capital expenditures for new manufacturing equipment and, in 2002, licensing fees related to the implementation of a new Enterprise Resource Planning (ERP) business system application, which is being implemented by the Company.

Net cash provided by financing activities was $19.7 million for the three months ended March 31, 2002 as compared to $3.6 million for the comparable period of 2001. Our financing activities in 2002 included net proceeds received from the sale of common stock of $20.1 million, which was a result of the underwriters of our December 14, 2001 initial public offering exercising the over-allotment on January 10, 2002 and the exercise of stock options of $0.4 million. This was offset by an increase in amounts due from ABI of $0.7 million and payments of financing costs of $0.1 million. Our financing activities in 2001 included net borrowings on our revolving line of credit of $12.1 million. This was offset by an increase in amounts due from ABI of $7.4 million and payments of long-term debt of $1.2 million.

In December 2001, the Company entered a new credit agreement with a syndicate of banks headed by the Canadian Imperial Bank of Commerce (CIBC). The CIBC agreement includes a $50 million revolving line of credit and a $25 million term loan. The credit facility is secured by substantially all of our assets, is guaranteed by each of our subsidiaries and our majority stockholder, and contains various operating and financial covenants. The revolving credit facility has a term of five years and can be increased to $75 million at our request. The initial CIBC term loan balance of $25 million, the proceeds of which were used to repay our indebtedness under a former credit facility, was repaid and permanently reduced with proceeds from our initial public offering. The revolving credit facility balance of $12.7 million was also paid in full with proceeds from our initial public offering. The CIBC credit facility expires in 2006. There were no outstanding balances due under the CIBC credit facility at March 31, 2002.

As of March 31, 2002, we were jointly and severally liable with ABI for payments due to VivoRx, Inc. pursuant to a litigation settlement requiring $12.0 million to be paid prior to February 26, 2003. Under the terms of an agreement between ABI and us, ABI has agreed to pay this obligation in full. If ABI fails or is unable to pay the remaining obligation of $12.0 million due on February 26, 2003, we will be liable for any amounts that remain unpaid, which could adversely affect our financial condition.

In November 2001, we entered into a license agreement with ABI for the exclusive North American manufacturing and sales rights to ABI-007 under which we made initial license payments totaling $60 million in January 2002. ABI is responsible for substantially all costs associated with the development of ABI-007, except that we have agreed to manufacture up to $2 million of product for use in clinical trials. We are also required to make milestone payments of up to (a) $60 million for indications relating to breast, ovarian and lung cancers and (b) $32.5 million for indications relating to prostate cancer and other indications agreed upon between ABI and us. We also may be required to make additional milestone payments, up to an aggregate of $110 million, based upon the achievement of particular annual sales levels. Under the terms of the license agreement, profits from any sales of ABI-007 will be shared equally between us and ABI after deducting costs of goods sold, selling expenses and other appropriate deductions. All costs and expenses related to product recalls and product liability claims generally will be split equally between ABI and us.

The initial license payment has been accounted for as a distribution of Company's stockholders' equity to ABI. As of December 31, 2001, the entire $60,000,000 had been accrued as a distribution payable to ABI. The $60,000,000 was paid to ABI in January 2002. The income tax benefits related to this payment will be credited to the Company's stockholders' equity as realized.

Our capital requirements depend on numerous factors, including the requirements of our product development and commercialization efforts, need for capacity expansion and improvement, need for information technology requirements, and the growth of our business. We believe that our current cash reserves, cash generated from operations and funds available from our revolving line of credit will be sufficient to finance our operations and capital expenditures for at least the next 12 months. We may, however, need to raise additional capital that may not be available on terms favorable or acceptable to us, if at all. In the event we engage in future acquisitions, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities. Adequate funds for these purposes may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new products or reduce our workforce.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 141 and SFAS No. 142). Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 had no impact on the our statement of income or financial position. We do not have any goodwill recorded in our consolidated balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Also in January 2002, we made an initial license payment of $60,000,000 to American BioScience, Inc., of which $55,000,000 was used from the net proceeds from our initial public offering and $5,000,000 was used from general operating funds. Under this agreement, we acquired the exclusive rights to market and sell ABI-007 in North America. For the three months ended March 31, 2002, $7,000,000 of the net proceeds from our initial public offering was used for general corporate purposes.

We intend to use the remaining net proceeds for general corporate purposes, including working capital, capital expenditures, and potential acquisitions and licensing opportunities. At this time, we do not have any commitments or agreements with respect to any material acquisition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     None

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMERICAN PHARMACEUTICAL PARTNERS, INC.

                          By: /s/ PATRICK SOON-SHIONG, M.D.
                             -----------------------------------------------
                               Patrick Soon-Shiong, M.D.
                               Chief Executive Officer and
                               Chairman of the Board of Directors
                               (Principal Executive Officer)

                          By: /s/ DEREK J. BROWN
                             -----------------------------------------------
                               Derek J. Brown
                               Chief Operating Officer and Director
                               (Principal Financial and Accounting Officer)

Date: May 10, 2002