Form 10-Q
period 2002-06-30
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2002-08-14
CIK 1141399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________

Commission file number 0-31781

American Pharmaceutical Partners, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of Incorporation)	(I.R.S. Employer Identification No.)

11777 San Vicente Boulevard, Suite 550
Los Angeles, California	90049
(Address of principal executive offices)	(Zip Code)

(310) 826-8505 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

     As of August 7, 2002, the registrant had 47,064,607 shares of $0.001 par value Common Stock outstanding.

American Pharmaceutical Partners, Inc.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$59,348,000	$96,688,000
Accounts receivable, net	25,496,000	15,649,000
Inventories	63,132,000	51,253,000
Prepaid expenses and other current assets	4,285,000	2,469,000
Deferred income taxes	9,041,000	9,222,000

Total current assets	161,302,000	175,281,000
Deferred income taxes	526,000	4,758,000
Property, plant and equipment, net	56,298,000	53,821,000
Investment in Drug Source Co., LLC	2,292,000	1,512,000
Product license rights, net	240,000	270,000
Deferred financing costs, net	3,829,000	4,145,000

Total assets	$224,487,000	$239,787,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,361,000	$10,593,000
Accrued expenses	23,461,000	16,438,000
Distribution payable to American BioScience, Inc.	-	60,000,000
Current portion of liability to VivoRx, Inc.	11,347,000	11,829,000

Total current liabilities	49,169,000	98,860,000

Liability to VivoRx, Inc., less current portion	-	10,857,000

Commitments and contingencies

Stockholders' equity
Common stock - $.001 par value; 100,000,000 shares authorized, 49,870,163 and 48,272,628 shares issued and outstanding in 2002 and 2001, respectively	50,000	48,000
Additional paid-in capital	178,030,000	149,041,000
Retained earnings	22,820,000	6,658,000
Amounts due from American BioScience, Inc.	(22,479,000)	(20,957,000)
Deferred stock-based compensation	(3,096,000)	(4,713,000)
Other comprehensive loss	(7,000)	(7,000)

Total stockholders' equity	175,318,000	130,070,000

Total liabilities and stockholders' equity	$224,487,000	$239,787,000

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net sales	$69,039,000	$48,074,000	$122,891,000	$87,108,000
Cost of sales	35,320,000	29,801,000	66,184,000	56,967,000

Gross margin	33,719,000	18,273,000	56,707,000	30,141,000
Operating expenses:
Research and development costs	3,315,000	3,184,000	7,640,000	5,916,000
Selling, general and administrative expenses	10,587,000	7,299,000	19,893,000	14,147,000
Stock-based compensation	566,000	801,000	1,428,000	1,075,000
Gain on litigation settlements, net	-	(250,000)	-	(500,000)
Equity in net income of Drug Source Co., LLC	(338,000)	(418,000)	(779,000)	(706,000)

Total operating expenses	14,130,000	10,616,000	28,182,000	19,932,000

Income from operations	19,589,000	7,657,000	28,525,000	10,209,000
Interest income	567,000	322,000	1,075,000	364,000
Interest expense	(299,000)	(1,244,000)	(721,000)	(2,437,000)

Income before income taxes	19,857,000	6,735,000	28,879,000	8,136,000
Provision for income taxes	8,802,000	2,890,000	12,717,000	3,494,000

Net income	11,055,000	3,845,000	16,162,000	4,642,000
Imputed preferred stock dividends	-	(250,000)	-	(500,000)

Income applicable to common stock	$11,055,000	$3,595,000	$16,162,000	$4,142,000

Income per common share:
Basic	$0.22	$0.16	$0.33	$0.18

Diluted	$0.21	$0.09	$0.31	$0.11

Interest income includes interest earned from American BioScience, Inc. as follows:	$302,000	$322,000	$595,000	$322,000

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$16,162,000	$4,642,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,570,000	4,210,000
Amortization	455,000	64,000
Imputed interest on liability to VivoRx, Inc.	660,000	1,331,000
Income tax benefit on stock option exercises	900,000	-
Stock-based compensation	1,428,000	1,075,000
Gain on disposal of property, plant and equipment	-	(53,000)
Deferred income taxes	(266,000)	(299,000)
Equity in net income of Drug Source Co., LLC	(780,000)	(706,000)
Common stock earned by Premier	-	1,754,000

Changes in operating assets and liabilities:
Accounts receivable, net	(9,847,000)	(7,002,000)
Inventories	(11,879,000)	(7,593,000)
Prepaid expenses and other current assets	(1,816,000)	(186,000)
Accounts payable and accrued expenses	10,791,000	5,125,000
Distribution payable to American BioScience, Inc.	(60,000,000)	-
Liability to VivoRx, Inc.	-	(3,400,000)

Net cash used in operating activities	(49,622,000)	(1,038,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,047,000)	(2,624,000)
Purchase of product license rights	-	(300,000)

Net cash used in investing activities	(7,047,000)	(2,924,000)

Cash flows from financing activities:
Net borrowings on revolving line of credit	-	15,443,000
Payments on long-term debt	-	(1,750,000)
Proceeds from the exercise of stock options	872,000	26,000
Increase in amounts due from American BioScience, Inc.	(1,522,000)	(10,247,000)
Payment of financing costs	(109,000)	-
Proceeds from the issuance of common stock, net	20,088,000	-

Net cash provided by financing activities	19,329,000	3,472,000

Decrease in cash and cash equivalents	(37,340,000)	(490,000)
Foreign currency translation gain	-	(11,000)
Cash and cash equivalents at beginning of period	96,688,000	501,000

Cash and cash equivalents at end of period	$59,348,000	$-

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet information at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A subsidiary of ours owns a 50% share of Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Our equity in the net income of Drug Source Company is classified in operating expenses in the accompanying consolidated statements of income. Research and development costs include purchases from Drug Source Company for $40,000 and $350,000 for the three months ended June 30, 2002 and 2001, respectively and $1,047,000 and $599,000 for the six months ended June 30, 2002 and 2001, respectively. Inventory includes purchases from Drug Source Company of $221,000 for the three and six months ended June 30, 2002. There were no inventory purchases from Drug Source Company for the three- and six-month periods ended June 30, 2001.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

(2)   Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarter ended on June 30. Both of the three-month periods ended June 30, 2002 and 2001 contained 13 weeks, and both of the six-month periods ended June 30, 2002 and 2001 contained 26 weeks.

(3)   Earnings Per Share Information
The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,

	2002	2001

Basic and dilutive numerator:
Net income	$11,055,000	$3,845,000
Less dividends on Series A convertible preferred stock	-	(250,000)

Net income applicable to common stock	$11,055,000	$3,595,000

Denominator:
Weighted-average common shares outstanding	49,795,000	22,840,000
Weighted-average common shares earned by, but not issued to, Premier	-	162,000

Weighted common shares — basic	49,795,000	23,002,000

Net effect of dilutive securities:
Stock options	1,810,000	3,304,000
Warrant	-	172,000
Weighted-average conversion of convertible preferred stock:
Series B	-	4,232,000
Series C	-	1,410,000
Series D	-	6,347,000

Weighted common shares – diluted	51,605,000	38,467,000

Income per common share — basic	$0.22	$0.16

Income per common share — diluted	$0.21	$0.09

	Six Months Ended June 30,

	2002	2001

Basic and dilutive numerator:
Net income	$16,162,000	$4,642,000
Less dividends on Series A convertible preferred stock	-	(500,000)

Net income applicable to common stock	$16,162,000	$4,142,000

Denominator:
Weighted-average common shares outstanding	49,646,000	22,838,000
Weighted-average common shares earned by, but not issued to, Premier	-	125,000

Weighted common shares - basic	49,646,000	22,963,000

Net effect of dilutive securities:
Stock options	1,959,000	3,175,000
Warrant	-	168,000
Weighted-average conversion of convertible preferred stock:
Series B	-	4,232,000
Series C	-	1,410,000
Series D	-	6,347,000

Weighted common shares - diluted	51,605,000	38,295,000

Income per common share - basic	$0.33	$0.18

Income per common share - diluted	$0.31	$0.11

The assumed conversion of the Series A convertible preferred stock, which was outstanding during the three and six month periods ended June 30, 2001, was anti-dilutive.

(4)   Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 141 and SFAS No. 142). Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 had no impact on our statements of income or financial position. We do not have any goodwill recorded in our consolidated balance sheets.

(5)   Transactions with American BioScience, Inc.

    Loans to American BioScience, Inc.

A summary of activity in the note receivable from American BioScience Inc. account for the six months ended June 30, 2002, which is classified as a deduction from stockholders’ equity in the accompanying condensed consolidated balance sheet, is as follows:

Note receivable from American BioScience, Inc.
Balance January 1, 2002		$20,957,000
Payments on behalf of American BioScience, Inc in 2002:
New product development (principally related to ABI-007)	1,973,000
Income tax refund	(397,000)
Interest charged to American BioScience, Inc.	595,000
Other	30,000

	$2,201,000
Repayments	(679,000)

Net increase in note receivable		$1,522,000

Balance at June 30, 2002		$22,479,000

Payments on behalf of American BioScience’s new product development activities include our administrative salary and benefit allocations and charges for our employees’ services related to American BioScience’s products in development. Subsequent to June 30, 2002, $1,220,000 has been repaid by American BioScience.

On December 14, 2001, we received a demand promissory note for the balance outstanding from American BioScience (Demand Note). The Demand Note bears interest at a rate equal to the rate of interest on our credit facility (5.6% at June 30, 2002).

In connection with the execution of the Demand Note, as security for payment of the obligations under the Demand Note, we entered into a pledge agreement with American BioScience under which American BioScience pledged and granted us a security interest in shares of our common stock held by it having a fair market value equal to 120% of the balance of the Demand Note.

    VivoRx, Inc. Settlement

As of June 30, 2002, we are jointly and severally liable for the remaining outstanding portion of American BioScience's share of the VivoRx, Inc. settlement, $12,000,000 due February, 2003, as more fully described in Note 12. As American BioScience makes the payment to VivoRx, reflected the liability to VivoRx reflected in our consolidated balance sheet will be reduced and a corresponding capital contribution will be recorded net of related deferred income taxes. In February 2002, American BioScience made the scheduled $12,000,000 payment due in February 2002 with the resulting capital contribution to us of $7,320,000, net of related deferred income taxes.

We expect that American BioScience will have sufficient liquid assets to fulfill its portion of the liability to VivoRx. The amount due from American BioScience is classified as a deduction from stockholders’ equity in the accompanying consolidated balance sheets. In 2001, American BioScience agreed that if it fails to timely make any of the settlement payments due to VivoRx, American BioScience will surrender to us the shares of our common stock having a fair market value of 120% of the unpaid amount.

    Product License Agreement

In November 2001, we entered into a license agreement with American BioScience under which we acquired the exclusive rights to manufacture, market and sell ABI-007 in North America, and which provided for initial license payments of $60,000,000. American BioScience is responsible for substantially all costs associated with the development of ABI-007, except that we agreed to provide up to $2,000,000 of ABI-007 for use in clinical trials. The cost of the clinical product was charged to research and development expense in the year ended December 31, 2001. We are also required to make milestone payments of up to (a) $60,000,000 for indications related to breast, ovarian and lung cancers and (b) $32,500,000 for indications relating to prostate cancer and other indications as agreed upon between American BioScience and us. We also may be required to make additional milestone payments of up to an aggregate of $110,000,000 based upon the achievement of particular annual sales levels. Profits from sales of ABI-007 will be shared equally with American BioScience after deducting costs of goods sold, selling expenses and other appropriate deductions. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

The initial license payment has been accounted for as a distribution of our stockholders’ equity to American BioScience. As of December 31, 2001, the entire $60,000,000 had been accrued as a distribution payable to American BioScience. The $60,000,000 was paid to American BioScience in January 2002. The income tax benefits related to this payment will be credited to the stockholders’ equity as realized.

(6)   Inventories

Inventories consist of the following:

	June 30,	December 31,
	2002	2001

Finished goods	$22,531,000	$15,792,000
Work in process	12,282,000	7,958,000
Raw materials	28,319,000	27,503,000

	$63,132,000	$51,253,000

(7)   Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2002	2001

Payroll and employee benefits	$4,903,000	$6,207,000
Legal	1,711,000	1,015,000
Insurance	2,147,000	1,183,000
Sales and marketing	8,633,000	4,812,000
Accrued income taxes	4,935,000	2,211,000
Other	1,132,000	1,010,000

	$23,461,000	$16,438,000

(8)   Credit Facility

In December 2001, we entered into a credit facility providing for a $25,000,000 term loan and a $50,000,000 revolving line of credit. This credit facility replaced a former facility with another lender. Proceeds of our initial public offering were used to pay off all outstanding amounts under the revolving line of credit and retire the term loan. The revolving line of credit can be increased to $75,000,000 at our request. In connection with our repurchase of shares of our common stock from one of our stockholders on July 29, 2002, we amended our revolving credit facility to temporarily reduce our available credit to $30,000,000 until the six-month anniversary of that repurchase, or January 29, 2003. This credit facility expires December 14, 2006.

The credit facility’s interest rate for the revolving line is equal to the sum of an adjustable margin rate (1.25% for the six months ended June 30, 2002) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the eurocurrency rate, as defined.

There were no outstanding balances under the revolving lines of credit at June 30, 2002. Loans under the credit facility are collateralized by substantially all of our assets. Under the credit facility, we are prohibited from paying dividends and are subject to various covenants and restrictions. At June 30, 2002, we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses fees on the face amount of commercial and standby letters of credit. A fee is assessed at 3.75% of the face amount of commercial and standby letters of credit, respectively. The letters of credit are payable on demand. There were no amounts outstanding under letters of credit at June 30, 2002.

(9)   Exercise of Over-allotment Option

On January 10, 2002, the underwriters for our initial public offering in December 2001 exercised in full their option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share in order to cover over-allotments. As a result of this exercise, we received net proceeds of $20,088,000, after underwriting discounts and commissions of $1,512,000.

(10)    Shares Earned by Premier Purchasing Partners, L.P.

Pursuant to an agreement that expired March 31, 2001, Premier Purchasing Partners, L.P. (Premier) earned, at no cost, shares of our common stock based upon the level of sales by the Company to Premier’s partners. During the six months ended June 30, 2001, the shares earned by Premier had a fair value of $1,754,000 and were classified as a reduction of net sales in the accompanying condensed consolidated statements of income.

(11)    Stock Options

During the six months ended June 30, 2002, 66,400 options were granted at an average exercise price of $13.80 and 270,135 options were exercised at an average exercise price of $3.23. Stock based compensation charges were $1,428,000 and $1,075,000 for the six months ended June 30, 2002 and 2001, respectively.

(12)    Litigation

VivoRx, Inc. and VivoRx Diabetes, Inc.

During 1999, VivoRx brought an action against us, our chairman and chief executive officer and American BioScience relating to the development of the businesses of American BioScience and us while our chairman and chief executive officer was also serving as the chief executive officer and chairman of VivoRx. This action was settled in February 2001 with American BioScience obtaining clear title and ownership to its intellectual property, including the intellectual property underlying American BioScience’s ABI-007 product candidate. Under the settlement, we are jointly and severally liable with American BioScience to pay VivoRx the remaining obligation under the settlement agreement of $12,000,000 in February 2003. The respective boards of directors for American BioScience and us, in consultation with litigation counsel, passed resolutions allocating $3,400,000 of the total settlement obligation of $34,000,000 to us and the remaining $30,600,000 to American BioScience. The allocation of the settlement was primarily based upon American BioScience obtaining clear title and ownership to its intellectual property, including the intellectual property underlying American BioScience’s ABI-007 product candidate, and, accordingly, being the primary beneficiary of the settlement.

Notwithstanding the agreed upon allocation of the settlement obligation between American BioScience and us, we recorded the entire present value of $30,354,000 of the litigation settlement with VivoRx as an expense for the year ended December 31, 2000.

Other

We are from time to time subject to claims and litigation arising in ordinary courses of business. These claims have included assertions that our products infringe existing patents and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of such proceedings as are currently pending will not have a material adverse effect on our consolidated financial position or results of operation.

(13)    Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended June 30,

	2002	2001

Oncology	$17,640,000	$8,029,000
Anti-infective	15,610,000	12,279,000
Critical care	33,275,000	25,390,000
Contract manufacturing	2,246,000	2,084,000
Other	268,000	292,000

	69,039,000	48,074,000
Less fair value of common shares earned by Premier	-	-

	$69,039,000	$48,074,000

Estimated net sales to our wholesalers of products resold to
Premier’s members included in above amounts	$14,672,000	$13,462,000

	Six Months Ended June 30,

	2002	2001

Oncology	$27,123,000	$14,960,000
Anti-infective	30,210,000	22,923,000
Critical care	61,331,000	46,942,000
Contract manufacturing	3,701,000	3,474,000
Other	526,000	563,000

	122,891,000	88,862,000
Less fair value of common shares earned by Premier	-	(1,754,000)

	$122,891,000	$87,108,000

Estimated net sales to our wholesalers of products resold to
Premier’s members included in above amounts	$28,895,000	$25,552,000

(14)    Enterprise Resource Planning System

In March 2002, we entered into various licensing agreements for the implementation of a new enterprise resource planning business system application. During the six months ended June 30, 2002, we have capitalized $2,100,000 for license fees, hardware and other costs for this project.

(15)    Subsequent Events

On July 29, 2002, we repurchased 2,914,593 shares of our common stock owned by Premier Purchasing Partners for $29,758,000 in cash. In addition on July 26, 2002, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase additional shares of our common stock through open-market purchases for up to $6,200,000. All repurchases under the stock repurchase program will be funded through our internal cash resources and will be retained as treasury stock.

On July 31, 2002, approximately 421 participants in our employee stock purchase plan elected to purchase 37,598 shares of our common stock at $10.20 per share. The purchase price of the stock was established at the inception of the plan to be 85% of the lower of the fair market value per share of our common stock on the date the offer period begins or the exercise date. In our initial purchase period, the offer period began on December 14, 2001 and ended on July 31, 2002, the exercise date.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the impact of competitive products and pricing;

•	the availability and pricing of raw materials and components used in the manufacture of our pharmaceutical products;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the acceptance of and demand for our existing and new pharmaceutical products;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the impact of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the actual results achieved in the Phase III clinical trials for ABI-007;

•	the timing of the completion of Phase III trials for ABI-007;

•	licenses or acquisitions; and

•	relationships and agreements with other parties.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.2%	62.0%	53.9%	65.4%

Gross margin	48.8%	38.0%	46.1%	34.6%
Operating expenses:
Research and development costs	4.8%	6.6%	6.2%	6.8%
Selling, general, and administration expenses	15.3%	15.2%	16.2%	16.3%
Stock-based compensation	0.8%	1.7%	1.2%	1.2%
Gain on litigation settlements	-	(0.5)%	-	(0.6)%
Equity in net income of Drug Source Co., LLC	(0.5)%	(0.9)%	(0.7)%	(0.8)%

Total operating expenses	20.4%	22.1%	22.9%	22.9%
Income from operations	28.4%	15.9%	23.2%	11.7%
Interest income	0.8%	0.7%	0.9%	0.4%
Interest expense	(0.4)%	(2.6)%	(0.6)%	(2.8)%

Income before income taxes	28.8%	14.0%	23.5%	9.3%
Provision for income taxes	12.8%	6.0%	10.3%	4.0%

Net income	16.0%	8.0%	13.2%	5.3%

       Three Months Ended June 30, 2002 and 2001

Net sales. Net sales were $69.0 million and $48.1 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $20.9 million, or 43.5%. Products launched since January 2002 provided over half of the additional sales. Several products launched in the first half of 2001 continued to strengthen in the three-month period ended June 30, 2002, showing a $5.0 million increase over the three-month period ended June 30, 2001. Sales of certain critical care products are $3.0 million higher than the same period last year due to a continuing shortage in the marketplace caused by a competitor’s inability to supply product. These increases were offset by the revenue lost from two products we no longer produce.

In 2002, we expect additional competitors to enter the generic market for certain of our products, forcing us to lower selling prices to maintain our market share, which is typical of the generic product life cycle. Concurrently, we will continue to attempt to be first to launch new products to capture market share and optimize gross profit.

Cost of sales. Cost of sales were $35.3 million and $29.8 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $5.5 million. This increase was primarily due to the increase in net sales in 2002. Cost of sales as a percentage of net sales decreased to 51.2% for the three months ended June 30, 2002 from 62.0% for the same period in 2001. The decrease in percentage was driven primarily by the inclusion of higher margin products that we introduced in 2001 and 2002.

Research and development. Research and development costs were $3.3 million and $3.2 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $0.1 million. This increase was primarily the result of the timing of the use of raw materials in research and development activities.

We anticipate research and development expenses to continue to increase from 2001 amounts as a result of higher raw material costs associated with the specific products being developed.

Selling, general and administrative. Selling, general and administrative expenses were $10.6 million and $7.3 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $3.3 million. This increase was primarily due to increased salaries and related expenses due to headcount additions, increased insurance costs in the post September 11th marketplace, increased legal expenses and increased costs related to our status as a public company such as insurance, professional services and franchise tax expenses.

Stock-based compensation. Stock-based compensation was $0.6 million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $0.2 million. The reduction resulted from a 2001 stock option tranche being amortized at the lower second-year amortization rate (per FASB Interpretation #28).

Litigation settlements. There were no litigation settlements for the three months ended June 30, 2002, as compared with a gain on litigation settlements of $0.3 million for the three months ended June 30, 2001. Under the terms of a 2000 legal settlement, we were entitled to receive a series of payments, which began in March 2000 and concluded in 2001. All payments due to us under this settlement agreement were received during 2001 and 2000.

Equity in Drug Source Co., LLC.In June 2000, a limited liability company, Drug Source Co., LLC, was formed to engage in the business of selling raw materials to the pharmaceutical industry. We own 50% of Drug Source Co., LLC, and account for this interest on the equity method from which income of $0.3 million for the three months ended June 30, 2002 was recognized compared to income of $0.4 for the three months ended June 30, 2001.

Interest income. Interest income was $0.6 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $0.3 million. This increase was primarily the result of interest earned on the cash proceeds from our initial public offering.

Interest expense. Interest expense was $0.3 million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $0.9 million. This decrease was primarily due to the absence of bank debt, for which there was $0.7 million of interest expense for the three months ended June 30, 2001. Our bank debt was paid off in December 2001 with proceeds from our initial public offering. The imputed interest expense related to the amounts due to VivoRx also declined as a result of scheduled payments made in accordance with the related settlement agreement.

Provision for income taxes. Provision for income taxes was $8.8 million and $2.9 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $5.9 million due to higher net income. Our effective income tax rates were 44.3% and 42.9% for the three months ended June 30, 2002 and 2001, respectively.

       Six Months Ended June 30, 2002 and 2001

Net sales. Net sales were $122.9 million and $87.1 million for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $35.8 million, or 41.1%. Products launched in 2002 and 2001 represented $24.7 million or 69% of the increased sales; $11.1 million or 31% of the 69% growth came from 2001 product introductions and $13.6 million or 38% came from 2002 product introductions. The balance of the increased sales came from a variety of sources, including a certain critical care product showing increased demand due to a competitor’s inability to supply. These increases were offset by the revenue lost from two products we no longer produce and price erosion, typical at this point in the product cycle of our oncology products. In addition, net sales for the six months ended June 30, 2001 were reduced by $1.8 million for common stock earned by Premier Purchasing Partners.

We expect additional competitors to enter the generic market for certain of our products. This is expected to force us to lower selling prices to maintain our market share, which is typical of the generic market. Concurrently, we will continue to attempt to be first to launch new products to capture market share and optimize gross profit.

Cost of sales. Cost of sales were $66.2 million and $57.0 million for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $9.2 million. This increase was primarily due to the increase in net sales in 2002. Cost of sales as a percentage of net sales decreased to 53.9% for the six months ended June 30, 2002 from 65.4% for the same period in 2001. The decrease in percentage was driven primarily by the inclusion of higher margin products introduced in 2002 and 2001.

Research and development. Research and development costs were $7.6 million and $5.9 million for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $1.7 million. This increase was primarily the result of the timing of the use of raw materials in research and development activities.

We anticipate research and development expenses to continue to increase from 2001 amounts as a result of higher raw material costs associated with the specific products being developed.

Selling, general and administrative. Selling, general and administrative expenses were $19.9 million and $14.1 million for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $5.8 million. This increase was primarily due to increased salaries and related expenses due to headcount additions, increased legal expenses and increased costs related to our status as a public company such as insurance, professional services and franchise tax expenses.

Stock-based compensation. Stock-based compensation was $1.4 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $0.3 million. This increase was the result of stock options granted throughout 2001 for which the exercise price was less than the estimated fair value of our common stock on the grant date.

Litigation settlements. There were no litigation settlements for the six months ended June 30, 2002, as compared with a gain on litigation settlements of $0.5 million for the six months ended June 30, 2001. Under the terms of a 2000 legal settlement, we were entitled to receive a series of payments, which began in March 2000 and concluded in 2001. All payments due to us under this settlement agreement were received during 2001 and 2000.

Equity in Drug Source Co., LLC. In June 2000, a limited liability company, Drug Source Co., LLC, was formed to engage in the business of selling raw materials to the pharmaceutical industry. We own 50% of Drug Source Co., LLC, and account for this interest on the equity method from which income of $0.8 million for the six months ended June 30, 2002 was recognized compared to income of $0.7 for the six months ended June 30, 2001.

Interest income. Interest income was $1.1 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $0.7 million. This increase was primarily the result of interest earned on the cash proceeds from our initial public offering.

Interest expense. Interest expense was $0.7 million and $2.4 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $1.7 million. This decrease was primarily due to the absence of bank debt, for which there was $1.1 million of interest expense for the six months ended June 30, 2001. Our bank debt was paid off in December 2001 with proceeds from our initial public offering. The imputed interest expense related to the amounts due to VivoRx also declined as a result of scheduled payments made in accordance with the related settlement agreement.

Provision for income taxes. Provision for income taxes was $12.7 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $9.2 million due to higher net income. Our effective income tax rates were 44% and 42.9% for the six months ended June 30, 2002 and 2001, respectively.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our consolidated financial statements are discussed below. Actual results could vary from those estimates.

Revenue recognition

We recognize revenue from the sale of a product when that product is shipped to a customer, acceptance terms are fulfilled and no significant contractual obligations remain. We sell a majority of our products to wholesalers, who generally sell our products to hospitals or alternative healthcare facilities at contractual prices previously agreed upon between group purchasing organizations or GPO’s on behalf of end users such as hospitals, and us. GPO’s enter into collective purchasing contracts with pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their members. We invoice wholesalers at our wholesale list price. Net sales represent our wholesale list price offset by wholesaler chargebacks, further adjusted for estimated discounts and contractual allowances, including GPO fees. Wholesaler chargebacks represent the difference between the wholesale list price and the estimated contractual sales price, based upon our historical experience ratings.

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

Research and development costs are expensed as incurred and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. We have made, and will continue to make, a substantial investment in research and development to expand our new product offerings and grow our business.

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

Stock-based compensation

Stock-based compensation related to research and development costs and selling, general and administrative expenses are presented separately in our consolidated statements of income. Stock-based compensation represents the difference between the exercise price of options granted and the deemed fair value of our common stock on the grant date in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize stock-based compensation over the option vesting period, typically four years, on an accelerated basis using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28.

We have recorded deferred stock-based compensation related to unvested options granted to employees and outside directors. Based upon the number of unvested options outstanding as of June 30, 2002, we expect to amortize approximately $3.1 million of deferred stock-based compensation in future periods as follows: $1.1 million for the remainder of 2002; $1.3 million in 2003; $0.6 million in 2004; and $0.1 million in 2005. We anticipate that the exercise price of substantially all stock options granted on an ongoing basis will be at the reported market price of our common stock and, therefore, no significant deferred stock-based compensation will result from these option grants.

Liquidity and Capital Resources

Net cash used by operating activities was $49.6 million for the six months ended June 30, 2002 as compared to $1 million for the comparable period of 2001. The primary use of cash for the six months ended June 30, 2002 was the $60.0 million payment to American BioScience in accordance with the terms of the ABI-007 license agreement, see discussion below. For the six months ended June 30, 2002 and 2001, operating cash flows were impacted by the increase in net income and changes in working capital, mainly in accounts receivable, inventory, accounts payable and accrued expenses.

Net cash used in investing activities was $7.0 million for the six months ended June 30, 2002 as compared to $2.9 million for the comparable period of 2001. Our investing activities have primarily consisted of capital expenditures for new manufacturing equipment and, in 2002, licensing fees and costs related to the implementation of a new enterprise resource planning business system application, which we are implementing.

Net cash provided by financing activities was $19.3 million for the six months ended June 30, 2002 as compared to $3.5 million for the comparable period of 2001. Our financing activities in 2002 included net proceeds received from the sale of common stock of $20.1 million, which was a result of the underwriters of our December 14, 2001 initial public offering exercising the over-allotment on January 10, 2002 and the exercise of stock options of $0.9 million. This was offset by an increase in amounts due from American BioScience of $1.5 million and payments of financing costs of $0.1 million. Our financing activities in 2001 included net borrowings on our revolving line of credit of $15.4 million. This was offset by an increase in amounts due from American BioScience of $10.2 million and payments of long-term debt of $1.8 million.

In December 2001, we entered into a credit agreement with a syndicate of banks headed by the Canadian Imperial Bank of Commerce (CIBC). The CIBC agreement includes a $50 million revolving line of credit and a $25 million term loan. The credit facility is secured by substantially all of our assets, is guaranteed by each of our subsidiaries and contains various operating and financial covenants. The revolving credit facility has a term of five years and can be increased to $75 million at our request. The initial CIBC term loan balance of $25 million, the proceeds of which were used to repay our indebtedness under a former credit facility, was repaid and permanently reduced with proceeds from our initial public offering. The revolving credit facility balance of $12.7 million was also paid in full with proceeds from our initial public offering. In connection with our repurchase of shares of our common stock from one of our stockholders on July 29, 2002, we amended our revolving credit facility to temporarily reduce our available credit to $30.0 million until the six-month anniversary of that repurchase, or January 29, 2003. The CIBC credit facility expires in 2006. There were no outstanding balances due under the CIBC credit facility at June 30, 2002.

As of June 30, 2002, we were jointly and severally liable with American BioScience for payments due to VivoRx, Inc. pursuant to a litigation settlement requiring $12.0 million to be paid prior to February 26, 2003. Under the terms of an agreement between American BioScience and us, American BioScience has agreed to pay this obligation in full. If American BioScience fails or is unable to pay the remaining obligation of $12.0 million due on February 26, 2003, we will be liable for any amounts that remain unpaid, which could adversely affect our financial condition. American BioScience agreed in July 2001 that if it fails to timely make any of the settlement payments due to VivoRx, American BioScience will surrender to us the shares of our common stock having a fair market value of 120% of the unpaid amount.

In November 2001, we entered into a license agreement with American BioScience for the exclusive North American manufacturing and sales rights to ABI-007 under which we made initial license payments totaling $60 million in January 2002. American BioScience is responsible for substantially all costs associated with the development of ABI-007, except that we agreed to manufacture up to $2.0 million of product for use in clinical trials. We are also required to make milestone payments of up to (a) $60.0 million for indications relating to breast, ovarian and lung cancers and (b) $32.5 million for indications relating to prostate cancer and other indications agreed upon between American BioScience and us. We also may be required to make additional milestone payments, up to an aggregate of $110.0 million, based upon the achievement of particular annual sales levels. Under the terms of the license agreement, profits from sales of ABI-007 will be shared equally between us and American BioScience after deducting costs of goods sold, selling expenses and other appropriate deductions. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

The initial license payment has been accounted for as a distribution of our stockholders’ equity to American BioScience. As of December 31, 2001, the entire $60.0 million had been accrued as a distribution payable to American BioScience. The $60.0 million was paid to American BioScience in January 2002. The income tax benefits related to this payment will be credited to our stockholders’ equity as realized.

On July 29, 2002, we repurchased 2,914,593 shares of our common stock owned by Premier Purchasing Partners for $29.8 million in cash. In addition on July 26, 2002, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase additional shares of our common stock through open-market purchases for up to $6.2 million. All repurchases under the stock repurchase program will be funded through our internal cash resources and will be retained as treasury stock.

On July 31, 2002, approximately 421 participants in our employee stock purchase plan elected to purchase 37,598 shares of our common stock at $10.20 per share. The purchase price of the stock was established at the inception of the plan to be 85% of the lower of the fair market value per share of our common stock on the date the offer period begins or the exercise date. In our initial purchase period, the offer period began on December 14, 2001 and ended on July 31, 2002, the exercise date.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 141 and SFAS No. 142). Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are be subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 had no impact on our statement of income or financial position. We do not have any goodwill recorded in our consolidated balance sheets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the prevailing rate and the prevailing rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and money market funds. The average duration of all our investments has been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented.

We have operated primarily in the United States and the majority of our activities with our collaborators outside the United States to date have been conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency exchange rate fluctuation.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 14, 2001, we completed our initial public offering of 9,000,000 shares of common stock at a public offering price of $16.00 per share and realized an aggregate offering price of $144.0 million. We received net proceeds of $133.9 million. These proceeds are net of $10.1 million in underwriting discounts and commissions. Of the net proceeds, we used $37.7 million to repay in full and terminate our term loan and to repay amounts outstanding under the revolving credit facility with CIBC. In addition, expenses of $2.9 million relating to the issuance and distribution of the securities sold were incurred.

On January 10, 2002, the underwriters for our initial public offering exercised in full their option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share in order to cover over-allotments. As a result of this exercise, we received proceeds of $20.1 million. This is net of underwriting discounts and commissions of $1.5 million.

For the six months ended June 30, 2002, $55.0 million of the net proceeds from our initial public offering (along with $5.0 million of cash generated from operations, for a total of $60.0 million paid in January, 2002) was used to acquire the ABI-007 license and $9.3 million of the net proceeds was used for general corporate purposes. Under the ABI-007 license agreement, we acquired the exclusive rights to market and sell ABI-007 in North America. On July 29, 2002, $14.7 million of the net proceeds from our initial public offering (along with $15.1 million of cash generated from our operations, for a total of $29.8 million) was used to repurchase shares from Premier Purchasing Partners.

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

AMERICAN PHARMACEUTICAL PARTNERS, INC.

By: /s/ PATRICK SOON-SHIONG, M.D.
Patrick Soon-Shiong, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ DEREK J. BROWN
Derek J. Brown
Co-Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 14, 2002