Form 10-Q
period 2002-09-30
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2002-11-14
CIK 1141399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-31781

American Pharmaceutical Partners, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	68-0389419 (I.R.S. Employer Identification No.)

11777 San Vicente Boulevard, Suite 550 Los Angeles, California (Address of principal executive offices)	90049 (Zip Code)

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

Yes	☒	No	☐

As of November 8, 2002, the registrant had 46,850,750 shares of $0.001 par value Common Stock outstanding.

American Pharmaceutical Partners, Inc.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,935,000	$96,688,000
Accounts receivable, net	14,509,000	15,649,000
Inventories	72,521,000	51,253,000
Prepaid expenses and other current assets	4,567,000	2,469,000
Deferred income taxes	9,137,000	9,222,000

Total current assets	137,669,000	175,281,000
Deferred income taxes	525,000	4,758,000
Property, plant and equipment, net	60,725,000	53,821,000
Investment in Drug Source Co., LLC	2,818,000	1,512,000
Product license rights, net	225,000	270,000
Deferred financing costs, net	3,617,000	4,145,000

Total assets	$205,579,000	$239,787,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,858,000	$10,593,000
Accrued expenses	26,965,000	16,438,000
Distribution payable to American BioScience, Inc.	—	60,000,000
Current portion of liability to VivoRx, Inc.	11,592,000	11,829,000

Total current liabilities	54,415,000	98,860,000
Liability to VivoRx, Inc., less current portion	—	10,857,000
Commitments and contingencies	—	—
Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 50,060,668 and 48,272,628 shares issued in 2002 and 2001, respectively	50,000	48,000
Additional paid-in capital	179,156,000	149,041,000
Retained earnings	33,406,000	6,658,000
Amounts due from American BioScience, Inc.	(22,724,000)	(20,957,000)
Deferred stock-based compensation	(2,441,000)	(4,713,000)
Other comprehensive loss	(8,000)	(7,000)
Less treasury stock, at cost and inclusive of fees, 3,366,877 common shares in 2002 and none in 2001	(36,275,000)	—

Total stockholders’ equity	151,164,000	130,070,000

Total liabilities and stockholders’ equity	$205,579,000	$239,787,000

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$70,599,000	$49,290,000	$193,490,000	$136,398,000
Cost of sales	37,317,000	33,078,000	103,501,000	90,045,000

Gross margin	33,282,000	16,212,000	89,989,000	46,353,000
Operating expenses:
Research and development costs	2,722,000	2,733,000	10,362,000	8,649,000
Selling, general and administrative expenses	11,840,000	7,570,000	31,733,000	21,717,000
Stock-based compensation	577,000	673,000	2,005,000	1,748,000
Gain on litigation settlements, net	—	(250,000)	—	(750,000)
Equity in net income of Drug Source Co., LLC	(526,000)	(347,000)	(1,305,000)	(1,053,000)

Total operating expenses	14,613,000	10,379,000	42,795,000	30,311,000

Income from operations	18,669,000	5,833,000	47,194,000	16,042,000
Interest income	547,000	464,000	1,622,000	828,000
Interest expense	(197,000)	(1,047,000)	(918,000)	(3,484,000)

Income before income taxes	19,019,000	5,250,000	47,898,000	13,386,000
Provision for income taxes	8,433,000	2,579,000	21,150,000	6,073,000

Net income	10,586,000	2,671,000	26,748,000	7,313,000
Imputed preferred stock dividends	—	(250,000)	—	(750,000)

Income applicable to common stock	$10,586,000	$2,421,000	$26,748,000	$6,563,000

Income per common share:
Basic	$0.22	$0.10	$0.55	$0.28

Diluted	$0.21	$0.06	$0.53	$0.17

Interest income includes interest earned from American BioScience, Inc. as follows:	$332,000	$464,000	$927,000	$786,000

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$26,748,000	$7,313,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,781,000	6,306,000
Amortization	683,000	113,000
Imputed interest on liability to VivoRx, Inc.	905,000	1,832,000
Income tax benefit on stock option exercises	1,254,000	—
Stock-based compensation	2,005,000	1,748,000
(Gain) loss on disposal of property, plant and equipment	3,000	(14,000)
Deferred income taxes	(362,000)	(494,000)
Equity in net income of Drug Source Co., LLC	(1,305,000)	(1,053,000)
Common stock earned by Premier	—	1,754,000
Changes in operating assets and liabilities:
Accounts receivable, net	1,140,000	(8,842,000)
Inventories	(21,268,000)	(10,365,000)
Prepaid expenses and other current assets	(2,098,000)	(1,183,000)
Accounts payable and accrued expenses	15,792,000	10,574,000
Distribution payable to American BioScience, Inc.	(60,000,000)	—
Liability to VivoRx, Inc.	—	(3,400,000)

Net cash provided by (used in) operating activities	(29,722,000)	4,289,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,721,000)	(5,808,000)
Proceeds from the sale of property, plant and equipment	6,000	—
Purchase of product license rights	—	(300,000)

Net cash used in investing activities	(13,715,000)	(6,108,000)
Cash flows from financing activities:
Net borrowings on revolving line of credit	—	17,862,000
Payments on long-term debt	—	(2,875,000)
Proceeds from the exercise of stock options	1,338,000	93,000
Proceeds from the sale of stock under employee stock purchase plan	384,000	—
Increase in amounts due from American BioScience, Inc.	(1,742,000)	(13,785,000)
Purchase of treasury stock	(36,275,000)	—
Payment of financing costs	(110,000)	—
Proceeds from the issuance of common stock, net	20,088,000	—

Net cash provided by (used in) financing activities	(16,317,000)	1,295,000

Decrease in cash and cash equivalents	(59,754,000)	(524,000)
Foreign currency translation loss	1,000	23,000
Cash and cash equivalents at beginning of period	96,688,000	501,000

Cash and cash equivalents at end of period	$36,935,000	$—

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet information at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A subsidiary of ours owns a 50% share of Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying consolidated statements of income. Research and development costs include purchases from Drug Source Company for $676,000 and $16,000 for the three months ended September 30, 2002 and 2001, respectively and $1,723,000 and $615,000 for the nine months ended September 30, 2002 and 2001, respectively. Inventory includes purchases from Drug Source Company of $221,000 for the three and nine months ended September 30, 2002. There were no inventory purchases from Drug Source Company for the three- and nine-month periods ended September 30, 2001.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

(2)   Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarter ended on September 30. Both of the three-month periods ended September 30, 2002 and 2001 contained 13 weeks, and both of the nine-month periods ended September 30, 2002 and 2001 contained 39 weeks.

(3)   Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,

	2002	2001

Basic and dilutive numerator:
Net income	$10,586,000	$2,671,000
Less dividends on Series A convertible preferred stock	—	(250,000)

Net income applicable to common stock	$10,586,000	$2,421,000

Denominator:
Weighted-average common shares outstanding	47,737,000	23,830,000
Weighted-average common shares earned by, but not issued to, Premier	—	—

Weighted common shares - basic	47,737,000	23,830,000
Net effect of dilutive securities:
Stock options	1,630,000	2,378,000
Warrant	—	179,000
Weighted-average conversion of convertible preferred stock:
Series B	—	4,232,000
Series C	—	1,410,000
Series D	—	6,347,000

Weighted common shares - diluted	49,367,000	38,376,000

Income per common share - basic	$0.22	$0.10

Income per common share - diluted	$0.21	$0.06

	Nine Months Ended September 30,

	2002	2001

Basic and dilutive numerator:
Net income	$26,748,000	$7,313,000
Less dividends on Series A convertible preferred stock	—	(750,000)

Net income applicable to common stock	$26,748,000	$6,563,000

Denominator:
Weighted-average common shares outstanding	49,010,000	23,169,000
Weighted-average common shares earned by, but not issued to, Premier	—	83,000

Weighted common shares - basic	49,010,000	23,252,000
Net effect of dilutive securities:
Stock options	1,848,000	2,915,000
Warrant	—	173,000
Weighted-average conversion of convertible preferred stock:
Series B	—	4,232,000
Series C	—	1,410,000
Series D	—	6,347,000

Weighted common shares - diluted	50,858,000	38,329,000

Income per common share - basic	$0.55	$0.28

Income per common share - diluted	$0.53	$0.17

The assumed conversion of the Series A convertible preferred stock, which was outstanding during the three and nine month periods ended September 30, 2001, was anti-dilutive.

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

(5)   Transactions with American BioScience, Inc.

     Loans to American BioScience, Inc.

A summary of activity in the note receivable from American BioScience, Inc. account for the nine months ended September 30, 2002, which is classified as a deduction from stockholders’ equity in the accompanying condensed consolidated balance sheet, is as follows:

Note receivable from American BioScience, Inc.
Balance January 1, 2002		$20,957,000
Payments on behalf of American BioScience, Inc in 2002:
New product development (principally related to ABI-007)	$5,313,000
Income tax refund	(397,000)
Interest charged to American BioScience, Inc.	927,000
Other	94,000

	$5,937,000
Repayments	(4,170,000)

Net increase in note receivable		$1,767,000

Balance at September 30, 2002		$22,724,000

Payments on behalf of American BioScience’s new product development activities include our administrative salary and benefit allocations, charges for our employees’ services and supplies related to American BioScience’s products in development. Subsequent to September 30, 2002, $1,132,000 has been repaid by American BioScience.

On December 14, 2001, we received a demand promissory note for the balance outstanding from American BioScience (Demand Note). The Demand Note bears interest at a rate equal to the rate of interest on our credit facility (6.0% at September 30, 2002).

In connection with the execution of the Demand Note, as security for payment of the obligations under the Demand Note, we entered into a pledge agreement with American BioScience under which American BioScience pledged and granted us a security interest in shares of our common stock held by it having a fair market value equal to 120% of the balance of the Demand Note.

     VivoRx, Inc. Settlement

As of September 30, 2002, we are jointly and severally liable for the remaining $12,000,000 settlement payment to VivoRx, Inc. due February 2003, which American Bioscience has agreed to make, as more fully described in Note 14. We expect that American BioScience will have sufficient liquid assets to make this remaining payment to VivoRx. In 2001, American BioScience agreed that if it fails to timely make any of the settlement payments due to VivoRx, American BioScience will surrender to us that number of shares of our common stock having a fair market value equal to 120% of the unpaid amount. As American BioScience makes the payment to VivoRx, the liability to VivoRx reflected in our consolidated balance sheet will be eliminated and a corresponding capital contribution will be recorded net of related deferred income taxes. In February 2002, American BioScience made the scheduled $12,000,000 payment due in February 2002 with the resulting capital contribution to us of $7,320,000, net of related deferred income taxes.

     Product License Agreement

In November 2001, we entered into a license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABI-007 in North America, and which provided for initial license payments of $60,000,000 in January 2002. This license is perpetual. American BioScience also entered into a manufacturing agreement with us that grants us exclusive manufacturing rights for a three-year period. American BioScience is responsible for substantially all costs associated with the development of ABI-007, except that we agreed to provide up to $2,000,000 of ABI-007 for use in clinical trials. The cost of the clinical product was charged to research and development expense in the year ended December 31, 2001. We are also required to make milestone payments of up to (a) $60,000,000 for indications related to breast, ovarian and lung cancers and (b) $32,500,000 for indications relating to prostate cancer and other indications as agreed upon between American BioScience and us. We also may be required to make additional milestone payments of up to an aggregate of $110,000,000 based upon the achievement of particular annual sales levels. Profits from any sales of ABI-007 will be shared equally with American BioScience after deducting costs of goods sold, selling expenses and other appropriate deductions. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

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

(6)   Inventories

Inventories consist of the following:

	September 30, 2002	December 31, 2001

Finished goods	$25,945,000	$15,792,000
Work in process	12,347,000	7,958,000
Raw materials	34,229,000	27,503,000

	$72,521,000	$51,253,000

Inventory increases were attributable to new product introductions, product mix, increased sales, as well as an overall general increase in months of supply.

(7)   Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2002	December 31, 2001

Payroll and employee benefits	$5,541,000	$6,207,000
Legal	2,337,000	1,015,000
Insurance	3,641,000	1,183,000
Sales and marketing	12,726,000	4,812,000
Accrued income taxes	1,691,000	2,211,000
Other	1,029,000	1,010,000

	$26,965,000	$16,438,000

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

The credit facility’s interest rate for the revolving line is equal to the sum of an adjustable margin rate (1.25% for the nine months ended September 30, 2002) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the eurocurrency rate, as defined.

There were no outstanding balances under the revolving lines of credit at September 30, 2002. Loans under the credit facility are collateralized by substantially all of our assets. Under the credit facility, we are prohibited from paying dividends and are subject to various covenants and restrictions. At September 30, 2002, we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses fees on the face amount of commercial and standby letters of credit. A fee is assessed at 3.75% of the face amount of commercial and standby letters of credit. The letters of credit are payable on demand. There were no amounts outstanding under letters of credit at September 30, 2002.

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

(10)  Shares Earned by Premier Purchasing Partners, L.P.

Pursuant to an agreement that expired March 31, 2001, Premier Purchasing Partners, L.P. (Premier) earned, at no cost, shares of our common stock based upon the level of our sales to Premier’s partners. During the nine months ended September 30, 2001, the shares earned by Premier had a fair value of $1,754,000 and were classified as a reduction of net sales in the accompanying condensed consolidated statements of income.

(11)  Stock Options

During the nine months ended September 30, 2002, 217,300 options were granted at an average exercise price of $12.69 and 411,067 options were exercised at an average exercise price of $3.26. Stock based compensation charges were $2,005,000 and $1,748,000 for the nine months ended September 30, 2002 and 2001, respectively.

(12)  Treasury Stock

On July 29, 2002, we repurchased all shares of our common stock held by Premier Purchasing Partners, totaling 2,914,593 shares for $29,758,000 in cash. In addition, on August 28, 2002, we repurchased 452,284 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6,000,000 in cash pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002. These repurchases were funded through our internal cash resources and the shares are being retained as treasury stock.

(13)  Employee Stock Purchase Plan

On July 31, 2002, 421 participants in our employee stock purchase plan elected to purchase 37,598 shares of our common stock at $10.20 per share. The purchase price of the stock was established at the inception of the plan to be 85% of the lower of the fair market value per share of our common stock on the date the offer period begins or the exercise date. In our initial purchase period, the offer period began on December 14, 2001 and ended on July 31, 2002, the exercise date.

(14)  Litigation

VivoRx, Inc. and VivoRx Diabetes, Inc.

During 1999, VivoRx brought an action against us, our chairman and chief executive officer and American BioScience relating to the development of the businesses of American BioScience and us while our chairman and chief executive officer was also serving as the chief executive officer and chairman of VivoRx.  This action was settled in February 2001 with American BioScience obtaining clear title and ownership to its intellectual property, including the intellectual property underlying American BioScience’s ABI-007 product candidate. Under the settlement, we are jointly and severally liable with American BioScience to pay VivoRx the remaining obligation under the settlement agreement of $12,000,000 in February 2003, of which American BioScience has agreed to pay. The respective boards of directors for American BioScience and us, in consultation with litigation counsel, passed resolutions allocating $3,400,000 of the total settlement obligation of $34,000,000 to us and the remaining $30,600,000 to American BioScience. We paid our allocated portion of the settlement obligation in February 2001. The allocation of the settlement was primarily based upon American BioScience obtaining clear title and ownership to its intellectual property, including the intellectual property underlying American BioScience’s ABI-007 product candidate, and, accordingly, being the primary beneficiary of the settlement.

Notwithstanding the agreed upon allocation of the settlement obligation between American BioScience and us, we recorded the entire present value of $30,354,000 of the litigation settlement with VivoRx as an expense for the year ended December 31, 2000.

 Other

We are from time to time subject to claims and litigation arising in ordinary courses of business. These claims have included assertions that our products infringe existing patents and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of such proceedings of which management is currently aware will not have a material adverse effect on our consolidated financial position or results of operation.

(15)  Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended September 30,

	2002	2001

Oncology	$15,215,000	$7,255,000
Anti-infective	20,429,000	14,381,000
Critical care	33,094,000	26,108,000
Contract manufacturing	1,596,000	1,291,000
Other	265,000	255,000

	70,599,000	49,290,000
Less fair value of common shares earned by Premier	—	—

	$70,599,000	$49,290,000

Estimated net sales to our wholesalers of products resold to Premier’s members included in above amounts	$15,624,000	$14,864,000

	Nine Months Ended September 30,

	2002	2001

Oncology	$42,338,000	$22,215,000
Anti-infective	50,639,000	37,304,000
Critical care	94,425,000	73,050,000
Contract manufacturing	5,297,000	4,765,000
Other	791,000	818,000

	193,490,000	138,152,000
Less fair value of common shares earned by Premier	—	(1,754,000)

	$193,490,000	$136,398,000

Estimated net sales to our wholesalers of products resold to Premier’s members included in above amounts	$44,519,000	$40,416,000

(16)  Enterprise Resource Planning System

In March 2002, we entered into various licensing and support agreements for the implementation of a new enterprise resource planning (ERP) business system application. During the nine months ended September 30, 2002, we have capitalized $4,998,000 for license fees, hardware and other costs for this project.

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

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the actual results achieved in the ongoing and future clinical trials for ABI-007;

•	the timing of the completion of the ongoing and future clinical trials for ABI-007;

•	licenses or acquisitions; and

•	relationships and agreements with other parties.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.9%	67.1%	53.5%	66.0%

Gross margin	47.1%	32.9%	46.5%	34.0%
Operating expenses:
Research and development costs	3.8%	5.5%	5.4%	6.3%
Selling, general and administrative expenses	16.8%	15.4%	16.4%	15.9%
Stock-based compensation	0.8%	1.4%	1.0%	1.3%
Gain on litigation settlements, net	—%	(0.5)%	—%	(0.5)%
Equity in net income of Drug Source Co., LLC	(0.7)%	(0.7)%	(0.7)%	(0.8)%

Total operating expenses	20.7%	21.1%	22.1%	22.2%

Income from operations	26.4%	11.8%	24.4%	11.8%
Interest income	0.8%	0.9%	0.8%	0.6%
Interest expense	(0.3)%	(2.1)%	(0.5)%	(2.6)%

Income before income taxes	26.9%	10.6%	24.7%	9.8%
Provision for income taxes	11.9%	5.2%	10.9%	4.4%

Net income	15.0%	5.4%	13.8%	5.4%

     Three Months Ended September 30, 2002 and 2001
The generic pharmaceutical marketplace is characterized by additional competitors entering the market, for specific products, forcing existing sellers like ourselves to lower prices on these products to maintain market share. Generally, we select products for development that will give us higher returns, try to be innovative in the products we develop and strive to be the first to market to launch new products in order to capture market share and optimize growth. Our strategy has been to successfully launch a number of new abbreviated new drug applications (ANDA’s) each year to increase revenue and gross margin. As a result of this strategy, we received 13 product approvals in 2001 and 8 product approvals in the first nine months of 2002. The benefits of the strategy are reflected in our robust sales growth and increased gross margin.

Net sales. Net sales were $70.6 million and $49.3 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of $21.3 million, or 43.2%. Products launched since January 2002 provided over half of the additional sales. Several products launched in 2001 continued to strengthen in the three-month period ended September 30, 2002.

Cost of sales. Cost of sales were $37.3 million and $33.1 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of $4.2 million. This increase was primarily due to the increase in net sales in 2002. Cost of sales as a percentage of net sales decreased to 52.9% for the three months ended September 30, 2002 from 67.1% for the same period in 2001. The decrease in percentage was driven primarily by higher margin products that we introduced in 2002 and 2001.

Gross margin.  Gross margin as a percent of net sales was 47.1% and 32.9% for the three months ended September 30, 2002 and 2001 respectively. The increase in gross margin percent was primarily due to our launch of new higher priced, higher gross margin products.

Research and development. Research and development costs were $2.7 million both for the three months ended September 30, 2002 and 2001. Decreased spending for raw materials was offset by increased spending for personnel expenses and outside testing.

We anticipate research and development expenses to exceed 2001 expenses as a result of higher cost raw materials associated with the specific products being developed.

Selling, general and administrative. Selling, general and administrative expenses were $11.8 million and $7.6 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of $4.2 million. As a percent of net sales, selling general and administrative expenses increased just slightly to 16.8% from 15.4% for the three months ended September 30, 2002 and 2001. This increase was primarily due to increased salaries and related expenses due to headcount additions, increased legal expenses and other costs related to our status as a public company such as insurance, professional services and franchise tax expenses.

Stock-based compensation. Stock-based compensation was $0.6 million and $0.7 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $0.1 million. The reduction resulted from a 2001 stock option tranche being amortized at the lower second-year amortization rate (per FASB Interpretation #28), offset by the amortization of stock options granted in the fourth quarter of 2001.

Litigation settlements. There were no litigation settlements for the three months ended September 30, 2002, as compared with a gain on litigation settlements of $0.3 million for the three months ended September 30, 2001. Under the terms of a 2000 legal settlement, we were entitled to receive a series of payments, which began in March 2000 and concluded in 2001. All payments due to us under this settlement agreement were received during 2001 and 2000.

Equity in Drug Source Co., LLC. In June 2000, a limited liability company, Drug Source Co., LLC, was formed to engage in the business of selling raw materials to the pharmaceutical industry. We own 50% of Drug Source Co., LLC, and account for this interest on the equity method from which income of $0.5 million for the three months ended September 30, 2002 was recognized compared to income of $0.3 for the three months ended September 30, 2001.

Interest income. Interest income was $0.5 million for the three months ended September 30, 2002 and 2001, representing no change. An increase in interest earned on the cash proceeds from our initial public offering was offset by a decrease in the interest earned from our intercompany balance with American BioScience. The decrease in interest earned from American BioScience was a consequence of lower interest rates.

Interest expense. Interest expense was $0.2 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $0.8 million. This decrease was primarily due to the absence of bank debt, for which there was $0.5 million of interest expense for the three months ended September 30, 2001. Our bank debt was retired in December 2001 with proceeds from our initial public offering. The imputed interest expense related to the amounts due to VivoRx also declined by $0.3 million as a result of scheduled payments made by American BioScience in accordance with the related settlement agreement.

Provision for income taxes. Provision for income taxes was $8.4 million and $2.6 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of $5.8 million due to higher pretax income. Our effective income tax rates were 44.3% and 49.1% for the three months ended September 30, 2002 and 2001, respectively. The notably higher 2001 effective tax rate was primarily due to the higher ratio of non-deductible stock-based compensation expense to pre-tax income.

     Nine Months Ended September 30, 2002 and 2001
The generic pharmaceutical marketplace, like other generic markets, is characterized by additional competitors entering the market, forcing existing sellers like ourselves to lower prices to maintain market share. Generally, we select products for development that will give us higher returns, try to be innovative in the products we develop and strive to be the first to market to launch new products in order to capture market share and optimize growth. Our strategy has been to successfully launch a number of new ANDA’s each year to increase revenue and gross margin. As a result of our strategy, we received 13 product approvals in 2001 and 8 product approvals in the first nine months of 2002. The benefits of the strategy are reflected in our robust sales growth and increased gross margin.

Net sales. Net sales were $193.5 million and $136.4 million for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $57.1 million, or 41.9%. Products launched in 2002 and 2001 represented 70% of the increased sales; 25% from 2001 product introductions and 45% came from 2002 product introductions. The balance of the increased sales came from a variety of sources, including a certain critical care product showing increased demand due to a competitor’s inability to supply. These increases were offset by price erosion, typical at this point in the product cycle of certain of our oncology products.  In addition, net sales for the nine months ended September 30, 2001 were reduced by $1.8 million for common stock earned by Premier Purchasing Partners. No common stock was earned by Premier for the nine months ended September 30, 2002.

Cost of sales. Cost of sales were $103.5 million and $90.0 million for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $13.5 million. This increase was primarily due to the increase in net sales in 2002. Cost of sales as a percentage of net sales decreased to 53.5% for the nine months ended September 30, 2002 from 66.0% for the same period in 2001. The decrease in percentage was driven primarily by the higher margin products introduced in 2002 and 2001.

Gross margin. Gross margin as a percent of net sales was 46.5% and 34.0% for the nine months ended September 30, 2002. The increase in gross margin percent was primarily due to our launch of new higher priced, higher gross margin products.

Research and development. Research and development costs were $10.4 million and $8.6 million for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $1.8 million. This increase was primarily the result of the timing of the use of raw materials in research and development activities, the cost of validation and stability procedures and lab supplies required in research and development activities.

We anticipate research and development expenses to continue to increase from 2001 amounts as a result of higher raw material costs associated with the specific products being developed.

Selling, general and administrative. Selling, general and administrative expenses were $31.7 million and $21.7 million for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $10.0 million. However, as a percent of sales, the expenses only increased to 16.4% from 15.9% for the nine months ended September 30, 2002 and 2001. This increase was primarily due to increased salaries and related expenses due to headcount additions and increased legal expenses and other costs related to our status as a public company such as insurance, professional services and franchise tax expenses.

Stock-based compensation. Stock-based compensation was $2.0 million and $1.7 million for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $0.3 million. This increase was the result of stock options granted throughout 2001, being amortized in 2002, for which the exercise price was less than the estimated fair value of our common stock on the grant date.

Litigation settlements. There were no litigation settlements for the nine months ended September 30, 2002, as compared with a gain on litigation settlements of $0.8 million for the nine months ended September 30, 2001. Under the terms of a 2000 legal settlement, we were entitled to receive a series of payments, which began in March 2000 and concluded in 2001. All payments due to us under this settlement agreement were received during 2001 and 2000.

Equity in Drug Source Co., LLC. In June 2000, a limited liability company, Drug Source Co., LLC, was formed to engage in the business of selling raw materials to the pharmaceutical industry. We own 50% of Drug Source Co., LLC, and account for this interest on the equity method from which income of $1.3 million for the nine months ended September 30, 2002 was recognized compared to income of $1.1 for the nine months ended September 30, 2001.

Interest income. Interest income was $1.6 million and $0.8 million for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $0.8 million. This increase was primarily the result of interest earned on the cash proceeds from our initial public offering.

Interest expense. Interest expense was $0.9 million and $3.5 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $2.6 million. This decrease was primarily due to the absence of bank debt, for which there was $1.6 million of interest expense for the nine months ended September 30, 2001. Our bank debt was retired in December 2001 with proceeds from our initial public offering. The imputed interest expense related to the amounts due to VivoRx also declined as a result of scheduled payments made by American BioScience in accordance with the related settlement agreement.

Provision for income taxes. Provision for income taxes was $21.2 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of $15.1 million due to higher pretax income. Our effective income tax rates were 44.2% and 45.4% for the nine months ended September 30, 2002 and 2001, respectively.

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

Stock-based compensation

Stock-based compensation relates to research and development costs and selling, general and administrative expenses.  Stock-based compensation represents the difference between the exercise price of options granted and the deemed fair value of our common stock on the grant date in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize stock-based compensation over the option vesting period, typically four years, on an accelerated basis using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28.

We have recorded deferred stock-based compensation related to unvested options granted to employees and outside directors. Based upon the number of unvested options outstanding as of September 30, 2002, we expect to amortize approximately $2.5 million of deferred stock-based compensation in future periods as follows: $0.5 million for the remainder of 2002; $1.3 million in 2003; $0.6 million in 2004; and $0.1 million in 2005. We anticipate that the exercise price of substantially all stock options granted on an ongoing basis will be at the reported market price of our common stock and, therefore, no significant deferred stock-based compensation will result from these option grants.

Liquidity and Capital Resources

Net cash used in operating activities was $29.7 million for the nine months ended September 30, 2002 as compared to $4.3 million of cash provided for the comparable period of 2001. The primary use of cash for the nine months ended September 30, 2002 was the $60.0 million payment to American BioScience in accordance with the terms of the ABI-007 license agreement, as further discussed below. For the nine months ended September 30, 2002 and 2001, operating cash flows were impacted by the increase in net income and changes in working capital, mainly in inventory, accounts payable and accrued expenses.

Net cash used in investing activities was $13.7 million for the nine months ended September 30, 2002 as compared to $6.1 million for the comparable period of 2001. Our investing activities have primarily consisted of capital expenditures for new manufacturing equipment and, in 2002, licensing fees and costs related to the ongoing implementation of a new enterprise resource planning business system application.

Net cash used in financing activities was $16.3 million for the nine months ended September 30, 2002 as compared to $1.3 million of cash provided for the comparable period of 2001. Our financing activities in 2002 primarily included net proceeds received from the sale of common stock of $20.1 million, which was a result of the underwriters of our December 14, 2001 initial public offering exercising an over-allotment option on January 10, 2002. This increase was offset by the repurchase of our common stock for $36.3 million in July and August 2002, including fees. Our financing activities in 2001 included net borrowings on our revolving line of credit of $17.9 million. This was offset by an increase in amounts due from American BioScience of $13.8 million and payments of long-term debt of $2.9 million.

In December 2001, we entered into a credit agreement with a syndicate of banks headed by the Canadian Imperial Bank of Commerce (CIBC). The CIBC agreement includes a $50.0 million revolving line of credit and a $25.0 million term loan. The credit facility is secured by substantially all of our assets, is guaranteed by each of our subsidiaries and contains various operating and financial covenants. The revolving credit facility has a term of five years and can be increased to $75.0 million at our request. The initial CIBC term loan balance of $25.0 million, the proceeds of which were used to repay our indebtedness under a former credit facility, was repaid and permanently reduced with proceeds from our initial public offering. The revolving credit facility balance of $12.7 million was also paid in full with proceeds from our initial public offering. In connection with our repurchase of shares of our common stock we agreed with CIBC to amend our revolving credit facility to temporarily reduce our available credit to $30.0 million until January 29, 2003.  The CIBC credit facility expires in 2006. There were no outstanding balances due under the CIBC credit facility at September 30, 2002.

As of September 30, 2002, we were jointly and severally liable with American BioScience for payments due to VivoRx pursuant to a litigation settlement requiring $12.0 million to be paid prior to February 26, 2003. Under the terms of an agreement between American BioScience and us, American BioScience has agreed to pay this obligation in full. If American BioScience fails or is unable to pay the remaining obligation of $12.0 million due on February 26, 2003, we will be liable for any amounts that remain unpaid, which could adversely affect our financial condition. American BioScience agreed in July 2001 that if it fails to timely make any of the settlement payments due to VivoRx, American BioScience will surrender shares of our common stock to us having a fair market value of 120% of the unpaid amount.

In November 2001, we entered into a license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABI-007 in North America, and which provided for initial license payments of $60 million in January 2002. This license is perpetual. American BioScience also entered into a manufacturing agreement with us that grants us exclusive manufacturing rights for a three-year period. American BioScience is responsible for substantially all costs associated with the development of ABI-007, except that we agreed to manufacture up to $2.0 million of ABI-007 for use in clinical trials. The cost of the clinical product was charged to research and development expense in the year ended December 31, 2001. We are also required to make milestone payments of up to (a) $60.0 million for indications relating to breast, ovarian and lung cancers and (b) $32.5 million for indications relating to prostate cancer and other indications as agreed upon between American BioScience and us. We also may be required to make additional milestone payments, up to an aggregate of $110.0 million, based upon the achievement of particular annual sales levels. Profits from sales of ABI-007 will be shared equally between us and American BioScience after deducting costs of goods sold, selling expenses and other appropriate deductions. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

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

On July 29, 2002, we repurchased all shares of our common stock held by Premier Purchasing Partners, totaling 2,914,593 shares for $29,758,000 in cash. In addition, on August 28, 2002, we repurchased 452,284 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6,000,000 in cash pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002. These repurchases were funded through our internal cash resources and the shares are being retained as treasury stock. We may purchase additional shares of our common stock under the stock repurchase program for up to $200,000.

On July 31, 2002, 421 participants in our employee stock purchase plan elected to purchase 37,598 shares of our common stock at $10.20 per share. The purchase price of the stock was established at the inception of the plan to be 85% of the lower of the fair market value per share of our common stock on the date the offer period begins or the exercise date. In our initial purchase period, the offer period began on December 14, 2001 and ended on July 31, 2002, the exercise date.

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

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days of the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 14, 2001, we completed our initial public offering of 9,000,000 shares of common stock at a public offering price of $16.00 per share and realized an aggregate-offering price of $144.0 million. We received net proceeds of $133.9 million. These proceeds are net of $10.1 million in underwriting discounts and commissions. Of the net proceeds, we used $37.7 million to repay in full and terminate our term loan and to repay amounts outstanding under the revolving credit facility with CIBC. In addition, expenses of $2.9 million relating to the issuance and distribution of the securities sold were incurred.

On January 10, 2002, the underwriters for our initial public offering exercised in full their option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share in order to cover over-allotments. As a result of this exercise, we received proceeds of $20,088,000. This is net of underwriting discounts and commissions of $1,512,000.

For the nine months ended September 30, 2002, $55.0 million of the net proceeds from our initial public offering, along with $5.0 million of cash generated from operations, for a total of $60.0 million paid in January, 2002, was used to acquire the ABI-007 license, and $9.0 million of the net proceeds was used for general corporate purposes. Under the ABI-007 license agreement, we acquired the exclusive rights to market and sell ABI-007 in North America. On July 29, 2002, $14.9 million of the net proceeds from our initial public offering (along with $14.9 million of cash generated from our operations, for a total of $29.8 million) were used to repurchase shares from Premier Purchasing Partners.

We intend to use the remaining net proceeds for general corporate purposes, including working capital, capital expenditures, and potential acquisitions and licensing opportunities. At this time, we do not have any commitments or agreements with respect to any material acquisition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	10.15	(1)	Stock Purchase Agreement between the Company and Premier Purchasing Partners, L.P. dated July 26, 2002.

	10.16		Stock Purchase Agreement dated August 28, 2002 between the Company and Biotechnology Development Fund, LP, a Delaware limited partnership.

	10.17		Compensation Protection Agreement, dated as of August 19, 2002, between the Company and Nicole S. Williams.

	99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on July 29, 2002 to report that the Company had entered into a Stock Purchase Agreement with Premier Purchasing Partners, Inc. to repurchase 2,914,593 shares of its common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

By:	/s/ PATRICK SOON-SHIONG

Patrick Soon-Shiong, M.D. Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ NICOLE S. WILLIAMS

Nicole S. Williams Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2002

CERTIFICATION

I, Patrick Soon-Shiong, certify that:

1.	I have reviewed this quarterly report on Form10-Q of American Pharmaceutical Partners, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ PATRICK SOON-SHIONG

Patrick Soon-Shiong, M.D. Chief Executive Officer

CERTIFICATION

I, Nicole Williams, certify that:

1.	I have reviewed this quarterly report on Form10-Q of American Pharmaceutical Partners, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ NICOLE S. WILLIAMS

Nicole S. Williams Chief Financial Officer