Form 10-K
period 2002-12-31
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2003-03-25
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From             To

Commission File Number 0-31781

American Pharmaceutical Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of Incorporation)	(I.R.S. Employer Identification No.)
1101 Perimeter Drive, Suite 300	(847) 969-2700
Schaumburg, IL 60173-5837
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $214.8 million based on a closing price of $12.36 per share of common stock as reported on Nasdaq on such date.

Indicate by check mark whether the registrant is an accelerated filer (as determined by Exchange Act 12b-2). Yes ☒    No ☐

As of March 19, 2003, the Registrant had 46,027,835 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of this report on Form 10-K.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

FORM 10-K

For the Year Ended December 31, 2002

PART I

Item 1.    Business

Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the impact of competitive products and pricing;

•	the availability and pricing of raw materials and components used in the manufacture of our pharmaceutical products;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the acceptance of and demand for our existing and new pharmaceutical products;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the actual results achieved in the ongoing and future clinical trials for ABI-007;

•	the timing of the completion of the ongoing and future clinical trials for ABI-007;

•	the timing of and costs associated with the expected launch of ABI-007;

•	licenses or acquisitions; and

•	relationships and agreements with other parties.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2003.

Overview

We are a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We currently market and manufacture over 130 generic injectable pharmaceutical products in more than 350 dosages and formulations. Our primary focus is in the oncology, anti-infective and critical care markets, and we believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

Our products are generally used in hospitals, long-term care facilities, alternate care sites, and clinics. Unlike the retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations (“GPOs”) or specialty distributors who distribute products within a particular end-use market, such as oncology clinics. GPOs enter into collective purchasing agreements with pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their members.

In November 2001, we obtained the exclusive North American rights to manufacture and sell ABI-007, a proprietary injectable oncology product that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol, one of the world’s top selling cancer drugs. Enrollment for an ABI-007 multi-center Phase III clinical trial for the treatment of metastatic breast cancer, or breast cancer that has spread to other parts of the body, has been completed and data from the study is currently being compiled. In January 2003, the U.S. Food and Drug Administration (“FDA”) granted Fast Track status to ABI-007 for metastatic breast cancer. Fast Track designation is intended to expedite product development by providing for scheduled meetings to seek FDA input into development plans, the option of submitting a New Drug Application (“NDA”) in sections rather than all components of the NDA simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. The FDA uses the Fast Track designation for review of new drugs that are intended to treat serious or life threatening conditions that demonstrate the potential to address unmet medical needs.

In June 1998, we acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business for approximately $72.5 million, of which American BioScience funded $20.0 million in cash and issued $22.5 million of its preferred stock. In exchange for this contribution, we issued shares of our preferred stock to American BioScience with a value equal to its contribution. In this transaction, we acquired substantially all of our current facilities, including our manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were pending with or approved by the FDA.

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. We are a majority owned subsidiary of American BioScience, Inc. (“ABI”), a California corporation. At December 31, 2002, American BioScience, Inc. owned 31,989,440 shares, or 68.2%, of our outstanding common stock.

Our Strategy

Our goal is to become an industry leader in the development, manufacture, sale and distribution of injectable pharmaceutical products. The key elements of our strategy include:

•	Continue to focus on higher-margin opportunities. We believe there continues to be significant opportunities for growth driven by an increasing number of patent expirations for proprietary injectable pharmaceutical products. We will continue to target products where additional generic competition is likely to be limited because of complexities in product development, the need for specialized manufacturing capabilities and the need for raw materials that are difficult to obtain. In particular, we will continue to focus on product opportunities in the oncology, anti-infective and critical care markets, where we can utilize our manufacturing, development and regulatory skills.

•

Continue to focus on customer relationships.    We will continue to focus on maintaining strong relationships with the leading GPOs and specialty distributors in the United States. Much of our growth to date has resulted from increased penetration of our existing products into hospitals that are members of the largest GPOs. We are also aggressively targeting alternate care sites and pharmaceutical wholesale companies specializing in a particular therapeutic category. These relationships are key to ensuring a market for the products we develop and thus enable us to invest aggressively in new product development.

•	Pursue proprietary pharmaceutical product opportunities in our focus therapeutic areas. We intend to acquire or license rights to proprietary injectable pharmaceutical products in our focus therapeutic areas, allowing us to enhance our market presence and visibility, as well as our revenue growth and profitability. We intend to take advantage of our manufacturing and marketing resources in oncology, anti-infectives and critical care by entering into development and marketing collaborations with companies that are developing proprietary products.

•	Complement internal growth with strategic acquisitions. We believe opportunities exist for us to enhance our competitive position by acquiring companies with complementary products and technologies. We also intend to invest in or acquire additional manufacturing capacity to meet projected increased demand for our current and future products.

Our Products

Injectable Oncology Products

We presently manufacture and market 13 injectable oncology products in 34 dosages and formulations. According to IMS Health, Inc., (“IMS”) a market research firm, during 2002 we were the market leader for five of these products in terms of units sold in the United States, selling more units than the innovator and all generic competitors. Our injectable oncology products generated net sales of $61.2 million in 2002, representing 22% of total net sales for that year.

Our oncology products include:

Pamidronate.    Pamidronate disodium is a bone-resorption inhibitor used to treat hypercalcemia associated with a malignancy, with or without bone metastates, and Paget’s disease. Pamidronate disodium is the generic equivalent of Novartis Pharmaceuticals’ Aredia®. We launched the liquid formulation of this product in May 2002 and offer the product in a unique plastic vial. IMS data indicates that we were the liquid Pamidronate market leader in 2002.

Mesna.    Mesna is used to treat the side effects associated with, and is sold with various drugs, including the chemotherapy drug ifosfamide. Bristol-Myers originally marketed mesna under the brand name Mesnex. We were the first to market a generic version of mesna and currently are one of only two generic companies with FDA approval for the product. We launched this product in May 2001.

Cisplatin.    Cisplatin is a chemotherapy agent used alone or in combination with other agents to treat metastatic testicular or ovarian cancer, Hodgkin’s disease, non-Hodgkin’s lymphoma, brain tumors, cancer of the nervous system and head, neck, bone, cervical, lung and bladder cancer. Bristol-Myers originally marketed cisplatin under the brand name Platinol. Together with several other companies, we prevailed in a lawsuit invalidating Bristol-Myers Squibb patent covering this product in October 1999 and the FDA granted us 180 days of market exclusivity when we launched cisplatin in November 1999. We are currently one of five producers of cisplatin competing for market share. According to IMS, we were the market leader for cisplatin in terms of units sold in 2002.

Ifosfamide.    Ifosfamide is a chemotherapy drug used alone, or in combination with mesna, to treat germ cell testicular cancer. We offer the only individually packaged generic ifosfamide; others make the product available only in prepackaged kits containing mesna and ifosfamide. Additionally, our powdered form eliminates the need for refrigerated storage as required by the generic ifosfamide/mesna kit packaging. After receiving May 2002 FDA approval and 180-day exclusivity, we launched ifosfamide in July 2002. IMS data indicates that we attained an 80% share of the ifosfamide market in 2002.

Injectable Anti-Infective Products

We manufacture and market 12 injectable anti-infective products. According to IMS, we were the United States market leader for four injectable anti-infective products in terms of units sold during 2002. Our injectable anti-infective products generated net sales of $74.1 million in 2002, representing 27% of our total net sales for that year.

We believe we offer one of the most comprehensive portfolios of injectable anti-infective products, including six different classes of antibiotics. We are the only generic pharmaceutical company that owns and operates a dedicated manufacturing facility in the United States for cephalosporins. We currently are the only generic competitor offering first-generation, second-generation and third generation generic cephalosporins. The FDA requires dedicated facilities for the manufacture of cephalosporins. According to IMS, the markets for second and third generation cephalosporins were approximately $100 million and $700 million, respectively, in 2002.

Our anti-infective products include:

Vancomycin.    Vancomycin is an antibiotic used to treat some types of Staph, Strep or other infections, particularly in patients who are allergic to penicillins or cephalosporins. Eli Lilly originally marketed vancomycin under the brand name Vancocin HCL. We currently are one of four competitors for injectable vancomycin. We are the only generic competitor to offer a 10-gram formulation of this antibiotic. According to IMS, we sold the second largest number of units of vancomycin in 2002.

Doxycycline.    Doxycycline is an antibiotic used to treat anthrax, Rocky Mountain Spotted Fever, typhus and mycoplasma pneumonia. Pfizer, Inc. originally marketed doxycycline under the brand name Vibramycin. We currently are the market leader. IMS data indicates that we manufactured and distributed over three-quarters of the injectable doxycycline sold in North America in 2002.

Cefotaxime.    Cefotaxime is a broad spectrum antibiotic in the third-generation cephalosporin class of antibiotics. It is used to treat intra-abdominal infections such as peritonitis, central nervous system infections including meningitis, lower respiratory tract, genitourinary, and gynecological infections, bacteremia and septicemia, and infections of the skin, bone and joints. Abbott Laboratories licenses the marketing rights from the innovator under the brand name Claforan. We initially introduced cefotaxime on a limited basis in September 2001, and conducted a full launch of the product in February 2002. We believe that we are the only manufacturer and marketer of generic cefotaxime in the United States.

Gentamicin.    Gentamicin is an antibiotic used to treat endocarditis, septicemia and bacterial, bone, respiratory tract, soft tissue, urinary tract and other infections. Schering-Plough originally marketed gentamicin under the brand name Garamycin. We currently are one of six competitors for gentamicin. According to IMS, we sold the second largest number of units of injectable gentamicin during 2002.

Injectable Critical Care Products

We manufacture and market 66 injectable critical care products. According to IMS, we were the United States market leader for six injectable critical care products in terms of units sold in 2002. Our injectable critical care products generated net sales of $135.4 million in 2002, representing 49% of total net sales for that year.

Our critical care products include:

Heparin.    Injectable heparin is a blood thinner used to prevent and treat blood clotting, especially in patients during and after surgery. We manufacture one of the most comprehensive lines of injectable heparin. We currently are one of 10 competitors for injectable heparin. According to IMS, we sold the second largest number of units of injectable heparin during 2002.

Oxytocin.    Oxytocin is used to induce labor at term and control postpartum bleeding. Wyeth-Ayerst originally marketed oxytocin under the brand name Pitocin. We are currently the only manufacturer of generic oxytocin. According to IMS, we were the market leader for oxytocin in terms of units sold in 2002, with over 90% share.

Haloperidol Lactate.    Haloperidol is an antipsychotic agent used to treat psychoses, Tourette’s Syndrome and severe behavioral problems in children. Ortho-McNeil Pharmaceuticals originally marketed haloperidol lactate under the brand name Haldol lactate. We were the first to market a generic haloperidol lactate product and IMS data indicates we were the generic market share leader in 2002.

Generic Injectable Pharmaceuticals Under Development

Since our acquisition of the Fujisawa generic business in 1998, which included seven abbreviated new drug applications, or ANDAs, that were pending with the FDA, we have filed a total of 38 ANDAs for injectable product candidates with the FDA and received a total of 36 new generic product approvals, We received 13 ANDA approvals during 2002 and had an additional 14 ANDAs pending with the FDA on December 31, 2002. We have over 50 product candidates under development, spread evenly across our oncology, anti-infective and critical care product categories.

Proprietary Injectable Product

ABI-007, a proprietary injectable oncology product candidate

We have licensed ABI-007, a patented formulation of paclitaxel, from American BioScience, Inc. Paclitaxel is the active ingredient in Taxol®, one of the world’s largest selling cancer drugs marketed by Bristol-Myers. Patient enrollment for a multi-center Phase III clinical trial for ABI-007 for the treatment of metastatic breast cancer has recently been completed by American BioScience and data from the trial is currently being compiled.

Many oncology drugs, including paclitaxel, are water insoluble and thus often require toxic solvents to formulate the drugs for injection. Taxol and its generic equivalents contain the toxic solvent Cremophore. The toxicity of Cremophore limits the dose of Taxol that can be administered, potentially limiting the efficacy of the drug. Furthermore, patients receiving Taxol require pre-medication with steroids to prevent the toxic side effects associated with Cremophore and, in some cases, require a growth factor such as G-CSF to overcome low white blood cell levels resulting from chemotherapy. The FDA-approved dose of Taxol is 135-175 mg/m2, administered over three to 24 hours using specialized intravenous tubing. Despite the difficulties associated with administration and serious dose-limiting toxicities, it is estimated that the U.S. taxane market was approximately $1.0 billion in size in 2002.

ABI-007 utilizes a proprietary, patented nanoparticle drug delivery technology to encapsulate paclitaxel  in albumin, a human protein found in blood. Because ABI-007 is not formulated with Cremophore, we believe ABI-007 provides several advantages over Taxol and its generic equivalents, including:

•	avoiding the need for steroid pre-medication

•	reducing or eliminating the need for G-CSF support

•	allowing for more rapid infusion without the need for specialized intravenous tubing

Data from three Phase I studies to determine the maximum tolerated dose of ABI-007 demonstrated that ABI-007 can be tolerated at much higher doses than Taxol without the need for steroid pre-medication.

Results from two multi-center Phase II studies comparing the safety and efficacy of two doses of ABI-007 given as mono-therapy in 106 patients with metastatic breast cancer have been completed. The studies evaluated doses of 175 mg/m2 in 43 patients and 300 mg/m2 in 63 patients, administered once every three weeks without steroid pre-medication or growth factor (G-CSF) support.

Results of the Phase II studies demonstrate that ABI-007 is apparently well tolerated at high doses of 300 mg/m2, administered over 30 minutes without the need for steroid pre-medication and G-CSF support (the FDA-approved dose of Cremophore-based formulation such as TAXOL is 135-175 mg/m2). At the 300 mg/m2 dose, ABI-007 was very active in metastatic breast cancer with an 88% first-line response rate and a 61% overall response rate (defined as complete disappearance or greater than 50% shrinkage of the tumor mass). In addition, patients who had prior taxane exposure had a 22% response rate to ABI-007 and one patient with taxane resistance exhibited a complete response. When given at the dose equivalent to the current FDA approved dose for Cremophore-based formulations, 175 mg/m2, ABI-007 showed a 50% first-line response rate and a 51% overall response rate. At that dose, it was shown that ABI-007 could be given without steroids. No evidence of severe neuropathy was reported.

Patient enrollment for a Phase III clinical trial evaluating ABI-007, in patients with metastatic breast cancer was recently completed by American BioScience. This randomized controlled Phase III clinical trial was designed to compare the safety and efficacy of 260 mg/m2 of ABI-007 to 175 mg/m2 of TAXOL® administered every three weeks in patients with metastatic breast cancer. In this trial, ABI-007 was infused over 30 minutes without steroid pretreatment at a higher dose than TAXOL, which requires steroid therapy and infusion over three hours. A total of 460 patients with first and second line metastatic breast cancer were enrolled in this multi-center trial. As a result of an independent Data Monitoring Committee conclusion that the clinical trial sample size used in this Phase III clinical trial would not need to be augmented to achieve the intended endpoints of the trial, enrollment has been completed.

In January 2003, the FDA granted a Fast Track designation for ABI-007 for metastatic breast cancer. Fast Track designation is intended to expedite product development by providing for scheduled meetings to seek FDA input into the development plans, the option of submitting a New Drug Application in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. Fast Track designation is intended for a product and a claim that addresses an unmet medical need. We expect that American BioScience will begin filing the NDA for a metastatic breast cancer indication in the 2003 second quarter pursuant to the Fast Track designation which allows a phased submission.

In addition to the aforementioned Phase III clinical trial, a Phase II trial by American BioScience is in progress to explore a weekly dosing regimen of ABI-007 in patients with metastatic breast cancer in which taxane therapy has failed, and additional studies are underway to study ABI-007 in other solid tumor cancers.

We have secured the North American marketing and manufacturing rights for ABI-007 from American BioScience, Inc., which is responsible for conducting the clinical studies of ABI-007.

In November 2001, we signed a perpetual license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABI-007 in North America for indications relating to breast, lung, ovarian and prostrate cancers and other cancers, and have paid the up-front licensing fees under that agreement. American BioScience is responsible for substantially all costs associated with the development of ABI-007, except that we provided $2.0 million of ABI-007 in 2001 for use in clinical trials. The cost of the clinical product was charged to research and development expense in 2001.

We are required to make payments to ABI in association with certain regulatory milestones. With respect to the first potential ABI-007 indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an ABI-007 NDA, meaning that the FDA has found the NDA complete on its face in all respects. Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay ABI an additional $15.0 million. Other ABI-007 indications under study, including lung, ovarian and prostate cancers, trigger further payments to ABI, similarly tied to regulatory achievements, only once ABI-007 has received NDA approval related to a breast cancer indication. Such payments generally total $17.5 million per agreed indication. APP has the option not to make one or more of the milestone payments tied to indications if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABI-007 and upon achievement of major annual ABI-007 sales milestones, we would be required to make additional one-time payments which, in the aggregate, could total $110.0 million should annual ABI-007 sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year sales in excess of $200.0 million by ABI-007.

Future profit from any ABI-007 sales and licenses in North America would be shared equally between APP and American BioScience. Under the license agreement, profit equates to net sales reduced by cost of goods sold, selling expenses (including pre-launch expenses and sales force costs) and an appropriate allocation of general and administrative expenses incurred in support of ABI-007. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

In November 2001, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABI-007 for American BioScience and its licensees for sales outside North America during the term of the agreement. Under this agreement, we have the exclusive right to manufacture ABI-007 for sales in North America for a period of three years and the non-exclusive right to manufacture ABI-007 for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

Research and Development

We have approximately 70 employees dedicated to product development, including more than 21 employees with Ph.D.s, who have expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery. We operate a research and development facility in an owned building of approximately 140,000 square feet in Melrose Park, Illinois. The Melrose Park facility is currently undergoing a major renovation, reconfiguration and expansion to enhance our development capabilities. We have made, and will continue to make, substantial investment in research and development. Research and development costs for the fiscal year ended December 31, 2002 totaled $14.5 million.

When developing new products, we consider a variety of factors, including:

•	high barriers to entry

•	potential pricing and gross margins

•	existing and potential market size

•	patent expiration date

•	our manufacturing capabilities and access to raw materials

•	potential development and competitive challenges

•	whether these products complement our existing products and the opportunity to leverage these products with the development of additional products

Sales and Marketing

We employ a sales force comprised of 39 field sales and national accounts professionals, supported by our customer service and sales support groups. Our representatives typically have substantial injectable pharmaceutical sales experience in the same geographical location.

We sell our products primarily to hospitals, long-term care facilities, alternate care sites, clinics and doctors who administer injectable products in their offices. Many purchases by these buyers are made through arrangements with GPOs, which negotiate collective purchasing agreements on behalf of their members, or through specialty distributors, which specialize in particular therapeutic categories such as oncology. We have relationships with all of the major GPOs in the United States, which we believe collectively account for over 95% of all hospital-based pharmaceutical purchases in the United States. We also have relationships with a number of specialty distributors. Through these relationships, we believe we have access to nearly 100% of the buyers of injectable products in the United States.

We currently derive, and expect to continue to derive, a large percentage of our revenue from customers that have relationships with a small number of GPOs. Currently, less than ten GPOs control a large majority of sales to hospital customers. We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, Consorta, Inc., MedAssets Inc., Novation, LLC, Owen Healthcare, Inc., PACT, LLC and Premier Purchasing Partners, LP. In order to maintain these relationships, we believe we need to be reliable in terms of supply, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Most of our GPO agreements may be terminated on 60 to 90 days’ notice.

Our international sales, outside the U.S. and Canada, are approximately 1% of our total net sales.

Competition

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), Sicor Inc. and Mayne Pharma (Faulding Pharmaceuticals). We have experienced additional competition from brand name competitors that have entered the generic pharmaceutical industry by creating generic subsidiaries, purchasing generic companies or licensing their products prior to or as their patents expire. Many pharmaceutical companies are developing, or have developed and are marketing, alternative formulations of paclitaxel, generic versions of Taxol and other cancer therapies that may compete directly or indirectly with ABI-007.

Revenue and gross profit derived from sales of generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic pharmaceuticals manufacturer to receive regulatory approval for generic versions of these products is generally able to achieve significant market penetration and higher margins. As competing generic manufacturers receive regulatory approvals on similar products, market share, revenue and gross profit typically decline. The level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is normally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches. We continue to develop and introduce new products in a timely and cost-effective manner and identify niche products with significant barriers to entry in order to maintain our revenue and gross margins.

Regulatory Considerations

Proprietary and generic prescription pharmaceutical products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the Federal Food Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in foreign countries. FDA approval is required before any dosage form of any drug, including a generic equivalent of a previously approved drug, can be marketed in the United States. All applications for FDA approval must contain information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

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

New Drug Approval

The process required by the FDA before a new drug may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing

•	submission of an investigational new drug application, or IND, which must become effective before trials may begin

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product’s intended use

•	submission to and approval by the FDA of an NDA

Clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

•	Phase I during which the drug is introduced into healthy human subjects or, on occasion, patients, and generally is tested for safety, stability, dose tolerance and metabolism

•	Phase II during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted diseases, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks

•	Phase III during which the clinical trial is expanded to a more diverse patient group in geographically dispersed trial sites to further evaluate clinical efficacy, optimal dosage and safety

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

In instances where a product or claim address an unmet medical need, the FDA can grant the product Fast Track status. Fast Track designation is intended to expedite product development by providing for scheduled meetings to seek FDA input into the development plans, the option of submitting a New Drug Application in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints.

Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Manufacturing

Our manufacturing facilities are located in Melrose Park, Illinois and Grand Island, New York. These facilities, which include dedicated cephalosporin powder filling, liquid filling line and oncolytic manufacturing suites, have in the aggregate approximately 282,000 square feet of manufacturing, packaging, laboratory, office and warehouse space.

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

We are required to comply with the applicable FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practice, or GMP, regulations. GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Our manufacturing facilities must meet GMP requirements to permit us to manufacture our products. We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration and other authorities to assess our compliance with applicable regulations.

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

Raw Materials

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are currently available only from a limited number of sources. Additionally, our regulatory approvals for each particular product denote the raw materials and components, and the suppliers for such materials, we may use for that product. Even when more than one supplier exists, we may elect to list, and in some cases have only listed, one supplier in our applications with the FDA. Any change in, or addition of, a supplier not previously approved must then be submitted through a formal approval process with the FDA. From time to time, it is necessary to maintain increased levels of certain raw materials due to the anticipation of raw material shortages or future market opportunities.

Intellectual Property

Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties will materially affect our ability to make, use or sell any products. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our or our licensors’ products, product candidates or other technologies.

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. As of December 31, 2002, we owned three patents issued by the U.S. Patent and Trademark Office, and have additional patent applications pending, covering our products. In addition, ABI-007 is covered by at least six issued patents owned by American BioScience relating to composition of matter, method of use and method of preparation.

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

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. U.S. Patent Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. We could incur substantial costs and our management’s attention would be diverted if:

•	patent litigation is brought by third parties

•	we participate in patent suits brought against or initiated by our licensors

•	we initiate similar suits

•	we participate in an interference proceeding

In addition, we may not prevail in any of these actions or proceedings.

Employees

As of December 31, 2002, we had a total of 1,056 full-time employees, of which 70 were engaged in research and development, 206 were in quality assurance and quality control, 561 were in manufacturing, 62 were in sales and marketing and 157 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Environment

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our earnings or competitive position.

Available Information

Our internet address is www.appdrugs.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, are available free of charge on our website as soon as reasonably practical after they are electronically filed or furnished to the SEC. The information found on our website shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not be deemed filed under such Acts.

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

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), Sicor Inc. and Mayne Pharma (Faulding Pharmaceuticals). Smaller companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Many of these entities have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than us. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

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

•	failure to receive necessary regulatory approvals

•	difficulty or impossibility of manufacture on a large scale

•	prohibitive or uneconomical costs of marketing products

•	failure to be developed or commercialized prior to the successful marketing of similar or superior products by third parties

•	lack of acceptance by customers

•	infringement on the proprietary rights of third parties

•	grant of new patents for existing products may be granted, which could prevent the introduction of newly-developed products for additional periods of time

•	grant to another manufacturer by the FDA of a 180-day period of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as patents or other exclusivity periods for brand name products expire

The timely and continuous introduction of new products is critical to our business. Our financial condition will deteriorate if we are unable to successfully develop and commercialize new products.

If sales of our key products decline, our business may be adversely affected.

Our top ten products comprised approximately 57% of our 2002 net sales. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

•	lower prices offered on similar products by other manufacturers

•	substitute or alternative products or therapies

•	development by others of new pharmaceutical products or treatments that are more effective than our products

•	introduction of other generic equivalents or products which may be therapeutically interchanged with our products

•	interruptions in manufacturing or supply

•	changes in the prescribing practices of physicians

•	changes in third-party reimbursement practices

•	migration of key customers to other manufacturers or sellers

Any factor adversely affecting the sale of our key products may cause our revenues to decline.

If we or our suppliers are unable to comply with ongoing and changing regulatory standards, sales of our products could be delayed or prevented.

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of our products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA. Our business is also subject to regulation in foreign countries. Compliance with these regulations is costly and time-consuming.

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

Our products generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, insufficient or incomplete submissions to the FDA for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies which result in 180-day exclusivity period, and changes in regulatory policy during the period of product development or during the regulatory approval process. The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by us or by the FDA. Delays in obtaining regulatory approvals, the revocation of a prior approval, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

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

All of the products we make are sterile, injectable drugs. We also purchase some such products from other companies. The manufacture of these products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used, lost revenue, time and expense spent in investigating the cause, and, depending on the cause, similar losses with respect to other batches or products. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. To the extent we experience problems in the production of our pharmaceutical products, this may be detrimental to our business, operating results and reputation.

If we are unable to maintain our key customer arrangements, sales of our products and revenue would decline.

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

In connection with our agreement to license ABI-007 from American BioScience, we paid a substantial upfront licensing fee and have committed to make milestone payments and to split any profit on ABI-007. The inability to successfully develop and commercialize ABI-007 could cause us to lose some or all of the investment we have made to license this product candidate.

Patient enrollment in a multi-center Phase III clinical trial has recently been completed for ABI-007 for the treatment of metastatic breast cancer, or breast cancer that has spread to other parts of the body. American BioScience is responsible for conducting clinical trials and obtaining necessary regulatory approvals prior to commercialization of ABI-007. The amount and timing of resources American BioScience devotes to develop ABI-007 is not within our control. Additionally, any breach or termination of the ABI-007 license agreement could delay or stop the commercialization of ABI-007.

The results from pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	scheduling or other conflicts with participating clinicians and clinical institutions

•	slower than anticipated patient enrollment

•	difficulty in finding and retaining patients fitting the trial profile

•	adverse events occurring during the clinical trials

Clinical trials conducted for ABI-007 in indications of metastatic breast cancer may not demonstrate sufficient safety and efficacy to obtain the necessary regulatory approvals. Additionally, the potential success, or failure, of ABI-007 in trials for metastatic breast cancer may not be representative of the future viability of

ABI-007 with respect to other clinical indications. If the results of Phase III clinical trials are not satisfactory, American BioScience will need to conduct additional clinical trials or cease developing ABI-007. Even if regulatory approvals are obtained for, and we commercialize, ABI-007, we may not generate sales sufficient to recoup the investments made to license ABI-007. In anticipation of the potential launch of ABI-007, we will begin in late 2003 to significantly invest in and expand our sales force and manufacturing staff. We may not generate sales sufficient to recoup our incremental expenses. Further, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel, generic versions of Taxol and other cancer drugs and therapies, any of which may compete directly or indirectly with ABI-007 and which might adversely affect the commercial success of ABI-007.

Our strategy to license rights to or acquire and commercialize proprietary or specialty injectable products may not be successful, and we may never receive any return on our investment in these product candidates.

Because our research and development activities are not focused on the development of proprietary products, we intend to license rights to or acquire proprietary products from third parties. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire these products. We may not be able to license rights to or acquire these proprietary products on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, significant up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss. ABI-007 is the only proprietary pharmaceutical product that we have licensed to date.

A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

•	be found during clinical trials to be unsafe or ineffective

•	fail to receive necessary regulatory approvals

•	be difficult or uneconomical to produce in commercial quantities

•	be precluded from commercialization by proprietary rights of third parties

•	fail to achieve market acceptance

Our marketing strategy, distribution channels and levels of competition with respect to any licensed or acquired proprietary product may be different than those of our current products, and we may not be able to compete favorably in any new proprietary product category.

We may not be able to successfully manage our growth, which could harm our financial condition.

Our financial success is dependent in part on our ability to successfully manage our growth. We have had a history of rapid growth, and our operating results will depend on our ability to accurately forecast revenues and profit margins and keep expenses at appropriate levels, as well as on a number of external factors. A decline in the growth rate of our revenues without a corresponding and timely slowdown in expense growth could have an adverse impact on our business, results of operations, financial condition or cash flows.

We and some of our officers and directors, including our President and CEO, have potential conflicts of interest with respect to our past and ongoing relationships with American BioScience that we may not be able to resolve on terms favorable to us.

Conflicts of interest may arise between American BioScience and us in a number of areas relating to our past and ongoing relationships, including:

•	intellectual property matters, as well as licensing arrangements we have entered, or may enter, into with American BioScience

•	employee retention and recruiting

•	loans

•	payment of dividends

•	issuances of capital stock

•	election of directors

•	business opportunities that may be attractive to both American BioScience and us

Some of our officers and directors may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of American BioScience. Our President, Chief Executive Officer and Chairman of our Board of Directors, Patrick Soon-Shiong, M.D., is also the president, chief financial officer and a director of American BioScience. Dr. Soon-Shiong also beneficially owns over 80% of the outstanding capital stock of American BioScience. Derek J. Brown, our Co-Chief Operating Officer and a member of our Board of Directors, is also a director of American BioScience.

We expect to resolve potential conflicts of interest on a case-by-case basis, in the manner required by applicable law and customary business practices. We entered into an agreement with American BioScience in July 2001 under which we acknowledged and agreed that Dr. Soon-Shiong and Mr. Brown may devote time to the business of, receive remuneration from and present business opportunities to American BioScience and that American BioScience’s business and operations may compete with us. This agreement also requires that certain corporate opportunities that may become known to either Dr. Soon-Shiong or Mr. Brown be presented to either us or American BioScience depending upon the clinical status of the corporate opportunity. Generally, any corporate opportunity in late stage clinical development would be first available to APP. This agreement does not ensure the continued services of either Dr. Soon-Shiong or Mr. Brown. Resolutions of some potential conflicts of interest are subject to review and approval by our Board of Directors, and require, in some instances, approval by a majority of the independent and disinterested non-executive directors. We still may be unable, however, to resolve some potential conflicts of interest with American BioScience and Dr. Soon-Shiong and, even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party because of their controlling interest in our company. Nothing restricts American BioScience from competing with us, and American BioScience is not obligated to engage in any future business transactions with us or license any products it may develop in the future to us.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, our President and Chief Executive Officer, and Derek Brown and Jeffrey Yordon, our Co-Chief Operating Officers. We do not have employment agreements with any of these individuals, and the loss of the services of any one of them may significantly delay or prevent the achievement of our product development or business objectives. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so would significantly harm our business and reputation.

We depend on third parties to supply raw materials and other components and may not be able to obtain sufficient quantities of these materials, which will limit our ability to manufacture our products on a timely basis and harm our operating results.

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are available only from a limited number of sources. Additionally, our regulatory approvals for each particular product denote the raw materials and components, and the suppliers for such materials, we may use for that product. Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approval is necessary. In the past, we have experienced shortages in some of the raw materials and components we purchase. If our suppliers are unable to deliver sufficient quantities of these materials on a timely basis or we encounter difficulties in our relationships with these suppliers, the manufacture and sale of our products may be disrupted, and our business, operating results and reputation could be adversely affected.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products with conflicting patent rights have been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since products for which the patents are expiring is an area in which many companies which market generics focus their development efforts. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.

Future or existing patents issued to third parties may contain claims that conflict with our products. We are subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to our current products, products we may develop or products we may license. Litigation or interference proceedings could force us to:

•	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property

•	pay damages

•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of key management and technical personnel.

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

We may not be able to prevent third parties from infringing or using our intellectual property. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect this proprietary information, however, unauthorized parties may obtain and use information that we regard as proprietary. Other parties may independently develop similar know-how or may even obtain access to our technologies.

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

As part of our business strategy and growth plan, we plan to expand our international sales as we obtain regulatory approvals to market our products in foreign countries, including countries in the European Union and South America, as well as expand our purchases of raw materials and finished products overseas. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise harm our business. In addition, international operations are subject to risks, including:

•	regulatory requirements of differing nations

•	inadequate protection of intellectual property

•	difficulties and costs associated with complying with a wide variety of complex domestic and foreign laws and treaties

•	legal uncertainties regarding, and timing delays associated with, tariffs, export licenses and other trade barriers

•	increased difficulty in collecting delinquent or unpaid accounts

•	adverse tax consequences

•	currency fluctuations

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

We currently maintain insurance coverage for product liability claims in the aggregate amount of $60.0 million, including primary and excess coverages. Our product liability insurance may not be adequate and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our insurance coverage or assets. Even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters.

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

The U.S. Federal Trade Commission, or the FTC, has instituted an industry-wide study into whether brand name and generic pharmaceutical companies have entered into agreements or have used other strategies to delay introduction of generic versions of proprietary drugs. In early 2001, we were required to produce documents and other information in connection with the FTC’s study. The FTC has stated that it plans to produce a factual description of how the 180-day marketing exclusivity and 30-month stay provisions of the Hatch-Waxman Act have influenced the development of generic drug competition. The FTC study could affect the manner in which generic drug manufacturers resolve intellectual property litigation with proprietary pharmaceutical companies and could increase litigation against pharmaceutical companies.

In September 2000, American BioScience received a subpoena from the FTC in connection with its investigation into whether Bristol-Myers Squibb Company and American BioScience engaged in anti-competitive practices with respect to the market for paclitaxel. We, as one of ABI’s affiliates, were required to respond to the subpoena. The FTC may bring enforcement actions as to specific agreements it concludes are anti-competitive.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations.

Medicare, Medicaid and other reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Generic drug manufacturers’ agreements with federal and state governments provide that the manufacturer will remit to each state Medicaid agency, on a quarterly basis, 11% of the average manufacturer price for generic products marketed under abbreviated new drug applications covered by the state’s Medicaid program. For proprietary products, which are marketed under new drug applications, manufacturers are required to rebate the greater of (a) 15.1% of the average manufacturer price or (b) the difference between the average manufacturer price and the lowest manufacturer price during a specified period.

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products, including injectable products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investments.

We may need to change our business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. We may have to change our business practices, or our existing business practices could be challenged as unlawful, due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect our business.

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

Item 2.    Properties

We operate various facilities in the United States and Canada, which have an aggregate size of approximately 558,000 square feet.

Our principal executive offices are located in Schaumburg, Illinois and encompasses a total of 24,100 square feet of space under a lease that expires in June 2005 and a sublease that expires in June 2004. We lease a sales and administrative office in Los Angeles, California that occupies 5,300 square feet under a lease that expires in March 2007. Our business office in Ontario, Canada consists of 6,500 square feet of office space under a lease that expires in June 2004 and a sublease that expires in May 2004. In Bensenville, Illinois, we operate a distribution facility of approximately 100,000 square feet under a lease that expires in September 2004.

We own our manufacturing facilities in Melrose Park, Illinois and Grand Island, New York. We occupy approximately 122,000 square feet and 160,000 square feet of manufacturing, packaging, laboratory, office and warehouse space at our Illinois and New York facilities, respectively. We own and operate a research and development facility of approximately 140,000 square feet in Melrose Park, Illinois. In 2003, we entered into an agreement to purchase another manufacturing facility in Grand Island, New York for approximately $2.2 million. The new facility encompasses approximately 120,000 square feet, on over 20 acres, which will be used to expand certain of our manufacturing operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the 2002 Annual Meeting of Stockholders held on October 25, 2002, our stockholders elected seven persons to our Board of Directors and ratified and approved the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2002.

In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

	For	Against	Abstain
Patrick Soon-Shiong, M.D.	38,930,296	3,035,332	—
Derek J. Brown	39,000,296	2,965,332	—
Jeffrey M. Yordon	38,930,296	3,035,332	—
David S. Chen, Ph.D.	39,212,632	2,752,996	—
Stephen D. Nimer, M.D.	41,547,040	418,588	—
Leonard Shapiro	41,450,340	515,288	—
Kirk K. Calhoun	41,390,140	575,488	—

Kirk K. Calhoun was newly elected to the Board of Directors at the 2002 Annual Meeting of Stockholders, and the other directors continued their term of office as directors after election at such meeting.

In connection with the proposal to approve the ratification and approval of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2002: 40,581,786 shares were voted in favor of the proposal, 1,377,167 shares were voted against the proposal, and holders of 6,675 shares abstained.

There were no broker non-votes with respect to either of the above matters.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock is listed and traded on the NASDAQ National Market under the symbol “APPX”. The following table sets forth the high and low prices for our common stock as reported by NASDAQ for fiscal year 2002 and for 2001, commencing from our initial public offering on December 14, 2001:

	2002 Price Per Share		2001 Price Per Share
	High	Low	High	Low
For the quarter ended:
March 31,	$22.00	$12.97	—	—
June 30,	$16.55	$10.05	—	—
September 30,	$17.66	$7.75	—	—
December 31,	$24.72	$15.08	$22.00	$17.69

As of March 19, 2003, the closing price for our common stock, as reported on NASDAQ, was $19.64 per share. At such date, we had approximately 63 holders of record of our common stock.

Dividend Policy

No cash dividends were declared or paid in fiscal 2002, fiscal 2001 or fiscal 2000. Our credit facility currently restricts our ability to pay dividends.

Use of Initial Public Offering Proceeds

On December 14, 2001, we completed our initial public offering of 9,000,000 shares of common stock at a public offering price of $16.00 per share and realized an aggregate offering price of $144.0 million. We received proceeds of $133.9 million, net of $10.1 million in underwriting discounts and commissions. We used $37.7 million of the net proceeds to repay in full and terminate our term loan and to repay amounts outstanding under the revolving credit facility with Canadian Imperial Bank of Commerce (“CIBC”) at the time of the offering. In addition, we incurred expenses of $2.9 million relating to the issuance and distribution of the securities sold.

On January 10, 2002, the underwriters for our initial public offering exercised in full their option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share in order to cover over-allotments. As a result of this exercise, we received proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

For the year ended December 31, 2002, $55.0 million of the net proceeds from our initial public offering, along with $5.0 million of cash generated from operations, for a total of $60.0 million paid in January, 2002, was used to acquire the ABI-007 license, and $9.0 million of the net proceeds was used for general corporate purposes. Under the ABI-007 license agreement, we acquired the exclusive rights to market and sell ABI-007 in North America. On July 29, 2002, we used $14.9 million of the net proceeds from our public offering, and a like amount of cash generated from operations, to repurchase our common stock from Premier Purchasing Partners L.P.

We intend to use the remaining net proceeds for general corporate purposes, including working capital, capital expenditures, and potential acquisitions and licensing opportunities. At this time, we do not have any commitments or agreements with respect to any material acquisition.

Item 6.     Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998(1)
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$277,474	$192,029	$165,495	$136,523	$65,915
Cost of sales	140,512	121,619	105,587	91,062	48,764

Gross margin	136,962	70,410	59,908	45,461	17,151
Operating expenses:
Research and development costs (exclusive of stock-based compensation)	14,474	13,790	13,016	9,865	3,646
Selling, general and administrative expenses (exclusive of stock-based compensation)	44,285	30,911	30,048	23,450	13,267
Stock-based compensation (2)	2,347	2,491	615	88	127
(Gain) loss on litigation settlements, net	—	(750)	28,353	—	—
Equity in net (income) loss of Drug Source Co., LLC	(1,666)	(1,414)	122	—	—

Total operating expenses	59,440	45,028	72,154	33,403	17,040

Operating income (loss)	77,522	25,382	(12,246)	12,058	111
Interest income	2,135	1,204	200	275	344
Interest expense and other	(1,358)	(4,419)	(1,751)	(2,104)	(1,256)

Income (loss) before income taxes	78,299	22,167	(13,797)	10,229	(801)
Provision (benefit) for income taxes	33,100	9,539	(5,038)	4,147	(289)

Net income (loss)	45,199	12,628	(8,759)	6,082	(512)
Less imputed preferred stock dividends	—	(951)	(1,000)	(1,000)	(583)

Income (loss) applicable to common stock	$45,199	$11,677	$(9,759)	$5,082	$(1,095)

Income (loss) per common share (3):
Basic	$0.93	$0.47	$(0.43)	$0.23	$(0.05)
Diluted	$0.90	$0.30	$(0.43)	$0.14	$(0.05)
Weighted-average common shares outstanding:
Basic	48,474	24,718	22,528	21,977	21,542
Diluted	50,319	38,948	22,528	35,057	21,542
OTHER DATA:
EBITDA (4)	$87,471	$34,734	$(4,485)	$18,962	$4,494
Adjusted EBITDA (4)	89,818	38,229	29,265	21,132	5,207
Cash flow provided by operating activities	37,863	11,605	18,580	8,186	6,602
Cash flow used in investing activities	(19,166)	(9,146)	(11,851)	(6,762)	(56,503)
Cash flow provided by (used in) financing activities	75,610	93,722	(11,661)	(2,489)	55,621
CONSOLIDATED BALANCE SHEET DATA:
Working capital	$107,825	$76,421	$25,249	$31,130	$26,844
Total assets	220,976	239,787	122,823	103,015	92,629
Long-term debt, including current portion	—	—	18,939	23,501	25,000
Series A redeemable convertible preferred stock	—	—	12,583	11,583	10,583
Total stockholders’ equity	180,708	130,070	38,699	50,175	42,272

(1)	We acquired the Fujisawa generic business on June 1, 1998. This business is included in our operations since that date.

(2)	We recorded stock-based compensation related to certain stock option grants. Stock-based compensation relates to the following:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Research and development costs	$195	$182	$73	$—	$—
Selling, general and administrative expenses	2,152	2,309	542	88	127

	$2,347	$2,491	$615	$88	$127

(3)	See Note 2 to our consolidated financial statements for an explanation of the number of shares used to compute basic and diluted net income (loss) per common share.
(4)	EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude shares issued to Premier Purchasing Partners, L.P., stock-based compensation and litigation settlements, net. Items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing our financial performance, and EBITDA and adjusted EBITDA should not be considered as measures of financial performance under generally accepted accounting principles, or GAAP. We present adjusted EBITDA to enhance the understanding of our operating results. EBITDA and adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by (used in) our operations, investing or financing activities or other financial information presented in the consolidated financial statements as indicators of our financial performance or liquidity. Because EBITDA and adjusted EBITDA are not measurements determined in accordance with GAAP and are therefore susceptible to varying calculations, EBITDA and adjusted EBITDA as presented may not be comparable to other similarly tested measures of other companies.

The following table reconciles net income (loss) to EBITDA and EBITDA to adjusted EBITDA:

	Years Ended December 31,
	2002	2001	2000	1999
	(in thousands)
Net income (loss)	$45,199	$12,628	$(8,759)	$6,082
Depreciation and amortization	9,980	9,352	7,761	6,904
Provision (benefit) for income taxes	33,100	9,539	(5,038)	4,147
Interest (income) expense, net	(808)	3,215	1,551	1,829

EBITDA	87,471	34,734	(4,485)	18,962
Common shares issued to Premier	—	1,754	4,782	2,082
Stock-based compensation	2,347	2,491	615	88
Litigation settlements, net	—	(750)	28,353	—

Adjusted EBITDA	$89,818	$38,229	$29,265	$21,132

The following information summarizes our contractual obligations and other commitments, consisting solely of operating leases, as of December 31, 2002. See Note 6 of Notes to Consolidated Financial Statements for more detail.

	Total	Payments by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Total contractual cash obligations	$3,908	$1,721	$1,883	$295	$9

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the impact of competitive products and pricing;

•	the availability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the acceptance of and demand for our existing and new pharmaceutical products;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the actual results achieved in the ongoing and future clinical trials for ABI-007;

•	the timing of the completion of the ongoing and future clinical trails for ABI-007;

•	the timing of and costs associated with the expected launch of ABI-007;

•	licenses or acquisitions; and

•	relationships and agreements with other parties.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2003.

Overview

Incorporated in Delaware in 2001, as successor to a California corporation formed in 1996, American Pharmaceutical Partners, Inc. (“APP”) is a majority owned subsidiary of American BioScience, Inc., (“ABI”) a California corporation. At December 31, 2002, ABI owned 31,989,440 shares, or 68.2%, of our outstanding common stock.

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

In June 1998, we acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business for approximately $72.5 million, of which American BioScience funded $20.0 million in cash and issued $22.5 million of its preferred stock. In exchange for this contribution, we issued shares of our preferred stock to American BioScience with a value equal to its contribution. In this transaction, we acquired substantially all of our current facilities, including our manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were pending with or approved by the FDA. We have derived substantially all of our revenue since the acquisition from the sale of products manufactured in the facilities acquired from Fujisawa.

Pursuant to a November 2001 agreement with ABI under which we acquired the exclusive rights to market and sell ABI-007, a proprietary injectable oncology product candidate that is a patented formulation of paclitaxel, in North America, we paid $60.0 million to ABI in January 2002, as the initial license payment.

On December 14, 2001, we completed our initial public offering of 9,000,000 shares of common stock at a public offering price of $16.00 per share and realized aggregate proceeds of $144.0 million. After underwriting discounts and commission and expenses of the offering of $13.0 million, we netted $131.0 million from the offering. Concurrent with the offering, all of our outstanding preferred stock was converted into 14,810,475 shares of our common stock. On January 10, 2002, the underwriters from our initial public offering exercised in full their option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share providing additional proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31,
	2002	2001	2000
Statement of Operations Data:
Net sales	100.0	100.0	100.0
Cost of sales	50.6	63.3	63.8

Gross margin	49.4	36.7	36.2
Operating expenses:
Research and development costs	5.2	7.2	7.9
Selling, general, and administrative expenses	16.0	16.1	18.1
Stock-based compensation	0.9	1.3	0.4
(Gain) loss on litigation settlements, net	—	(0.4)	17.1
Equity in net (income) loss of Drug Source Co., LLC	(0.6)	(0.7)	0.1

Total operating expenses	21.5	23.5	43.6
Income (loss) from operations	27.9	13.2	(7.4)
Interest and other, net	0.3	(1.7)	(0.9)

Income (loss) before income taxes	28.2	11.5	(8.3)
Provision (benefit) for income taxes	11.9	4.9	(3.0)

Net income (loss)	16.3	6.6	(5.3)

Years Ended December 31, 2002 and 2001

Net sales.    Net sales increased $85.4 million, or 45%, to $277.5 million in 2002 from $192.0 million in the prior fiscal year. The increase was due primarily to eight 2002 new product launches, and a full year of sales and increased market penetration for the 10 products launched in 2001. The 2002 launches of pamidronate, amiodarone, cefotaxime, ketorolac and ifosfamide contributed significantly to the 2002 net sales increase as did strong demand and market opportunities for anti-infectives. The new, higher margin products increasingly impacted sales growth as the year progressed, contributing substantially to the year-over-year sales gains in the fiscal 2002 third and fourth quarters.

Cost of sales.    Cost of sales was $140.5 million, or 50.6% of sales, and $121.6 million, or 63.3% of sales, in 2002 and 2001, respectively. The reduction in cost of sales as a percentage of net sales was primarily due to the introduction of new, higher margin products and to higher margin market opportunities for certain existing products. Recently approved and marketed generic injectable products typically yield significantly higher gross margins relative to sales than do mature products. The 2002 decline in cost of sales as a percentage of sales also benefited from higher unit production volumes, reflecting not only increased unit sales, but, in the fourth quarter increased production necessary to offset scheduled plant maintenance closings in the 2002 third quarter and 2003 first quarter, as reflected in higher year-end finished goods and work in progress inventory.

Research and development.    Research and development costs were $14.5 million and $13.8 million in 2002 and 2001, respectively.

Selling, general and administrative (“SG&A”).    SG&A expense was $44.3 million, or 16.0% of sales, and $30.9 million, or 16.1% of sales in 2002 and 2001, respectively, an increase of $13.4 million. The increase in SG&A expense was primarily due to increased staffing requirements resulting from rapid sales growth and to increased costs associated with being a public company for the full year.

Stock-based compensation.    Stock-based compensation was $2.3 million and $2.5 million in 2002 and 2001, respectively. Stock-based compensation expense results from the issuance, prior to the our initial public offering, of stock options for which the exercise price was less than the estimated fair value of common stock on the grant date. We do not anticipate issuing future stock options at which the market value at date of grant would exceed the option exercise price.

Litigation settlements.    There were no litigation settlements in 2002 versus a net gain on litigation settlement of $0.7 million in 2001.

Equity in Drug Source Co., LLC.    Drug Source Co., LLC (“DSC”), is a 50% owned company, which acts as a selling agent of raw material to the pharmaceutical industry, including APP. APP’s 2002 purchases from DSC consisted primarily of $3.3 million of raw materials used in product development activities and $0.2 million of raw materials purchased for use in our commercial generic injectable products. Because our 50% ownership interest in DSC does not provide financial or operational control of the entity, we account for our interest in DSC under the equity method. Our equity in income of DSC was $1.7 million in 2002 as compared to $1.4 million in 2001.

Interest income.    Interest income was $2.1 million and $1.2 million in 2002 and 2001, respectively. The increase was primarily the result of our net invested position throughout 2002.

Interest expense.    Interest expense was $1.4 million and $4.4 million in 2002 and 2001, respectively. The $3.0 million reduction in interest expense was primarily due to the retirement of all outstanding borrowings in late 2001. Interest expense in 2002 resulted from imputed non-cash interest on a litigation settlement due VivoRx, Inc. ABI paid the settlement obligation in full during 2002.

Provision for income taxes.    Income tax expense was $33.1 million and $9.5 million in 2002 and 2001, respectively. Our effective tax rates were consistent at 42.3% and 43.0% for 2002 and 2001, respectively.

Years Ended December 31, 2001 and 2000

Net sales.    Net sales were $192.0 million and $165.5 million for 2001 and 2000, respectively, representing an increase of $26.5 million, or 16.0%. This increase was due primarily to the launch in 2001 of ten new products. Two of these products, mesna and haloperidol lactate, which were launched in May 2001 and March 2001, respectively, collectively contributed approximately $15.9 million to net sales for 2001. In addition, sales increased substantially in 2001 for heparin and protamine (the result of our competitor’s inability to supply) and doxycycline and vancomycin (as consequence of demand created by September 11). These increases were offset by the anticipated decrease in cisplatin sales, which resulted from the price erosion normally associated with a new generic product.

Cost of sales.    Cost of sales was $121.6 million and $105.6 million in 2001 and 2000, respectively, representing an increase of $16.0 million. This increase was primarily due to the increase in net sales in 2001. Cost of sales as a percentage of net sales decreased to 63.3% in 2001 from 63.8% in 2000.

Research and development.    Research and development costs were $13.8 million and $13.0 million in 2001 and 2000, respectively, representing an increase of $0.8 million. This increase was primarily the result of development expense supporting our proprietary injectable oncology product candidate, ABI-007.

Selling, general and administrative.    SG&A expenses were $30.9 million and $30.0 million in 2001 and 2000, respectively, an increase of $0.9 million. This increase was primarily due to higher salary and related expenses resulting from increased headcount, offset in part by lower 2001 bad debt expense and by reduced selling expenses.

Stock-based compensation.    Stock-based compensation was $2.5 million and $0.6 million in 2001 and 2000, respectively, an increase of $1.9 million. This increase was the result of stock options granted in 2001, prior to our initial public offering, for which the estimated fair value on the date of grant exceeded the exercise price.

Litigation settlements.    The (gain) loss on litigation settlements, net amounted to $(0.7) million in 2001 compared to $28.4 million in 2000. We settled two lawsuits in 2000 resulting in net expense of $28.4 million. Under the terms of one of these settlement agreements, we were entitled to receive a payment of $1.25 million in March 2000 and six quarterly payments of $250,000 beginning in June 2000, based upon meeting certain conditions of the settlement. We received all payments due to us under this settlement agreement during 2001 and 2000.

Equity in Drug Source Co., LLC.    We account for our 50% interest in Drug Source Co. LLC using the equity method under which we recognized equity income of $1.4 million in 2001 and an equity loss of $0.1 million loss in 2000.

Interest income.    Interest income was $1.2 million and $0.2 million in 2001 and 2000, respectively, representing an increase of $1.0 million. This increase was primarily the result of interest earned on amounts due from ABI beginning in February 2001.

Interest expense.    Interest expense was $4.4 million and $1.8 million in 2001 and 2000, respectively. The $2.6 million increase was the result of higher borrowings during 2001 and non-cash interest charges on the litigation settlement due VivoRx, Inc., partially offset by lower interest rates.

Provision for income taxes.    Provision (benefit) for income taxes was $9.5 million and $(5.0) million in 2001 and 2000, respectively, an increase of $14.5 million. Our effective tax rates were 43.0% and 36.5% in 2001 and 2000, respectively. The 2001 increase in our effective tax rate was primarily due to an increase in non-deductible, stock-based compensation charges in 2001.

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

Revenue Recognition.    We recognize revenue from the sale of a product when that product is shipped to a customer, acceptance terms are fulfilled and no significant contractual obligations remain. We sell a majority of our products to wholesalers, who generally sell our products to hospitals or alternative healthcare facilities at contractual prices previously agreed upon between us and group purchasing organizations, or GPOs, on behalf of end users such as hospitals. GPOs enter into collective purchasing contracts with pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their members. We invoice wholesalers at our wholesale list price. Net sales represent our wholesale list price offset by wholesaler chargebacks, further adjusted for estimated discounts and contractual allowances, including GPO fees. Wholesaler chargebacks represent the difference between the wholesale list price and the estimated contractual sales price, based upon our historical experience ratings.

The most significant estimates which affect net sales are wholesaler chargebacks, sales credits and cash discounts. The wholesaler chargeback calculation is computed as described in the following paragraph. The allowances for doubtful accounts, cash discounts and sales credits are estimated monthly by applying historical percentages (based on credits issued for each category), which are reassessed periodically, to the product sales for the month.

Chargebacks.    The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously contractually established between the end user and APP.

When we initially record a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This contra asset is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted-average contract price. Thus, a contra asset is established, reducing the initial wholesaler receivable by the difference between the initial list price and the estimated, ultimate end-user selling price. In addition, cash advance credits are also periodically issued to wholesalers as a standard trade practice and an estimated reserve for such discounts is established at the time of sale. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us (“chargeback”) for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated contra asset.

Expense Recognition.    Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. Our inventories are valued at the lower of cost or market as determined under the first-in, first-out (“FIFO”) method.

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. We have made, and will continue to make, substantial investment in research and development to expand our new product offerings and grow our business.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, allocable facilities and professional fees for general, legal and accounting services. We believe that our selling, general and administrative expenses will continue to increase due to the growth of our business.

Stock-based Compensation.    Stock-based compensation related to research and development costs and selling, general and administrative expenses are presented separately in our consolidated statements of operations. Stock-based compensation represents the difference between the exercise price of options granted and the deemed fair value of our common stock on the grant date in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and its related interpretations. We recognize stock-based compensation over the option vesting period, typically four years, on an accelerated basis using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option Plans.

We have recorded deferred stock-based compensation related to unvested options granted to employees and outside directors. Based upon the number of unvested options outstanding as of December 31, 2002, we expect to amortize approximately $2.0 million of deferred stock-based compensation in future periods as follows: $1.3 million in 2003; $0.6 million in 2004; and $0.1 million in 2005. We anticipate that future stock option grants will be issued at the reported market price of our common stock on the date of grant and that no deferred stock-based compensation expense will result from future option grants.

Liquidity and Capital Resources

Net cash provided by operating activities was $37.9 million in 2002, $11.6 million in 2001 and $18.6 million in 2000. Operating cash flow increases in 2002 and 2001 were primarily the result of increasing profitability, partially offset by sales volume driven working capital requirements.

Net cash used in investing activities was $19.2 million in 2002, $9.1 million in 2001 and $11.9 million in 2000. Investing activities primarily consist of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives and infrastructure.

Net cash provided by (used in) financing activities was $(75.6) million in 2002, $93.7 million in 2001 and $(11.7) million in 2000. The $75.6 million net use of cash for financing in 2002 resulted from the initial $60.0 million payment to American BioScience for ABI-007 product license rights and the repurchase of $36.3 million of common shares, partially offset by $20.1 million in proceeds from the January 2002 over-allotment exercise. Our financing activities in 2001 included net proceeds from our initial public offering of $131.0 million, partially offset by an $18.9 million reduction in long-term debt and $13.9 million in loans made to ABI. Financing activities in 2000 included $4.6 million in payments on long-term debt and $7.1 million in loans to ABI.

On July 29, 2002, we repurchased all 2,914,593 shares of our common stock held by Premier Purchasing Partners LP for $30.3 million in cash including transaction costs. In addition, on August 28, 2002, we repurchased 452,284 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6.0 million in cash pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002. On December 10, 2002, our Board of Directors approved the additional repurchase, from time-to-time, of up to $20.0 million of our common stock through open market purchases and privately negotiated transactions. No repurchases were made under the additional repurchase authorization during 2002. As of March 19, 2003, an additional 1,064,055 shares had been repurchased in the open market for $20.0 million pursuant to this authorization. These repurchases were funded using our internal cash resources and will be held as treasury shares and used for general corporate purposes.

In December 2001, we entered into a credit facility comprising a $25.0 million term loan and a $50.0 million revolving line of credit. This credit facility replaced a prior facility with another lender. The initial revolving credit facility balance was $12.7 million which included bank fees and financing expenses of $3.7 million incurred in connection with the credit agreement. Proceeds from our initial public offering were used to pay off all outstanding amounts under the revolving line of credit and retire the term loan. The credit facility is secured by substantially all of our assets, and contains various operating and financial covenants. The revolving credit facility can be increased to $75.0 million at our request. The credit facility expires on December 14, 2006. There were no outstanding balances due under our credit facility at December 31, 2002.

Pursuant to a litigation settlement, we were jointly and severally liable with ABI for payments due to VivoRx, Inc. Under the terms of an agreement between ABI and us, in 2002 ABI paid in full the $24.0 million balance originally due VivoRx, Inc.

See Note 6 to our consolidated financial statements for details of our operating lease commitments, which aggregated $3.9 million as of December 31, 2002.

In the past, prior to our licensing of ABI-007, we made loans to American BioScience, our majority shareholder, to support development of ABI-007. Subsequent to formalization of the license and manufacturing agreements on December 14, 2001, we received a demand promissory note, which replaced prior notes, from ABI for the outstanding loan balance (“Demand Note”). The Demand Note is capped at $23.0 million and bears interest at a rate equal to the rate of interest on our credit facility, 5.5% at December 31, 2002. ABI is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or the cumulative payment by APP of $75.0 million of profit on ABI-007 to ABI. As security for ABI’s obligations under the Demand Note, ABI pledged and granted to us a security interest in shares of our common stock held by ABI having a fair market value equal to 120% of the balance of the Demand Note.

In November 2001, we signed a perpetual license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABI-007 in North America for indications relating to breast, lung, ovarian and prostate cancers and other cancers, and have paid the up-front licensing fees under that agreement. American BioScience is responsible for substantially all costs associated with the development of ABI-007, except that we provided $2.0 million of ABI-007 in 2001 for use in clinical trials. The cost of the clinical product was charged to research and development expense in 2001.

We are also required to make payments to ABI in association with certain regulatory milestones. With respect to the first potential ABI-007 indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an ABI-007 NDA, meaning that the FDA has found the NDA complete on its face in all respects. Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay ABI an additional $15.0 million. Other ABI-007 indications under study, including lung, ovarian and prostate cancers, trigger further payments to ABI, similarly tied to regulatory achievements, only once ABI-007 has received NDA approval related to a breast cancer indication. Such payments generally total $17.5 million per agreed indication. APP has the option not to make one or more of the milestone payments tied to indications if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABI-007 and upon achievement of major annual ABI-007 sales milestones, we would be required to make additional one-time payments which, in the aggregate, could total $110.0 million should annual ABI-007 sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year sales in excess of $200.0 million by ABI-007.

Future profit from any ABI-007 sales and licenses in North America would be shared equally between APP and American BioScience. Under the license agreement, profit equates to net sales reduced by cost of goods sold, selling expenses (including pre-launch expenses and sales force costs) and an appropriate allocation of general and administrative expenses incurred in support of ABI-007. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

In November 2001, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABI-007 for American BioScience and its licensees for sales outside North America during the term of the agreement. Under this agreement, we have the exclusive right to manufacture ABI-007 for sales in North America for a period of three years and the non-exclusive right to manufacture ABI-007 for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

Our capital requirements depend on numerous factors, including the requirements of our product development and ABI-007 commercialization effort, the need for capacity expansion and improvement, information technology requirements, the requirements of any acquisition strategy that may be adopted by our Board of Directors and the amount of cash generated by operations. We may also repurchase additional shares of our common stock from time to time, at the discretion of our Board of Directors. We presently anticipate that our 2003 capital expenditure requirements will range from $30-$35 million. We believe that our current cash and short-term investments, cash generated from operations and funds available from our revolving line of credit will be sufficient to finance our operations, development and capital expenditures for at least the next 12 months. We may, however, need to raise capital that may not be available on terms favorable or acceptable to us, if at all. In the event we engage in future acquisitions including the acquisition of our own common stock, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities. Adequate funds for these purposes may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new products or reduce our workforce.

Forward Looking Information

As of the date of this filing, we are projecting a full-year 2003 net sales increase of 20% and a net income increase of 20% to 25% over 2002 levels. The 2003 net income projection does not reflect any costs associated with the anticipated commercialization of ABI-007. As a result of the recent ABI-007 Fast Track designation status granted by the FDA, management is currently reevaluating the estimated timing, resource and financial impact of ABI-007 on the Company in 2003. Management has identified that commercialization of ABI-007, with respect to the first potential indication being studied, metastatic breast cancer, will require the following initiatives and associated costs during the next 12 to 18 months:

•	We expect that American BioScience will begin filing of the NDA for a metastatic breast cancer indication in the second quarter of 2003, pursuant to the Fast Track designation which allows a phased submission. We will be required to pay American BioScience a $10.0 million milestone payment within 30 days of FDA acceptance for filing of an ABI-007 NDA, meaning that the FDA found the NDA complete on its face in all respects. The $10.0 million milestone payment would be expensed in the period the FDA accepts the NDA for filing.

•	During 2003, we will continue to develop and implement a sales and marketing plan specific to ABI-007 and its target oncology customers and markets. We expect to market ABI-007 using a small dedicated sales and marketing group and approximately 40 sales representatives, the majority of whom would be hired in the three to four months prior to an anticipated launch date. We currently estimate that sales, marketing and start-up expenses, including the $10.0 million milestone payment, will approximate $25.0 million in the 12 months preceding launch. We also anticipate that we would begin production of commercial launch quantities of ABI-007 inventory after the FDA accepts the NDA for filing.

•	Upon FDA approval of an NDA for metastatic breast cancer, we would be required to pay ABI an additional $15.0 million milestone payment which would be capitalized in product license rights and amortized over the estimated life of the product.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 141” and “SFAS No. 142”). Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 did not have any impact on our statements of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS No. 148”). This statement amends No. 123, Accounting for Stock-Based Compensation and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002 and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. We currently plan to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Some of the securities that we invest in may have interest rate risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the prevailing rate and the prevailing rate later rises, the fair value of the principal amount of our investment will probably decline.

To minimize this risk, we intend to maintain an investment portfolio of cash equivalents and short-term investments consisting of high credit quality securities, including commercial paper, government and non-government debt securities and money market funds. We do not use derivative financial instruments. The average maturity of the debt securities in which we invest has been less than 90 days and the maximum maturity has been three months. Because our investments are diversified and are of a short-term nature, a hypothetical one or two percentage point change in interest rates would not have a material effect on our consolidated financial statements.

We have operated primarily in the United States and the majority of our activities with our collaborators outside the United States to date have been conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency exchange rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this Annual Report on Form 10-K.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors

American Pharmaceutical Partners, Inc.

We have audited the accompanying consolidated balance sheets of American Pharmaceutical Partners, Inc. (Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Pharmaceutical Partners, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Chicago, Illinois

February 18, 2003, except as to

Note 16, as to which the date is

March 19, 2003

AMERICAN PHARMACEUTICAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
(in thousands except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,771	$96,688
Accounts receivable, less allowances for doubtful accounts of $801 in 2002 and $400 in 2001 and net chargebacks of $50,212 in 2002 and $19,271 in 2001	21,278	15,649
Inventories	77,736	51,253
Prepaid expenses and other current assets	3,610	2,469
Deferred income taxes	5,698	9,222

Total current assets	148,093	175,281
Deferred income taxes	2,204	4,758
Property, plant and equipment, net	62,637	53,821
Investment in Drug Source Co., LLC	3,178	1,512
Product license rights, net of accumulated amortization of $90 in 2002 and $30 in 2001	1,460	270
Deferred financing costs, net of accumulated amortization of $851 in 2002 and none in 2001	3,404	4,145

Total assets	$220,976	$239,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,670	$10,593
Accrued expenses	26,598	16,438
Distribution payable to American BioScience, Inc.	—	60,000
Current portion of liability to VivoRx, Inc.	—	11,829

Total current liabilities	40,268	98,860
Liability to VivoRx, Inc., less current portion	—	10,857
Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 50,243,532 and 48,272,628 shares issued in 2002 and 2001, respectively	50	48
Additional paid-in capital	189,630	149,041
Amounts due from American BioScience, Inc.	(22,567)	(20,957)
Deferred stock-based compensation	(1,976)	(4,713)
Retained earnings	51,857	6,658
Other comprehensive loss	(11)	(7)
Less treasury stock, at cost and inclusive of fees, 3,366,877 common shares in 2002 and none in 2001	(36,275)	—

Total stockholders’ equity	180,708	130,070

Total liabilities and stockholders’ equity	$220,976	$239,787

See accompanying notes.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net sales	$277,474	$192,029	$165,495
Cost of sales	140,512	121,619	105,587

Gross margin	136,962	70,410	59,908
Operating expenses:
Research and development costs	14,474	13,790	13,016
Selling, general, and administrative expenses	44,285	30,911	30,048
Stock-based compensation	2,347	2,491	615
(Gain) loss on litigation settlements, net	—	(750)	28,353
Equity in net (income) loss of Drug Source Co., LLC	(1,666)	(1,414)	122

Total operating expenses	59,440	45,028	72,154

Income (loss) from operations	77,522	25,382	(12,246)
Interest income (includes $1,244 from American
BioScience, Inc. in 2002, $1,104 in 2001 and none in 2000)	2,135	1,204	200
Interest and other expense	(1,358)	(4,419)	(1,751)

Income (loss) before income taxes	78,299	22,167	(13,797)
Provision (benefit) for income taxes	33,100	9,539	(5,038)

Net income (loss)	45,199	12,628	(8,759)
Imputed preferred stock dividends	—	(951)	(1,000)

Income (loss) applicable to common stock	$45,199	$11,677	$(9,759)

Income (loss) per common share:
Basic	$0.93	$0.47	$(0.43)

Diluted	$0.90	$0.30	$(0.43)

The fair value of common shares earned by Premier Purchasing Partners, L.P. has been deducted from net sales as follows:	$—	$1,754	$4,782

Research and development costs include purchases from Drug Source Co., LLC as follows:	$1,542	$1,066	$—

The composition of stock-based compensation is as follows:
Research and development costs	$195	$182	$73
Selling, general and administrative expenses	2,152	2,309	542

	$2,347	$2,491	$615

See accompanying notes.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Common Stock $0.001 Par Value		Common Stock No Par Value		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands except share data)
Balance at January 1, 2000	—	$—	22,238,537	$2,999	4,231,585	$15,000	1,410,530	$5,000	6,347,325	$22,500
Issuance of common stock earned by Premier	—	—	570,351	4,750	—	—	—	—	—	—
Exercise of stock options	—	—	27,660	28	—	—	—	—	—	—
Grants of stock options, net of forfeitures	—	—	—	1,491	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—
Net advances to American BioScience, Inc.	—	—	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Imputed preferred stock dividends	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2000	—	—	22,836,548	9,268	4,231,585	15,000	1,410,530	5,000	6,347,325	22,500
Issuance of common stock earned by Premier	—	—	161,955	1,906	—	—	—	—	—	—
Exercise of stock options	7,300	—	1,274,025	139	—	—	—	—	—	—
Grants of stock options, net of forfeitures	—	—	—	6,260	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—
Net advances to American BioScience, Inc.	—	—	—	—	—	—	—	—	—	—
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred income taxes	—	—	—	4,026	—	—	—	—	—	—
Issuance of warrants	—	—	—	393	—	—	—	—	—	—
Exercise of warrants	182,325	—	—	—	—	—	—	—	—	—
Recapitalization of company in Delaware	24,272,528	24	(24,272,528)	(21,992)	—	—	—	—	—	—
Conversion of preferred stock into common stock	14,810,475	15	—	—	(4,231,585)	(15,000)	(1,410,530)	(5,000)	(6,347,325)	(22,500)
Net proceeds from sale of common stock in initial public offering	9,000,000	9	—	—	—	—	—	—	—	—
Accrual of distribution to American BioScience, Inc. for product license rights	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—
Imputed preferred stock dividends	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2001	48,272,628	48	—	—	—	—	—	—	—	—
Exercise of over-allotment option, net of underwriting discount	1,350,000	1	—	—	—	—	—	—	—	—
Exercise of stock options	583,197	1	—	—	—	—	—	—	—	—
Issuance of stock for employee retirement and stock purchase plans	37,707	—	—	—	—	—	—	—	—	—
Grants of stock options, net of forfeitures	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—
Net advances to American BioScience, Inc.	—	—	—	—	—	—	—	—	—	—
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred income taxes	—	—	—	—	—	—	—	—	—	—
Tax benefit of stock option exercises and license amortization	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2002	50,243,532	$50	—	$—	—	$—	—	$—	—	$—

See accompanying notes.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Additional Paid-in Capital	Amounts Due From American Bioscience, Inc.	Deferred Stock-based Compensation	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)
						Treasury Stock
						Shares	Amount	Total
	(in thousands except share data)
Balance at January 1, 2000	$—	$—	$(68)	$4,740	$4	—	$—	$50,175
Issuance of common stock earned by Premier	—	—	—	—	—	—	—	4,750
Exercise of stock options	—	—	—	—	—	—	—	28
Grants of stock options, net of forfeitures	—	—	(1,491)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	615	—	—	—	—	615
Net advances to American BioScience, Inc.	—	(7,105)	—	—	—	—	—	(7,105)
Comprehensive income (loss):
Net loss	—	—	—	(8,759)	—	—	—	(8,759)
Foreign currency translation loss	—	—	—	—	(5)	—	—	(5)

Comprehensive income (loss)	—	—	—	—	—	—	—	(8,764)
Imputed preferred stock dividends	—	—	—	(1,000)	—	—	—	(1,000)

Balance at December 31, 2000	—	(7,105)	(944)	(5,019)	(1)	—	—	38,699
Issuance of common stock earned by Premier	—	—	—	—	—	—	—	1,906
Exercise of stock options	23	—	—	—	—	—	—	162
Grants of stock options, net of forfeitures	—	—	(6,260)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	2,491	—	—	—	—	2,491
Net advances to American BioScience, Inc.	—	(13,852)	—	—	—	—	—	(13,852)
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred income taxes	—	—	—	—	—	—	—	4,026
Issuance of warrants	—	—	—	—	—	—	—	393
Exercise of warrants	—	—	—	—	—	—	—	—
Recapitalization of company in Delaware	21,968	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	56,019	—	—	—	—	—	—	13,534
Net proceeds from sale of common stock in initial public offering	131,031	—	—	—	—	—	—	131,040
Accrual of distribution to American BioScience, Inc. for product license rights	(60,000)	—	—	—	—	—	—	(60,000)
Comprehensive income:
Net income	—	—	—	12,628	—	—	—	12,628
Foreign currency translation loss	—	—	—	—	(6)	—	—	(6)

Comprehensive income	—	—	—	—	—	—	—	12,622
Imputed preferred stock dividends	—	—	—	(951)	—	—	—	(951)

Balance at December 31, 2001	149,041	(20,957)	(4,713)	6,658	(7)	—	—	130,070
Exercise of over-allotment option, net of underwriting discount	20,087	—	—	—	—	—	—	20,088
Exercise of stock options	1,911	—	—	—	—	—	—	1,912
Issuance of stock for employee retirement and stock purchase plans	385	—	—	—	—	—	—	385
Grants of stock options, net of forfeitures	(389)	—	447	—	—	—	—	58
Amortization of deferred stock-based compensation	—	—	2,290	—	—	—	—	2,290
Net advances to American BioScience, Inc.	—	(1,610)	—	—	—	—	—	(1,610)
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred income taxes	14,640	—	—	—	—	—	—	14,640
Tax benefit of stock option exercises and license amortization	3,955	—	—	—	—	—	—	3,955
Comprehensive income:
Net income	—	—	—	45,199	—	—	—	45,199
Foreign currency translation loss	—	—	—	—	(4)	—	—	(4)

Comprehensive income	—	—	—	—	—	—	—	45,195
Purchase of common stock	—	—	—	—	—	(3,366,877)	(36,275)	(36,275)

Balance at December 31, 2002	$189,630	$(22,567)	$(1,976)	$51,857	$(11)	(3,366,877)	$(36,275)	$180,708

See accompanying notes.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,199	$12,628	$(8,759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,069	8,422	7,632
Amortization	911	930	129
Imputed interest on liability to VivoRx, Inc.	1,314	2,332	—
Stock-based compensation	2,347	2,491	615
Tax benefit of stock option exercises	2,355	—	—
Loss on disposal of property, plant and equipment	31	214	291
Deferred income taxes	(3,281)	(358)	(12,437)
Equity in net (income) loss of Drug Source Co., LLC	(1,666)	(1,414)	122
Common stock earned by Premier	—	1,754	4,782
Changes in operating assets and liabilities:
Accounts receivable, net	(5,629)	(80)	(2,051)
Inventories	(26,483)	(15,613)	(6,815)
Prepaid expenses and other current assets	(1,141)	(1,618)	(185)
Accounts payable and accrued expenses	14,837	5,317	4,902
Liability to VivoRx, Inc.	—	(3,400)	30,354

Net cash provided by operating activities	37,863	11,605	18,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Drug Source Co., LLC	—	—	(220)
Purchases of property, plant and equipment	(17,948)	(8,846)	(11,631)
Proceeds from sale of property, plant and equipment	32	—	—
Purchase of product license rights	(1,250)	(300)	—

Net cash used in investing activities	(19,166)	(9,146)	(11,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	(18,939)	(4,562)
Proceeds from exercise of stock options	1,912	162	28
Proceeds from sale of stock under employee retirement and stock purchase plans	385	—	—
Payment of license fee to American BioScience, Inc.	(60,000)	—	—
Increase in amounts due from American BioScience, Inc.	(1,610)	(13,852)	(7,127)
Payment of deferred financing costs	(110)	(4,689)	—
Proceeds from sale of common stock, net	20,088	131,040	—
Purchase of treasury stock, net	(36,275)	—	—

Net cash provided by (used in) financing activities	(75,610)	93,722	(11,661)

Effect of foreign currency translation	(4)	6	5

Increase (decrease) in cash and cash equivalents	(56,917)	96,187	(4,927)
Cash and cash equivalents at beginning of period	96,688	501	5,428

Cash and cash equivalents at end of period	$39,771	$96,688	$501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$10	$2,423	$2,007
Income taxes (including in lieu of payments to American BioScience, Inc.)	32,567	7,764	7,003

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrual of distribution payable to American BioScience, Inc. for product license rights	$—	$60,000	$—
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred tax asset of $9,360, $2,574 and none in 2002, 2001 and 2000, respectively	14,640	4,026	—
Imputed preferred stock dividends	—	951	1,000
Conversion of series A,B,C and D preferred stock into common stock	—	56,034	—

See accompanying notes.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    DESCRIPTION OF BUSINESS

Incorporated in Delaware in 2001, as successor to a California corporation formed in 1996, American Pharmaceutical Partners, Inc. (“APP” or the “Company”) is a majority owned subsidiary of American BioScience, Inc. (“ABI”), a California corporation. At December 31, 2002, ABI owned 31,989,440 shares, or 68.2%, of our outstanding common stock.

American Pharmaceutical Partners, Inc. is a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. Our primary focus is in the oncology, anti-infective and critical care markets, and we believe that we offer one of the most comprehensive generic injectable product portfolios in the pharmaceutical industry across these therapeutic categories. We manufacture products in all three of the basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. In November 2001, we obtained from ABI the exclusive North American rights to manufacture and sell ABI-007, a proprietary injectable oncology product candidate that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol, the world’s top selling cancer drug.

We began operations in 1996 with an initial focus on marketing and distributing in the United States generic pharmaceutical products manufactured by others. On June 1, 1998, our predecessor corporation acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business. We have since derived substantially all of our revenue from the sale of products manufactured in the facilities acquired from Fujisawa.

Our products are generally sold to pharmaceutical wholesale companies which then distribute products to end-user hospitals, long-term care facilities, alternate care sites, and clinics. Unlike the fragmented retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations (“GPOs”) or distributors which specialize in a particular therapeutic class, such as oncology. GPOs enter into collective purchasing agreements with ourself and other pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their end-user members.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the assets, liabilities, and results of operations of American Pharmaceutical Partners, Inc., our wholly owned subsidiary Pharmaceutical Partners of Canada, Inc. and our investment in Drug Source Co., LLC (“DSC”), which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in DSC. DSC is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. APP’s 2002 purchases from DSC consisted primarily of $3.3 million of raw materials used in product development activities and $0.2 million of raw materials purchased for use in our commercial generic injectable products. Because our 50% ownership interest in DSC does not provide financial or operational control of the entity, we account for our interest in DSC under the equity method. Our equity in the net income (loss) of DSC is classified in operating expenses in the accompanying consolidated statements of operations. At December 31, 2002, our inventory included items purchased from DSC totaling $1.8 million, consisting solely of raw materials to be used in product development activities.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For clarity of presentation, all periods are presented as if the year ended on December 31. Each of our fiscal years ended December 31, 2002, 2001, and 2000 contained 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting period. We routinely estimate chargeback liabilities and other sales allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents

It is our policy to include in cash equivalents all highly liquid investments that have a maturity of three months or less at the time of acquisition.

Accounts Receivable and Concentration of Credit Risk

We have contractual agreements of up to six years in duration with GPOs and individual hospital groups to supply our products to end-user hospital and alternate site customers. As is traditional in the pharmaceutical industry, we sell a significant amount of our generic pharmaceutical product through a relatively small number of drug wholesalers and GPOs, which comprise the primary pharmaceutical distribution chain in the United States. Three wholesalers collectively represented 92%, 83% and 86% of our sales in fiscal 2002, 2001 and 2000, respectively, and represented 88% of accounts receivable at December 31, 2002. Our account receivable balances are with individual and separate members of the GPOs and no significant concentration of account receivable credit risk within the GPO groups. To help control our credit exposure, we routinely monitor the creditworthiness of our customers, review outstanding customer balances on a regular basis and record allowances for bad debts as necessary. Historical credit loss experience has been within management’s expectations.

Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out (“FIFO”) method, as follows:

	December 31,
	2002	2001
	(in thousands)
Finished goods	$26,268	$15,792
Work in process	14,171	7,958
Raw materials	37,297	27,503

	$77,736	$51,253

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost or allocated acquisition value. Provisions for depreciation are computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset as follows:

Buildings and improvements	10-30 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-7 years

Depreciation expense was $9.1 million, $8.4 million and $7.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Property, plant, and equipment consist of the following at December 31, 2002:

	December 31,
	2002	2001
	(in thousands)
Land	$2,384	$2,384
Building and improvements	34,257	33,344
Machinery and equipment	37,593	32,465
Furniture and fixtures	5,892	4,363
Construction in progress	17,587	7,446

	97,713	80,002
Less allowance for depreciation	(35,076)	(26,181)

	$62,637	$53,821

We are implementing a new enterprise resource planning (ERP) business system application during 2003 and have entered into various licensing and support agreements. As of December 31, 2002, we have capitalized, in construction in progress, $7.5 million related to software license fees, hardware and other implementation costs related to this project.

Deferred Financing Costs

Expenses incurred in connection with obtaining our credit facility were deferred and are being amortized over the life of the facility using the straight-line method. Deferred financing costs are stated net of accumulated amortization in the consolidated balance sheets.

Product and Intellectual Property Rights

In October 2002, we acquired intellectual property rights for certain pharmaceutical packaging products, in exchange for $1.25 million in cash, future royalties and other contingent consideration. Upon the product’s expected 2003 launch, the initial cash payment will be amortized over five years using the straight-line method; contingent consideration and royalties will be expensed in the period we become obligated to pay such amounts.

In June 2001, we purchased license rights to acyclovir and etoposide for $0.3 million. These license rights are being amortized over five years using the straight-line method. Amortization expense was $0.1 million in each of the years ended December 31, 2002 and 2001, respectively, and none for the year ended December 31, 2000. Product license rights are stated net of accumulated amortization in the consolidated balance sheets.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated aggregate amortization expense based on the current carrying value of amortizable product and intellectual property rights will be approximately $0.3 million for each of the next three fiscal years.

Revenue Recognition

We recognize revenue upon shipment of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reduction of gross sales for estimated wholesaler chargebacks (as more fully described below), estimated contractual allowances and estimated early payment discounts. We provide for estimated returns at the time of sale based on historic product return experience.

Prior to our 2002 repurchase of all the Company’s common shares held by Premier Purchasing Partners, L.P. (“Premier”) (see Note 9), the fair value of common stock earned and administrative fees payable to Premier were deducted from net sales. Such arrangements with Premier ceased in 2001.

Shipping and handling fees billed to customers are recognized in net sales. Shipping and handling costs are included in cost of sales.

Chargebacks

The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously contractually established between the end user and APP.

When we initially record a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This contra asset is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted-average contract price. Thus, a contra asset is established, reducing the initial wholesaler receivable by the difference between the initial list price and the estimated, ultimate end-user selling price. In addition, cash advance credits are also periodically issued to wholesalers as a standard trade practice and an estimated reserve for such discounts is established at the time of sale. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us (“chargeback”) for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated contra asset.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the initial public offering, for federal and applicable state income tax purposes, our taxable income was included in the consolidated income tax returns of ABI. Since our December 14, 2001 initial public offering, APP files a separate federal income tax return. For state purposes, depending on applicable state rules, APP may file a separate return or a consolidated tax return with ABI. All allocated income taxes have been accounted for through the intercompany account with ABI.

Research and Development Costs

Costs relating to the research and development of new products are charged to expense as incurred.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”) and as amended by No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we account for stock options granted to our employees and outside directors and stock purchase rights issued to employees using the intrinsic value method of accounting, as prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations. Under the intrinsic value method, no compensation expense is recorded if the exercise price of our stock options is equal to or greater than the market price of the underlying stock on the date of grant. Prior to the initial public offering, certain stock options were granted with exercise prices below the fair value of our common stock as estimated by management for financial reporting purposes. For these stock options, we recorded deferred stock-based compensation for the difference between the exercise price and estimated fair value at the date of grant. The excess of fair market value over the exercise price is amortized to expense on an accelerated basis using the graded vesting method over the stock options’ vesting period.

Had compensation cost for grants of stock-based compensation been determined using the fair value method of accounting as prescribed by SFAS No. 123, our net income and income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income (loss), as reported	$45,199	$12,628	$(8,759)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,338	1,420	308
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,247)	(1,595)	(349)

Pro forma net income (loss)	$44,290	$12,453	$(8,800)

Net income (loss) per common share:
Basic—as reported	$0.93	$0.47	$(0.43)
Basic—pro forma	$0.91	$0.47	$(0.44)
Diluted—as reported	$0.90	$0.30	$(0.43)
Diluted—pro forma	$0.88	$0.30	$(0.44)

This pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of determining the pro forma effect under SFAS No. 123 of stock options granted to employees and directors, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free rate	3.6%	4.4%	5.5%
Dividend yield	—	—	—
Expected life in years	5	5	5
Volatility	72%	70%	83%

For purposes of determining the pro forma effect under SFAS No. 123 of employee stock purchase rights issued to employees, the fair value of the rights was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2002		2001	2000
	Purchase Period:
	1	2
Risk-free rate	1.9%	1.7%	—	—
Dividend yield	—	—	—	—
Expected life in years	0.6	0.5	—	—
Volatility	72%	72%	—	—

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and our credit facility. Cash equivalents include short-term investments with maturities of three months or less. The fair value of substantially all our financial instruments approximates their carrying value due to the short-term nature of these financial instruments. The interest rates on borrowings under our bank credit facility are revised periodically to reflect market rate fluctuations.

We have not used any derivatives or other foreign currency hedging instruments and, accordingly, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, has had no effect on our consolidated financial statements.

Per Share Information

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding plus, for periods prior to 2002, the number of common shares earned by Premier (see Note 9). Dilutive income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares used for the basic calculations plus potentially dilutive shares for the portion of the year that the shares were outstanding. Potentially dilutive common shares resulted from outstanding stock options and warrants and, prior to the Company’s December 2001 initial public offering, Series B, Series C and Series D convertible preferred stock.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculations of basic and diluted income per common share information are based on the following:

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss)	$45,199	$12,628	$(8,759)
Less dividends on series A convertible preferred stock	—	(951)	(1,000)

Net income (loss) applicable to common stock	$45,199	$11,677	$(9,759)

Denominator:
Weighted-average common shares outstanding	48,474	24,656	22,248
Weighted-average common shares earned by, but not issued to, Premier	—	62	280

Weighted common shares—Basic	48,474	24,718	22,528
Net effect of dilutive securities:
Stock options	1,845	2,665	—
Warrant	—	167	—
Weighted-average conversion of convertible preferred stock:
Series B	—	4,023	—
Series C	—	1,341	—
Series D	—	6,034	—

Weighted common shares—Diluted	50,319	38,948	22,528

Income (loss) per common share—Basic	$0.93	$0.47	$(0.43)

Income (loss) per common share—Diluted	$0.90	$0.30	$(0.43)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 141” and “SFAS No. 142”). Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 did not have an impact on our statements of operations or financial position.

3.    TRANSACTIONS WITH AMERICAN BIOSCIENCE, INC.

Product License and Manufacturing Agreements

We have secured the North American marketing and manufacturing rights for ABI-007 from American BioScience, Inc., which is responsible for conducting the clinical studies of ABI-007.

In November 2001, we signed a perpetual license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABI-007 in North America for indications relating to breast, lung, ovarian and prostate cancers and other cancers, and have paid the up-front licensing fees under that agreement. American BioScience is responsible for substantially all costs associated with the development of

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ABI-007, except that we provided $2.0 million of ABI-007 in 2001 for use in clinical trials. The cost of the clinical product was charged to research and development expense in 2001.

We are required to make payments to ABI in association with certain regulatory milestones. With respect to the first potential ABI-007 indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an ABI-007 NDA, meaning that the FDA has found the NDA complete on its face in all respects. Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay ABI an additional $15.0 million. Other ABI-007 indications under study, including lung, ovarian and prostate cancers, trigger further payments to ABI, similarly tied to regulatory achievements, only once ABI-007 has received NDA approval related to a breast cancer indication. Such payments generally total $17.5 million per agreed indication. APP has the option not to make one or more of the milestone payments tied to indications if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABI-007 and upon achievement of major annual ABI-007 sales milestones, we would be required to make additional one-time payments which, in the aggregate, could total $110.0 million should annual ABI-007 sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year sales in excess of $200.0 million by ABI-007.

Future profit from any ABI-007 sales and licenses in North America would be shared equally between APP and American BioScience. Under the license agreement, profit equates to net sales, reduced by cost of goods sold, selling expenses (including pre-launch expenses and sales force costs) and an appropriate allocation of general and administrative expenses incurred in support of ABI-007. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

In November 2001, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABI-007 for American BioScience and its licensees for sales outside North America during the term of the agreement. Under this agreement, we have the exclusive right to manufacture ABI-007 for sales in North America for a period of three years and the non-exclusive right to manufacture ABI-007 for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

Because ABI is our majority shareholder, we recorded the initial ABI-007 license payment at ABI’s book value which was zero. Accordingly, the payment was accounted for as a distribution of stockholders’ equity to ABI. In January 2002, we paid the initial $60.0 million license payment to ABI, which had been accrued as of December 31, 2001. For income tax purposes, the payment was recorded as an asset and is being amortized over a 15 year period. Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.

Loans to American BioScience, Inc.

In the past, prior to our licensing of ABI-007, we made loans to American BioScience, our majority shareholder, to support development of ABI-007. Subsequent to formalization of the license and manufacturing agreements on December 14, 2001, we received a demand promissory note, which replaced prior notes, from ABI for the outstanding loan balance (“Demand Note”). The Demand Note is capped at $23.0 million and bears

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest at a rate equal to the rate of interest on our credit facility, 5.5% at December 31, 2002. ABI is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or the cumulative payment by APP of $75.0 million of profit on ABI-007 to ABI. As security for ABI’s obligations under the Demand Note, ABI pledged and granted to us a security interest in shares of our common stock held by ABI having a fair market value equal to 120% of the balance of the Demand Note.

APP charges payments made on ABI’s behalf related to labor and other costs directly related to new product development, income taxes, interest and an agreed allocation of administrative costs to the ABI loan account. A summary of activity in the amounts due from ABI, which is classified as a reduction of stockholders equity in the accompanying consolidated balance sheets, follows:

	Year Ended December 31,
	2002	2001
	(in thousands)
Balance at beginning of year	$20,957	$7,105
Payments on behalf of ABI:
New product development	6,108	4,865
Income taxes	—	5,735
Liability to VivoRx, Inc.	—	4,600
Interest charged to ABI	1,244	1,104
Other	107	5,865
Reductions in lieu of income tax liability	(404)	(7,764)
Repayments by ABI	(5,445)	(553)

	$22,567	$20,957

VivoRx, Inc. Settlement

In 2002, ABI paid in full the $24.0 million balance owed VivoRx, Inc. as a result of a litigation settlement, more fully described in Note 13. Under the settlement, we were jointly and severally liable with ABI to pay VivoRx the remaining $24.0 million obligation under the settlement agreement. The respective boards of directors of the Company and of ABI, in consultation with litigation counsel, passed resolutions allocating $3.4 million of the total $34.0 million settlement obligation to the Company and the remaining $30.6 million to ABI. The settlement allocation was primarily based upon ABI obtaining clear title and ownership to its intellectual property, including the intellectual property underlying the ABI-007 product candidate, and, accordingly, being the primary beneficiary of the settlement.

Notwithstanding the agreed settlement allocation between ABI and us, we accounted for the entire $30.3 million present value of the VivoRx litigation settlement as an expense and accrued liability in fiscal 2000. This loss was included in litigation settlements, net, in the accompanying consolidated statements of operations. During 2002, ABI paid in full the $24.0 million balance originally due VivoRx, Inc. As ABI paid VivoRx, our related liability was eliminated and a corresponding capital contribution was recorded, net of related income tax benefit.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2002	2001
	(in thousands)
Sales and marketing	$9,389	$4,812
Payroll and employee benefits	7,470	6,207
Legal and insurance	7,137	2,198
Accrued income taxes	1,229	2,211
Other	1,373	1,010

	$26,598	$16,438

5.    CREDIT FACILITY

In December 2001, we entered into a credit facility comprising a $25.0 million term loan and a $50.0 million revolving line of credit. This credit facility replaced a prior facility with another lender which was paid off in December 2001. The term loan was paid off with proceeds from our initial public offering. The revolving line of credit can be increased to $75.0 million at our request. This credit facility expires December 14, 2006.

There were no outstanding balances under the revolving lines of credit at December 31, 2002 or 2001. The interest rate under the revolving line equals the sum of an adjustable margin rate (1.25% December 31, 2002) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the eurocurrency rate, as defined.

Loans under the credit facility are collateralized by substantially all of our assets. The credit facility prohibits us from paying dividends and also includes various other covenants and restrictions. At December 31, 2002, we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses a 3.75% fee on the face amount of commercial and standby letters of credit. The letters of credit are payable on demand. There were no outstanding letters of credit at December 31, 2002.

During the two years ended December 31, 2002 and 2001, no interest expense was capitalized. Interest expense of $0.2 million was capitalized during the year ended December 31, 2000 as part of a major construction project.

6.    LEASES AND COMMITMENTS

We have entered into various operating lease agreements for warehouses, office space, automobiles, communications, information technology equipment and software, and office equipment. Rental expense amounted to $2.2 million, $1.6 million and $1.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, future annual minimum lease payments related to non-cancelable operating leases are as follows:

Year	Amount (in thousands)
2003	$1,721
2004	1,361
2005	522
2006	248
2007	47
Thereafter	9

$3,908

7.    EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) defined-contribution plan (“401(k) Plan”) covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. We contribute an amount equal to 50% of a covered employee’s eligible contribution up to 6% of a participant’s compensation. Employer contributions vest over a period of three years. Participants contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. Our total matching contributions to the 401(k) Plan were $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2002, 2001 and 2000 respectively. We may contribute additional amounts to the 401(k) Plan at our discretion. Discretionary employer contributions vest over a period of six years. We have not made discretionary contributions to the 401(k) Plan. As of December 31, 2002, 99,891 common shares are reserved for issuance under our 401 (k) Plan.

8.    EMPLOYEE STOCK PURCHASE PLAN

In December 2001, APP’s Board of Directors adopted the 2001 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase of APP common stock. The employees purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees can purchase no more than 625 shares of APP common stock within any given purchase period. No compensation expense is recorded in connection with the ESPP. An aggregate of 2,927,854 shares of APP’s common stock is reserved for issuance at December 31, 2002. The ESPP provides for annual increases in the number of shares of APP’s common stock equal to the lesser of: a) 1,500,000 shares, b) a number of shares equal to 2% of the total number of shares outstanding or c) a number of shares as determined by APP’s Board of Directors. In 2002, 37,598 shares were issued under the ESPP for an aggregate purchase price of $0.4 million. The weighted average fair value of the purchase rights granted in 2002 was $3.68 and were issued at a price of $10.20. Of the 1,043 employees eligible to participate, 419 were participants in the ESPP at December 31, 2002.

9.    STOCKHOLDERS’ EQUITY

Reincorporation

On December 10, 2001, APP reincorporated from California into Delaware, and filed a certificate of incorporation authorizing the issuance of up to 100,000,000 shares of common stock and up to 6,000,000 shares of preferred stock effective upon the closing of our initial public offering. Existing stockholders received shares of common stock of the Delaware corporation in exchange for their shares of common stock and preferred stock of the California corporation.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Initial Public Offering

On December 14, 2001, we completed our initial public offering of 9,000,000 shares of common stock at a public offering price of $16.00 per share. The offering generated total proceeds of $144.0 million and, after $13.0 million in underwriting discounts and commissions, net proceeds of $131.0 million.

On January 10, 2002, the underwriters for our initial public offering exercised in full their option to purchase additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share to cover over-allotments. As a result of this exercise, we received proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

Warrant

Pursuant to an obligation arising from services performed related to the financing of the Fujisawa acquisition, APP issued a common stock purchase warrant to an investment banking firm covering the purchase of up to 234,126 shares of APP common stock at an exercise price of $3.54 per share. The fair value of the warrant, $0.4 million based upon the Black-Scholes option pricing model, was recorded as deferred financing costs as of the date of the Fujisawa acquisition. The warrant was exercised on December 13, 2001, and the holder of the warrant received 182,325 common shares. The remaining 51,801 warrants were tendered to APP as payment for the shares issued and were retired upon receipt.

Preferred Stock

In June 1998, APP sold 2,821,035 shares of Series A convertible preferred stock for $10.0 million to an unrelated party. Also, during 1998, APP entered into a stock purchase agreement with ABI whereby APP sold to ABI 4,231,585 shares of Series B convertible preferred stock for $15.0 million, 1,410,530 shares of Series C convertible preferred stock for $5.0 million, and 6,347,325 shares of Series D convertible preferred stock for consideration of ABI’s issue of preferred stock, amounting to $22.5 million, in connection with the Fujisawa acquisition.

On December 14, 2001, in conjunction with APP’s initial public offering, all the outstanding shares of Series A, B, C, and D preferred stock were converted into an aggregate of 14,810,475 shares of $0.001 par value common stock.

APP is authorized to issue up to 6,000,000 shares of preferred stock that is not designated as a particular class. APP’s Board of Directors may authorize and cause the issuance of the undesignated preferred stock in one or more series, determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of the series, without any further vote or action by our stockholders.

Voting Rights

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.

Dividends

APP has never paid a dividend on any class of stock and has no intention of paying cash dividends in the future. In connection with the establishment of its new credit facility in 2001, APP agreed it would not pay dividends. In the event there is a liquidation, dissolution or wind up of APP, the holders of our common

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of our common stock have no preemptive rights or rights to convert their common stock into any other securities.

Registration Rights

Following the closing of the initial public offering on December 14, 2001, the holders of 37,907,393 shares of our common stock, which included shares held by ABI, are entitled to registration rights with respect to their shares. Beginning six months after the offering, the holders of these shares may require APP to register all or part of their shares. In addition, these holders may require APP to include their shares in future registration statements that APP files and may require APP to register their shares. Upon registration, these shares would be freely tradable in the public market without restriction.

Generally, all expenses in effecting these registration statements, with the exception of underwriting discounts and selling commissions, will be borne by APP. These registration rights are subject to some conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in a registration. APP agreed to indemnify the holders of these registration rights, and each selling holder has agreed to indemnify APP, against liabilities under the Securities Act, the Securities Exchange Act or other applicable federal or state law.

Common Stock

In March 1996, in connection with APP’s formation, APP sold 20,000,000 shares of common stock to ABI for $1,000.00. In October 1996, APP sold 1,052,640 shares to Premier Purchasing Partners, L.P. (“Premier”), a hospital group purchasing organization, for $100.00.

Pursuant to an agreement that expired March 31, 2001, Premier earned, at no cost, additional common shares of APP common stock based upon the level of APP’s sales to Premier’s partners. APP accrued for the shares, at their estimated fair value, as Premier earned the shares. The estimated fair value of shares earned by Premier amounted to $1.8 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively, and were classified as a reduction of net sales in the accompanying statements of operations. As of December 31, 2001, 1,861,953 shares had been earned by and issued to Premier. In 2002, Premier did not earn any shares, and no shares were issued, and Premier has no further ability to earn shares of the Company since March, 2001.

Treasury Stock

On July 29, 2002, APP repurchased all 2,914,593 shares of our common stock held by Premier for $30.3 million in cash including transaction costs. In addition, on August 28, 2002, APP repurchased 452,284 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6.0 million in cash pursuant to a stock repurchase program adopted by APP’s Board of Directors on July 26, 2002.

On December 10, 2002, the Company’s Board of Directors approved the additional repurchase, from time-to-time, of up to $20.0 million of the Company’s common stock through open market purchases and privately negotiated transactions. No repurchases were made under the additional repurchase authorization in 2002.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    STOCK OPTIONS

1997 Stock Option Plan

During 1998, APP’s Board of Directors authorized the 1997 Stock Option Plan (“1997 Plan”). Under the 1997 Plan, options to purchase shares of APP’s common stock may be granted to certain employees and directors with an exercise price equal to the estimated fair market value of APP’s common stock on the date of grant. The stock options have a term of 10 years with a vesting period of four years. In accordance with the terms of the 1997 Plan, options granted to employees on or before December 1, 1999 vested immediately upon completion of APP’s initial public offering on December 14, 2001. No further options will be granted under the 1997 Plan.

2001 Stock Incentive Plan

In December 2001, APP’s Board of Directors authorized the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan provides for the grant of incentive stock options to employees, including officers and employee directors, non-qualified stock options to employees, directors and consultants, and other types of awards. All future option grants will be made solely under the 2001 Plan. At December 31, 2002, there are 5,068,220 options available for grant, and 8,128,199 common shares are reserved for the exercise of stock options under the 2001 Plan. The number of shares reserved for issuance will increase annually on the first day of each fiscal year beginning in 2002 by an amount equal to the lesser of a) 4,000,000 shares, b) 5% of the total number of shares outstanding as of that date, or c) a number of shares as determined by APP’s Board of Directors.

APP’s Board of Directors, or a committee designated by the Board of Directors, administers the 2001 Plan and has authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of grantees.

The exercise price of all options granted under the 2001 Plan will be determined by APP’s Board of Directors or a committee designated by APP’s Board of Directors, but in no event will this price be less than the fair market value of our common stock on the date of grant, unless otherwise determined by the Board of Directors with respect to non-qualified stock options.

2001 Non-Employee Director Stock Option Program

The 2001 Non-Employee Director Stock Option Program (“2001 Program”) was adopted as part, and is subject to the terms and conditions, of the 2001 Plan. The 2001 Program establishes an automatic option grant program for the grant of awards to non-employee directors.

The 2001 Program will be administered by APP’s Board of Directors or a committee designated by the Board of Directors. Also, the Board of Directors or a committee designated by the Board of Directors will determine the terms and conditions of awards, and construe and interpret the terms of the program and awards granted under the program. Non-employee directors may also be granted additional incentive awards, subject to the discretion of the Board of Directors or a committee designated by the Board of Directors.

Stock Option Grants to Non-Employee Directors

On July 16, 2002, APP’s Board of Directors approved the grant of an option to purchase 7,500 shares of APP’s common stock at $4.00 per share to a non-employee director. The options vested immediately. Compensation expense of $0.1 million associated with these options was recorded for the year ended December 31, 2002.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, APP’s Board of Directors approved the grant of options as of December 10, 1998, to two non-employee directors to purchase 25,000 shares of APP’s common stock at $3.00 per share. Options for 1,000 shares vested immediately upon grant and the remaining options vested ratably for board meetings attended by the option holders after December 10, 1998.

Stock Option Activity

Stock option activity is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2000	3,252,350	$1.95
Granted	620,514	4.00
Exercised	(27,660)	1.00
Forfeited	(173,125)	3.37

Outstanding at December 31, 2000	3,672,079	2.24	2,073,658	$1.26

Granted	1,277,000	8.85
Exercised	(1,281,325)	0.13
Forfeited	(213,315)	4.11

Outstanding at December 31, 2001	3,454,439	5.29	1,752,792	3.28

Granted	400,300	15.18
Exercised	(583,197)	3.28
Forfeited	(211,563)	10.99

Outstanding at December 31, 2002	3,059,979	$6.65	1,596,922	$4.22

The weighted average fair value of options granted was $9.48, $9.70 and $2.45 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table summarizes information about all stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 3.00—$6.00	2,267,954	6.7	$4.14	1,481,672	$3.59
$ 6.01—$12.00	289,850	8.6	10.14	65,050	10.00
$12.01—$14.50	90,800	9.6	12.86	—	—
$14.51—$16.00	229,675	8.8	15.45	50,200	15.57
$16.01—$19.30	181,700	9.8	18.16	—	—

	3,059,979	7.3	$6.65	1,596,922	$4.22

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In connection with the granting of certain options to employees and directors before APP’s initial public offering, the amount of related compensation recognized was determined by APP to be the difference between the stock option exercise price and the fair value of APP’s common stock at that date as estimated by APP’s management for financial reporting purposes. For these stock options, the related compensation was recorded as deferred stock-based compensation that is classified as a reduction of stockholders’ equity and is amortized to expense on an accelerated basis using the graded vesting method over the options’ vesting periods. Such expense amounted to $2.3 million, $2.5 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The remaining amount of stock-based compensation during the years ended December 31, 2002 and 2000 relates to stock options granted to non-employee directors.

11.    INCOME TAXES

Deferred tax assets and liabilities consist of the following:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Inventory	$1,493	$1,113
Depreciation	1,816	1,058
Amortization of non-qualified stock option discounts	479	—
Customer discounts	—	368
Liability to VivoRx	—	8,961
Other accruals and reserves	5,157	3,464

Total deferred tax assets	8,945	14,964
Deferred tax liabilities:
Organization costs	(342)	(233)
Other accruals and reserves	(701)	(751)

Total deferred tax liabilities	(1,043)	(984)

Net deferred tax asset	$7,902	$13,980

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income tax consists of the following:

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$29,877	$7,764	$5,811
State	6,299	2,123	1,588
Foreign	205	10	—

Total current	36,381	9,897	7,399
Deferred:
Federal	(2,457)	(302)	(1,604)
State	(824)	(56)	(321)
Liability to VivoRx	—	—	(10,512)

Total deferred	(3,281)	(358)	(12,437)

Total provision (benefit) for income taxes	$33,100	$9,539	$(5,038)

The amount of our allocated current liability for income taxes accounted through the due from ABI account was $0.4 million and $7.8 million for the years ended December 31, 2002 and 2001, respectively. Since our December 14, 2001 initial public offering, we have not been included in ABI’s consolidated federal income tax return. All allocated income taxes have been accounted for through the intercompany account with ABI.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2002	2001	2000
Tax provision at statutory federal rate	35.0%	35.0%	(34.0)%
State income taxes, net of federal income tax benefit	5.2	6.1	(4.3)
Nondeductible expenses	2.1	1.9	1.8

Effective tax rate	42.3%	43.0%	(36.5)%

12.    REGULATORY MATTERS

The Company is subject to regulatory oversight by the United States Food and Drug Administration (“FDA”) and other regulatory authorities with respect to the development and manufacturing of its products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Current management has designed a system of controls to attempt to ensure compliance with regulatory requirements.

13.    LITIGATION

VivoRx, Inc. and VivoRx Diabetes, Inc.

During 1999, VivoRx brought an action against ABI, the Company and the Company’s chairman and chief executive officer relating to the development of the businesses of ABI and the Company while the Company’s chairman and chief executive officer was also serving as the chief executive officer and chairman of VivoRx.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This action was settled in February 2001 with ABI obtaining clear title and ownership to its intellectual property, including the intellectual property underlying ABI’s ABI-007 product candidate. Under the settlement, the Company was jointly and severally liable with ABI to pay VivoRx the remaining obligations under the settlement agreement. ABI paid the outstanding $24.0 million settlement obligation in full in 2002. The respective boards of directors of the Company and of ABI, in consultation with litigation counsel, passed resolutions allocating $3.4 million of the total $34.0 million settlement obligation to American Pharmaceutical Partners and the remaining $30.6 million to American BioScience. The allocation of the settlement was primarily based upon ABI obtaining clear title and ownership to its intellectual property, including the intellectual property underlying ABI’s ABI-007 product candidate, and, accordingly, being the primary beneficiary of the settlement.

Notwithstanding the agreed upon allocation of the settlement obligation between ABI and APP, in the year ending December 31, 2000, we recorded the entire $30.4 million net present value of the VivoRx litigation settlement as a loss on litigation settlement in the accompanying consolidated statements of operations. During 2002, ABI paid in full the $24.0 million balance originally due VivoRx, Inc.

Other

A complaint was filed against us related to a manufacturing and distribution agreement. In response, we filed a cross-complaint. The parties reached a settlement in March 2000, resulting in a gain of $0.75 million and $2.0 million during the years ended December 31, 2001 and 2000, respectively. These gains are included in litigation settlements, net in the accompanying consolidated statements of operations.

The Company is from time to time subject to claims and litigation arising in ordinary courses of business. These claims have included assertions that the Company’s products infringe existing patents and also claims that the use of the Company’s products has caused personal injuries. The Company intends to defend vigorously any such litigation that may arise under all defenses that would be available to the Company. In the opinion of management, the ultimate outcome of proceedings of which management is aware, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

14.    NET SALES BY PRODUCT

Net sales by product line is as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Oncology	$61,204	$31,179	$36,558
Anti-infective	74,082	54,721	46,987
Critical care	135,370	100,397	79,232
Contract manufacturing	5,840	6,416	6,525
Other	978	1,070	975

	277,474	193,783	170,277
Less fair value of common shares earned by Premier	—	(1,754)	(4,782)

	$277,474	$192,029	$165,495

Estimated net sales to the Company’s wholesalers of products resold to Premier’s members included in above amounts	$59,720	$53,881	$51,153

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly data for 2002 and 2001 are as follows:

	2002
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$53,852	$69,039	$70,599	$83,984
Gross margin	$22,988	$33,719	$33,282	$46,973
Net income	$5,107	$11,055	$10,586	$18,451
Net income applicable to common stock	$5,107	$11,055	$10,586	$18,451
Income per common share:
Basic	$0.10	$0.22	$0.22	$0.39
Diluted	$0.10	$0.21	$0.21	$0.38

	2001
	First	Second	Third	Fourth
Net sales	$39,034	$48,074	$49,290	$55,631
Gross margin	$11,868	$18,273	$16,212	$24,057
Net income	$797	$3,845	$2,671	$5,315
Net income applicable to common stock	$547	$3,595	$2,421	$5,114
Income per common share:
Basic	$0.02	$0.16	$0.10	$0.18
Diluted	$0.01	$0.09	$0.06	$0.12

16.    EVENTS SUBSEQUENT TO DECEMBER 31, 2002

From the period between December 31, 2002 and March 19, 2003, we repurchased 1,064,055 shares or our common stock on the open market for $20.0 million. These repurchases were funded through APP’s internal cash resources and the shares will be held as treasury shares to be used for general corporate purposes.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our 2003 Proxy Statement for the 2003 Annual Meeting of Stockholders. In addition, information regarding our executive officers is incorporated by reference from the information contained under the caption “Executive Officers of the Registrant” in Part I of this report. Further, information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement.

Item 11.    Executive Compensation

The information regarding executive compensation is incorporated by reference to the information under the captions “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in our 2003 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in our 2003 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information about certain relationships and related transactions is set forth in our 2003 Proxy Statement, under the caption “Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.    Exhibits, Financial Statements Schedule and Reports on Form 8-K

(a)	(1) Financial Statements

The following consolidated financial statements of American Pharmaceutical Partners, Inc. are included in Part II, Item 8 of this Report:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001  and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

The following consolidated financial statement schedule of American Pharmaceutical Partners, Inc. is filed as part of this Report:

Schedule II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(1)	Bylaws of the Registrant

4.1		Reference is made to Exhibits 3.1 and 3.2

4.2	(2)	Specimen Stock Certificate of the Registrant

4.3	(3)	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock

10.1	(4)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2	(3)	1997 Stock Option Plan

10.3	(3)	2001 Stock Incentive Plan, including forms of agreements thereunder

10.4	(3)	2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.6	(3)	Office Lease Agreement dated January 29, 1999 between the Registrant and Woodfield Executive Center, Inc.

10.7	(3)	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

10.8	(4)	Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and American BioScience

10.9	(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.10	(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.11	(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.12	(2)	Manufacturing Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.13	(4)	Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Derek J. Brown

10.14	(4)	Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Jeffrey M. Yordon

10.15	(4)	Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Jack C. Silhavy

10.16	(1)	Corporate Agreement, dated as of December 12, 1997, between the Registrant and Premier Purchasing Partners, L.P., including an amendment thereunder

10.17	(2)	Group Purchasing Agreement, dated as of December 12, 1997, between the Registrant and Premier Purchasing Partners, L.P., including an amendment thereunder

10.19	(5)

Credit Agreement, dated as of December 14, 2001, between the Registrant, Canadian Imperial Bank of Commerce, Bank of America, N.A., UBS Warburg LLC, and the several lenders from time to time parties thereto

10.20	(6)	Stock Purchase Agreement between the Registrant and Premier Purchasing Partners, L.P. dated July 26, 2002.

10.21	(7)	Stock Purchase Agreement dated August 28, 2002 between the Registrant and Biotechnology Development Fund, LP, a Delaware limited partnership.

10.22	(7)	Compensation Protection Agreement, dated as of August 19, 2002, between the Registrant and Nicole S. Williams.

21.1	(1)	List of Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP, Independent Auditors

99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(6)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2002.

(7)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

FINANCIAL SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

A	B	C	D	E
Year Ended December 31,	Balance at Beginning of Period	(1) Additions	(2) Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2002	$400	$401	$—	$801
2001	$436	$222	$258	$400
2000	$279	$467	$310	$436

(1)	Provision for bad debts charged to expense.
(2)	Accounts receivable written-off or collections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 19th day of March 2003.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

By:	/s/ PATRICK SOON SHIONG, M.D.
Patrick Soon Shiong, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK SOON SHIONG, M.D. Patrick Soon Shiong, M.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 19, 2003

/s/ DEREK J. BROWN Derek J. Brown	Chief Operating Officer and Director	March 19, 2003

/s/ JEFFREY M. YORDON Jeffrey M. Yordon	Chief Operating Officer and Director	March 19, 2003

/s/ NICOLE S. WILLIAMS Nicole S. Williams	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2003

/s/ KIRK K. CALHOUN Kirk K. Calhoun	Director	March 19, 2003

/s/ DAVID S. CHEN, PH.D. David S. Chen, Ph.D.	Director	March 19, 2003

/s/ STEPHEN D. NIMER, M.D. Stephen D. Nimer, M.D.	Director	March 19, 2003

/s/ LEONARD SHAPIRO Leonard Shapiro	Director	March 19, 2003

CERTIFICATION

I, Patrick Soon-Shiong, certify that:

1.	I have reviewed this report on Form 10-K of American Pharmaceutical Partners, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ PATRICK SOON-SHIONG
Patrick Soon-Shiong Chief Executive Officer

CERTIFICATION

I, Nicole S. Williams, certify that:

1.	I have reviewed this report on Form 10-K of American Pharmaceutical Partners, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ NICOLE S. WILLIAMS
Nicole S. Williams Chief Financial Officer