Form 10-Q
period 2003-03-31
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2003-05-13
CIK 1141399

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-31781

American Pharmaceutical Partners, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of Incorporation)	(I.R.S. Employer Identification No.)

1101 Perimeter Drive, Suite 300
Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

(847) 969-2700
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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as determined by rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of May 9, 2003, the registrant had 46,095,932 shares of $0.001 par value Common Stock outstanding.

American Pharmaceutical Partners, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2003	December 31, 2002

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$31,799	$39,771
Accounts receivable, net	21,981	21,278
Inventories	81,876	77,736
Prepaid expenses and other current assets	4,574	3,610
Deferred income taxes	5,698	5,698

Total current assets	145,928	148,093
Deferred income taxes	2,880	2,204
Property, plant and equipment, net	63,738	62,637
Investment in Drug Source Co., LLC	3,385	3,178
Product license rights, net	1,445	1,460
Deferred financing costs, net	3,191	3,404

Total assets	$220,567	$220,976

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,355	$13,670
Accrued expenses	28,558	26,598

Total current liabilities	39,913	40,268
Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 50,460,567 and 50,243,532 shares issued in 2003 and 2002, respectively	50	50
Additional paid-in capital	192,489	189,630
Amounts due from American BioScience, Inc.	(22,445)	(22,567)
Deferred stock-based compensation	(2,118)	(1,976)
Retained earnings	68,912	51,857
Accumulated other comprehensive income (loss)	40	(11)
Less treasury stock at cost, 4,430,932 common shares in 2003 and 3,366,877 in 2002	(56,274)	(36,275)

Total stockholders’ equity	180,654	180,708

Total liabilities and stockholders’ equity	$220,567	$220,976

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Net sales	$81,345	$53,852
Cost of sales	35,185	30,864

Gross margin	46,160	22,988
Operating expenses:
Research and development	6,076	4,325
Selling, general and administrative	11,320	9,306
Stock-based compensation	422	862
Equity in net income of Drug Source Co., LLC	(104)	(441)

Total operating expenses	17,714	14,052

Income from operations	28,446	8,936
Interest income	466	508
Interest expense	(6)	(422)

Income before income taxes	28,906	9,022
Provision for income taxes	11,851	3,915

Net income	$17,055	$5,107

Income per common share:
Basic	$0.36	$0.10

Diluted	$0.35	$0.10

Interest income includes interest earned from American BioScience, Inc. as follows:	$315	$293

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$17,055	$5,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,491	2,223
Amortization	228	228
Imputed interest on liability to VivoRx, Inc.	—	415
Stock-based compensation	422	862
Deferred income taxes	(676)	(170)
Equity in net income of Drug Source Co., LLC	(207)	(441)
Income tax benefit on stock option exercises	811	536
Changes in operating assets and liabilities:
Accounts receivable, net	(703)	(5,720)
Inventories	(4,140)	(8,937)
Prepaid expenses and other current assets	(964)	(246)
Accounts payable and accrued expenses	45	1,528

Net cash provided by (used in) operating activities	14,362	(4,615)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,592)	(3,285)

Net cash used in investing activities	(3,592)	(3,285)
Cash flows from financing activities:
Proceeds from the exercise of stock options	657	436
Proceeds from the sale of stock under employee retirement and stock purchase plans	427	—
Distribution payable to American BioScience, Inc.	—	(60,000)
(Increase) decrease in amounts due from American BioScience, Inc.	122	(679)
Payment of financing costs	—	(109)
Purchase of treasury stock	(19,999)	—
Proceeds from the issuance of common stock, net	—	20,088

Net cash used in financing activities	(18,793)	(40,264)
Effect of foreign currency translation	51	—

Decrease in cash and cash equivalents	(7,972)	(48,164)
Cash and cash equivalents at beginning of period	39,771	96,688

Cash and cash equivalents at end of period	$31,799	$48,524

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet information at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method.  Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying consolidated statements of income. Research and development costs included purchases from Drug Source Company for $0.2 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.  Inventory included purchases from Drug Source Company of $0.5 million at March 31, 2003 and $1.8 million at December 31, 2002, at both periods consisting solely of raw materials to be used in product development activities. There were no purchases included in inventory for the period ending March 31, 2002.  There was no inventory purchased from Drug Source Company for use in commercial product for the three-month periods ended March 31, 2003 or 2002.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2)     Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on March 31. Both of the three-month periods ended March 31, 2003 and 2002 contained 13 weeks.

(3)     Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,

	2003	2002

	(in thousands except per share data)
Basic and dilutive numerator:
Net income applicable to common stock	$17,055	$5,107

Denominator:
Weighted-average common shares outstanding - basic	46,756	49,497
Net effect of dilutive securities:
Stock options and restricted stock awards	1,841	2,108

Weighted-average common shares outstanding- diluted	48,597	51,605

Income per common share - basic	$0.36	$0.10

Income per common share - diluted	$0.35	$0.10

(4)     Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 141” and “SFAS No. 142”).  Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 did not have any impact on our statements of income or financial position.

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

(5)     Transactions with American BioScience, Inc.

Product License and Manufacturing Agreements

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. (“ABI”) under which we acquired the exclusive rights to market and sell ABI-007 in North America for indications relating to breast, lung, ovarian and prostate cancers and other cancers, and have paid the up-front licensing fees under that agreement. American BioScience is responsible for conducting the clinical studies of ABI-007 and for substantially all costs associated with the development of ABI-007, except that we provided $2.0 million of ABI-007 in 2001 for use in clinical trials. The cost of the clinical product was charged to research and development expense in 2001.

We are required to make payments to ABI in association with certain regulatory milestones.  With respect to the first potential ABI-007 indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an ABI-007 NDA, meaning that the FDA has found the NDA complete on its face in all respects.  Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay ABI an additional $15.0 million.  Other ABI-007 indications under study, including lung, ovarian and prostate cancers, trigger further payments to ABI, similarly tied to regulatory achievements, but only once ABI-007 has received NDA approval related to a breast cancer indication.  Such payments generally total $17.5 million per agreed indication.  We have the option not to make one or more of the milestone payments tied to indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

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

Future profit from any ABI-007 sales and licenses in North America would be shared equally between American Pharmaceutical Partners and American BioScience.  Under the license agreement, profit equates to net sales reduced by cost of goods sold, selling expenses (including pre-launch expenses and sales force costs) and an appropriate allocation of related general and administrative expenses. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

In November 2001, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABI-007 for American BioScience and its licensees for sales outside North America. Under this agreement, we have the exclusive right to manufacture ABI-007 for sales in North America for a period of three years and the non-exclusive right to manufacture ABI-007 for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

In January 2002, we paid the initial $60.0 million license payment to American BioScience, which had been accrued as of December 31, 2001.  Because American BioScience is our majority stockholder, we recorded the initial ABI-007 license payment at American BioScience’s book value, which was zero.  Accordingly, the payment was accounted for as a distribution of stockholders’ equity to American BioScience.  Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.  For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period.

     Loans to American BioScience, Inc.

In the past, prior to our licensing of ABI-007, we made loans to American BioScience, our majority stockholder, which were reflected in various promissory notes.  Contemporaneous to the license and manufacturing agreements, on December 14, 2001 we received a demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance (“Demand Note”).  The current Demand Note was entered into in connection with the new credit facility, is capped at $23.0 million and bears interest at a rate equal to the rate of interest on our credit facility, 5.5% at March 31, 2003. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or the cumulative payment by American Pharmaceutical Partners of $75.0 million of profit on ABI-007 to American BioScience.  As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

We charge payments made on American BioScience’s behalf related to labor and other costs directly related to new product development, income taxes, interest and an agreed allocation of administrative costs to the American BioScience loan account. A summary of activity in the amounts due from American BioScience, which is classified as a reduction of stockholders equity in the accompanying consolidated balance sheets, follows:

	March 31, 2003	December 31, 2002

	(in thousands)
Balance at beginning of year	$22,567	$20,957
Payments on behalf of ABI:
New product development	222	6,108
Interest charged to ABI	315	1,244
Other	7	107
Reductions in lieu of income tax liability	—	(404)
Repayments by ABI	(666)	(5,445)

	$22,445	$22,567

(6)     Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002

	(in thousands)
Finished goods	$32,400	$26,268
Work in process	12,788	14,171
Raw materials	36,688	37,297

	$81,876	$77,736

Inventory increased due primarily to higher stocking levels of certain products previously on backorder and so as to provide improved customer service and to support increased sales volume.

(7)     Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2003	December 31, 2002

	(in thousands)
Sales and marketing	$7,817	$9,389
Legal and insurance	7,633	7,137
Accrued income taxes	7,552	1,229
Payroll and employee benefits	4,599	7,470
Other	957	1,373

	$28,558	$26,598

(8)     Credit Facility

Our credit facility is comprised of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires December 14, 2006.              In the first quarter, the credit agreement was amended to increase the 2003 limit on capital expenditures from $25.0 million to $35.0 million.  Additionally, during April 2003, the credit facility was amended, for a period of up to six months, to permit the reacquisition of up to $20.0 million of our common stock, subject to our having at least $10.0 million in cash on hand and no borrowings outstanding under the credit facility at the time of repurchase.

There were no outstanding balances under the revolving lines of credit at March 31, 2003 or December 31, 2002. The interest rate under the revolving line equals the sum of an adjustable margin rate (1.25% as of March 31, 2003) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the Eurocurrency rate, as defined.

Borrowings under the credit facility are collateralized by substantially all of our assets. The credit facility prohibits us from paying dividends and includes various other covenants and restrictions. At March 31, 2003, we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses a 3.75% fee on the face amount of commercial and standby letters of credit. The letters of credit are payable on demand. There were no outstanding letters of credit at March 31, 2003.

During the three months periods ending March 31, 2003 and 2002, no interest expense was capitalized.

(9)     Exercise of Over-allotment Option

On January 10, 2002, the underwriters of our December 2001 initial public offering exercised in full their over-allotment option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share. As a result of this exercise, in the 2002 first quarter we received proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

(10)     Stock Options and Restricted Stock

During the three months ended March 31, 2003, options for the purchase of 349,700 shares of our common stock were granted at an average exercise price of $17.34 and options for 180,940 shares were exercised at an average exercise price of $3.63. Stock based compensation charges were $0.4 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively.

On February 25, 2003, 28,000 of restricted common shares, having a market value on that date of $22.03 per share, were issued under the 2001 Stock Option Plan.  Three-quarters of the shares vest three years from date of grant with the remainder vesting four years from the date of grant.  Compensation expense related to restricted stock grants is based upon the market price on date of grant, charged to earnings on a straight-line basis over the vesting period.  Compensation expense related to the restricted shares was insignificant in the three months ending March 31, 2003.  This restricted stock grant will result in compensation expense of approximately $0.2 million for the current fiscal year ending December 31, 2003.

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”) for the three months ended March 31:

(in thousands, except per share data)	2003	2002

Net income, as reported	$17,055	$5,107
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	248	492
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(680)	(537)

Pro forma net income	$16,623	$5,062

Net income per common share:
Basic - as reported	$0.36	$0.10
Basic - pro forma	$0.36	$0.10
Diluted - as reported	$0.35	$0.10
Diluted - pro forma	$0.34	$0.10

(11)     Treasury Stock

On July 29, 2002, we repurchased all 2,914,593 shares of our common stock held by Premier for $30.3 million in cash including transaction costs. In addition, on August 28, 2002, we repurchased 452,284 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6.0 million in cash pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002.

During the period between December 31, 2002 and March 19, 2003, we repurchased 1,064,055 shares of our common stock on the open market for $20.0 million pursuant to a stock repurchase program approved by our Board of Directors on December 10, 2002.

These repurchases were funded using internal cash resources and the shares will be held as treasury shares to be used for general corporate purposes.

Additionally, on April 24, 2003, our Board of Directors approved the repurchase, from time-to-time, of up to an additional $20.0 million of our common stock through open market purchases and privately negotiated transactions.

(12)     Litigation

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of such proceedings of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation.

(13)     Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Oncology	$19,326	$9,483
Anti-infective	22,356	14,600
Critical care	38,141	28,056
Contract manufacturing	1,292	1,455
Other	230	258

	$81,345	$53,852

(14)     Enterprise Resource Planning System

In March 2002, we entered into various licensing and support agreements for the implementation of a new enterprise resource planning (ERP) business system application. Through March 31, 2003, we had capitalized $8.7 million for license fees, hardware and other costs for this project.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

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

Overview
American Pharmaceutical Partners, Inc. is a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products.  Currently,  we market and manufacture over 130 generic injectable pharmaceutical products in more than 350 dosages and formulations.  The generic injectable pharmaceutical marketplace is characterized by additional competitors entering the market for specific products, forcing existing sellers to lower prices on those products to maintain market share. Generally, we select products for development that we believe will provide higher returns, are innovative and we strive to be the first to launch new products to capture market share and optimize growth. Our strategy has been to launch a number of new products approved via abbreviated new drug applications (ANDAs), each year to drive increases in revenue and gross margin. As a result of this strategy, to date in 2003 we have received FDA approval of two final and two tentative ANDAs and in 2002, we received approval for 13 ANDAs.  We presently have 11 ANDAs  pending with the FDA and more than 50 injectable products in various stages of development.  These products are spread evenly over our three areas of focus: oncology, anti-infectives and critical care.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended March 31,

	2003	2002

Net sales	100.0	100.0
Cost of sales	43.3	57.3

Gross margin	56.7	42.7
Operating expenses:
Research and development costs	7.5	8.0
Selling, general and administrative expenses	13.9	17.3
Stock-based compensation	0.5	1.6
Equity in net income of Drug Source Co., LLC	(0.1)	(0.8)

Total operating expenses	21.8	26.1

Income from operations	34.9	16.6
Interest income	0.6	1.0
Interest expense	—	(0.8)

Income before income taxes	35.5	16.8
Provision for income taxes	14.5	7.3

Net income	21.0	9.5

     Three Months Ended March 31, 2003 and 2002

          Net sales.    Net sales increased $27.5 million, or 51%, to $81.3 million for the three months ended March 31, 2003 versus $53.9 million in the same period last year.  The increase was due primarily to eight new product launches during the prior fiscal year and sales of more mature products at higher margins to fill unmet market needs.  Products within each of the anti-infective, oncology and critical care categories launched over the course of 2002 contributed significantly to first quarter 2003 net sales increase.

          Cost of sales.    Cost of sales was $35.2 million, or 43.3% of net sales, and $30.9 million, or 57.3% of net sales, in the first quarters of 2003 and 2002, respectively. The reduction in cost of sales as a percentage of net sales was primarily due to the introduction of new, higher margin products and to higher margin market opportunities for certain existing products. Newly approved and marketed generic injectable products typically yield significantly higher gross margins than do mature products. The 2003 decline in cost of sales as a percentage of net sales also benefited from efficiencies gained from higher unit production volumes, reflecting both strong demand for our products and resulting higher ending finished goods inventory.

          Research and development.    Research and development costs were $6.1 million and $4.3 million in the 2003 and 2002 first quarters, respectively. The $1.8 million increase resulted primarily from increased use of raw materials and increased product development activity.

          Selling, general and administrative (“SG&A”).    SG&A expense was $11.3 million, or 13.9% of net sales, and $9.3 million, or 17.3% of net sales, in the first quarters of 2003 and 2002, respectively, an increase of $2.0 million, or 22%. The increase in SG&A expense was primarily due to increased staffing requirements resulting from rapid sales growth and higher insurance and risk management costs.

          Stock-based compensation.    Stock-based compensation was $0.4 million and $0.9 million in the 2003 and 2002 first quarters, respectively. Stock-based compensation expense results primarily from the issuance, prior to the our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.

          Equity in Drug Source Co., LLC.    Drug Source Co., LLC (“DSC”), is a 50% owned company, which acts as a selling agent of raw material to the pharmaceutical industry, including American Pharmaceutical Partners. Our first quarter 2003 purchases from DSC consisted of $0.2 million of raw materials purchased for use in our research and development activities. No materials were purchased for use in our commercial injectable products in the 2003 first quarter.  Because our 50% ownership interest in DSC does not provide financial or operational control of the entity, we account for our interest in DSC under the equity method. Our equity in income of DSC was $0.1 million in the first quarter of 2003 as compared to $0.4 million in the first quarter of 2002.

          Interest income.    Interest income was $0.5 million in each of the 2003 and 2002 first quarters.  Interest income consists primarily of interest earned on the intercompany note from ABI and invested cash.

          Interest expense.    Interest expense was nil in the 2003 first quarter as compared to $0.4  million in the same period last year.  Interest expense in the prior year period resulted from imputed non-cash interest on a litigation settlement.

          Provision for income taxes.    Income tax expense was $11.9 million and $3.9 million in the 2003 and 2002 first quarters, respectively.  The effective tax rate was at 41.0% and 43.4% for 2003 and 2002 first quarters, respectively, with the decline in effective rates due primarily to a shift in the mix of our taxable state income.

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

Revenue recognition

We recognize revenue from the sale of a product when that product is shipped to a customer, acceptance terms are fulfilled and no significant contractual obligations remain. We sell a majority of our products to wholesalers, who generally sell our products to hospitals or alternative healthcare facilities at contractual prices previously agreed upon between us and group purchasing organizations, or GPOs, on behalf of such end users. GPOs enter into collective purchasing contracts with pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their members. We invoice wholesalers at our wholesale list price. Net sales represent our wholesale list price offset by wholesaler chargebacks, further adjusted for estimated discounts and contractual allowances, including GPO fees. Wholesaler chargebacks represent the difference between the wholesale list price and the estimated contractual sales price, based upon our historical experience ratings.

The most significant estimates that affect net sales are wholesaler chargebacks, sales credits and cash discounts. The wholesaler chargeback calculation is computed as described in the following paragraph. The allowances for doubtful accounts, cash discounts and sales credits are estimated monthly by applying historical percentages (based on credits issued for each category), which are reassessed periodically, to the product sales for the month.

Chargebacks

The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously contractually established between the end user and American Pharmaceutical Partners, most often through a GPO.

When we initially record a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by the difference between the list price and the estimated average end-user contract price. This is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted-average contract price. Thus, a contra asset is established, reducing the initial wholesaler receivable by the difference between the initial list price and the estimated, ultimate end-user selling price. In addition, cash advance credits are also periodically issued to wholesalers as a standard trade practice and an estimated reserve for such discounts is established at the time of sale. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us (“chargeback”) for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated contra asset.

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

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. We have made, and intend to make, substantial investment in research and development to expand our new product offerings and grow our business.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, allocable facilities and professional fees for general, legal and accounting services. We believe that our selling, general and administrative expenses will continue to increase due to the anticipated growth of our business.

Stock-based compensation

Stock-based compensation represents the difference between the exercise price of options or restricted shares granted and the deemed fair value of our common stock on the grant date in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and its related interpretations. We recognize stock-based compensation over the applicable vesting period, typically four years, on an accelerated basis using the graded vesting method in accordance with Financial Accounting

Standards Board Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option Plans.

Liquidity and Capital Resources

Net cash provided by operating activities was $14.4 million in the three months ended March 31, 2003, as compared to net cash used in operations of  $4.6 million in the same period last year. The $19.0 million increase in cash flow from operations in the 2003 first quarter as compared to the prior year resulted primarily from the $11.9 million increase in net income and a $7.6 million slower rate of increase in working capital requirements.

Net cash used in investing activities, consisting exclusively of capital expenditures, was $3.6 million in the three months ended March 31, 2003, as compared to $3.3 million in the first quarter of the prior year. Investing activities primarily consist of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives and infrastructure improvements.

Net cash used in financing activities was $18.8 million and $40.3 million in the three months ended March 31, 2003 and 2002, respectively.  The $18.8 million net use of cash for financing in the 2003 first quarter resulted primarily from the repurchase of 1,064,055 shares of our common stock on the open market for $20.0 million pursuant to a December 10, 2002 authorization by our Board of Directors.  These repurchases were funded using our internal cash resources and will be held as treasury shares and used for general corporate purposes.  Net cash used for financing activities in the 2002 first quarter consisted primarily of the initial $60.0 million payment to our majority stockholder, American BioScience, for ABI-007 product license rights, partially offset by $20.1 million in proceeds from the January 2002 over-allotment exercise.  Due to its related party nature, the $60.0 million license payment to our parent company has been presented as financing activity on the cash flow statement, consistent with its treatment as a direct reduction in stockholders equity on our balance sheet.

Additionally, on April 24, 2003, our Board of Directors approved the repurchase, from time to time, of up to an additional $20.0 million of our common stock through open market purchases and privately negotiated transactions.

Our credit facility is comprised of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires on December 14, 2006.  Borrowings under the credit facility are secured by substantially all of our assets and the credit facility prohibits us from paying dividends and includes other covenants and restrictions.  There were no balances outstanding under our credit facility at March 31, 2003 or December 31, 2002. In the first quarter, the credit agreement was amended to increase the 2003 limit on capital expenditures from $25.0 million to $35.0 million. Additionally, during April 2003, the credit facility was amended, for a period of up to six months, to permit the reacquisition of up to $20.0 million of our common stock, subject to our having at least $10.0 million in cash on hand and no borrowings outstanding under the credit facility at the time of repurchase.

In the past, prior to our licensing of ABI-007, we made loans to American BioScience, our majority stockholder, which were reflected in various promissory notes. Contemporaneous to the license and manufacturing agreements, on December 14, 2001 we received a demand promissory note, which replaced prior notes, form American BioScience for the outstanding loan balance (“Demand Note”). The current Demand Note was entered into in connection with the new credit facility, is capped at $23.0 million and bears interest at a rate equal to the rate of interest on our credit facility, 5.5% at March 31, 2003. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or the cumulative payment by American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

In November 2001, we signed a perpetual license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABI-007 in North America for indications relating to breast, lung, ovarian and prostate cancers and other cancers, and have paid the up-front licensing fees under that agreement. American BioScience is responsible for conducting the clinical studies of ABI-007 and for substantially all costs associated with the development of ABI-007, except that we provided $2.0 million of ABI-007 in 2001 for use in clinical trials. The cost of the clinical product was charged to research and development expense in 2001.

We are required to make payments to ABI in association with certain regulatory milestones.  With respect to the first potential ABI-007 indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an ABI-007 NDA, meaning that the FDA has found the NDA complete on its face in all respects.  Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay ABI an additional $15.0 million.  Other ABI-007 indications under study, including lung, ovarian and prostate cancers, trigger further payments to ABI, similarly tied to regulatory achievements, only once ABI-007 has received NDA approval related to a breast cancer indication.  Such payments generally total $17.5 million per agreed indication.  We have the option not to make one or more of the milestone payments tied to indications if, following breast cancer approval, sales of the product do not meet specified levels.

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

Future profit from any ABI-007 sales and licenses in North America would be shared equally between American Pharmaceutical Partners and American BioScience.  Under the license agreement, profit equates to net sales reduced by cost of goods sold, selling expenses (including pre-launch expenses and sales force costs) and an appropriate allocation of related general and administrative expenses. All costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us.

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

Our capital requirements depend on numerous factors, including: the requirements of our product development; the need for manufacturing expansion and improvement and information technology requirements; increasingly, in late 2003 inventory requirements and prelaunch costs related to the ABI-007 commercialization effort; the requirements of any acquisition strategy that may be adopted by our Board of Directors; and the amount of cash generated by operations. We may also repurchase additional shares of our common stock from time to time, at the discretion of our Board of Directors.  We presently anticipate that our 2003 capital expenditure requirements will range from $30-$35 million.  We believe that our current cash and short-term investments, cash generated from operations and funds available from our revolving line of credit will be sufficient to finance our operations, development and capital expenditures for at least the next 12 months. We may, however, need to raise capital that may not be available on terms favorable or acceptable to us, if at all. In the event we engage in future acquisitions, including the acquisition of our own common stock, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities. Adequate funds for these purposes may not be available when needed or on terms acceptable to us. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new products or reduce our workforce.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 141” and “SFAS No. 142”).  Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives. The effect of adopting SFAS No. 141 and SFAS No. 142 has not had any impact on our statements of operations or financial position.

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

ITEM 4.      CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal proceedings that arise in the ordinary course of business.  We are currently party to several such claims and legal proceedings.  We do not believe that the resolution of these proceedings will have a material adverse effect on our business, our consolidated financial position or results of operations.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 14, 2001, we completed our initial public offering of 9,000,000 shares of common stock at a public offering price of $16.00 per share realizing an aggregate offering price of $144.0 million.  We received proceeds of $133.9 million, net of  $10.1 million in underwriting discounts and commissions. We used $37.7 million of the proceeds to repay in full and terminate our term loan and to repay amounts outstanding under the prior revolving credit facility.  In addition, we incurred expenses of $2.9 million relating to the issuance and distribution of the securities sold.

On January 10, 2002, the underwriters for our initial public offering exercised in full their option to purchase an additional 1,350,000 shares of our common stock at the initial public offering price of $16.00 per share in order to cover over-allotments. As a result of this exercise, we received proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

For the year ended December 31, 2002, $55.0 million of the proceeds from our initial public offering, along with $5.0 million of cash generated from operations, for a total of $60.0 million paid in January, 2002, was used to acquire the ABI-007 license, and $9.0 million of the net proceeds was used for general corporate purposes. Under the ABI-007 license agreement, we acquired the exclusive rights to market and sell ABI-007 in North America. On July 29, 2002, we used $14.9 million of the net proceeds from our public offering, and a like amount of cash generated from operations, to repurchase our common stock from Premier Purchasing Partners, L.P.

During the three months ended March 31, 2003, we used an additional $20.0 million of the proceeds from our initial public offering to repurchase 1,064,055 shares of our common stock on the open market.

We intend to use the remaining net proceeds for general corporate purposes, including working capital, capital expenditures, and potential acquisitions and licensing opportunities.  At this time, we do not have any commitments or agreements with respect to any material acquisition.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 12, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that our board of directors had scheduled our 2003 Annual Meeting of Stockholders to be held on April 24, 2003.

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

Date: May 13, 2003

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

Date:  May 13, 2003

/s/ PATRICK SOON-SHIONG

Patrick Soon-Shiong, M.D. Chief Executive Officer

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

Date:  May 13, 2003

/s/ NICOLE S. WILLIAMS

Nicole S. Williams Chief Financial Officer