Form 10-Q
period 2003-06-30
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2003-08-13
CIK 1141399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

As of August 8, 2003, the registrant had 46,387,538 shares of $0.001 par value Common Stock outstanding.

American Pharmaceutical Partners, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2003	December 31, 2002

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$45,977	$39,771
Accounts receivable, net	25,371	21,278
Inventories	85,487	77,736
Prepaid expenses and other current assets	6,644	3,610
Deferred income taxes	5,698	5,698

Total current assets	169,177	148,093
Deferred income taxes	2,874	2,204
Property, plant and equipment, net	68,527	62,637
Investment in Drug Source Co., LLC	3,779	3,178
Product license rights, net	1,701	1,460
Deferred financing costs, net	2,978	3,404

Total assets	$249,036	$220,976

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,357	$13,670
Accrued expenses	33,192	26,598

Total current liabilities	45,549	40,268
Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 50,706,476 and 50,243,532 shares issued in 2003 and 2002, respectively	51	50
Additional paid-in capital	195,529	189,630
Amounts due from American BioScience, Inc.	(22,882)	(22,567)
Deferred stock-based compensation	(1,774)	(1,976)
Retained earnings	88,730	51,857
Accumulated other comprehensive income (loss)	107	(11)
Less treasury stock at cost, 4,430,932 common shares in 2003 and 3,366,877 in 2002	(56,274)	(36,275)

Total stockholders’ equity	203,487	180,708

Total liabilities and stockholders’ equity	$249,036	$220,976

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net sales	$90,416	$69,039	$171,761	$122,891
Cost of sales	39,790	35,320	74,975	66,184

Gross margin	50,626	33,719	96,786	56,707
Operating expenses:
Research and development	5,067	3,315	11,143	7,640
Selling, general and administrative	12,813	10,587	24,133	19,893
Stock-based compensation	311	566	733	1,428
Equity in net income of Drug Source Co., LLC	(394)	(338)	(498)	(779)

Total operating expenses	17,797	14,130	35,511	28,182

Income from operations	32,829	19,589	61,275	28,525
Interest income	429	567	895	1,075
Interest expense and other	332	(299)	326	(721)

Income before income taxes	33,590	19,857	62,496	28,879
Provision for income taxes	13,772	8,802	25,623	12,717

Net income	$19,818	$11,055	$36,873	$16,162

Income per common share:
Basic	$0.43	$0.22	$0.79	$0.33

Diluted	$0.41	$0.21	$0.76	$0.31

Interest income includes interest earned from American BioScience, Inc. as follows:	$310	$302	$625	$595

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$36,873	$16,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,779	4,570
Amortization	456	455
Imputed interest on liability to VivoRx, Inc.	—	660
Stock-based compensation	733	1,428
Deferred income taxes	(670)	(266)
Equity in net income of Drug Source Co., LLC	(601)	(780)
Income tax benefit on stock option exercises	2,477	900
Changes in operating assets and liabilities:
Accounts receivable, net	(4,093)	(9,847)
Inventories	(7,751)	(11,879)
Prepaid expenses and other current assets	(3,034)	(1,816)
Accounts payable and accrued expenses	6,081	10,791

Net cash provided by operating activities	35,250	10,378
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,939)	(7,047)

Net cash used in investing activities	(10,939)	(7,047)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,654	872
Proceeds from the sale of stock under employee retirement and stock purchase plans	437	—
Distribution paid to American BioScience, Inc.	—	(60,000)
Increase in amounts due from American BioScience, Inc.	(315)	(1,522)
Payment of financing costs	—	(109)
Purchase of treasury stock	(19,999)	—
Proceeds from the issuance of common stock, net	—	20,088

Net cash used in financing activities	(18,223)	(40,671)
Effect of foreign currency translation	118	—

Increase (decrease) in cash and cash equivalents	6,206	(37,340)
Cash and cash equivalents at beginning of period	39,771	96,688

Cash and cash equivalents at end of period	$45,977	$59,348

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet information at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method.  Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying consolidated statements of income.  Research and development costs included purchases from Drug Source Company of $0.2 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively.  Inventory included raw material purchases from Drug Source Company of $0.1 million at June 30, 2003 and $1.8 million at December 31, 2002.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2)     Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on June 30. Both of the three-month periods ended June 30, 2003 and 2002 contained 13 weeks, and both of the six-month periods ended June 30, 2003 and 2002 contained 26 weeks.

(3)     Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands except per share data)
Basic and dilutive numerator:
Net income applicable to common stock	$19,818	$11,055	$36,873	$16,162

Denominator:
Weighted-average common shares outstanding - basic	46,158	49,795	46,465	49,646
Net effect of dilutive securities:
Stock options and restricted stock awards	1,956	1,810	1,903	1,959

Weighted-average common shares outstanding - diluted	48,114	51,605	48,368	51,605

Income per common share - basic	$0.43	$0.22	$0.79	$0.33

Income per common share - diluted	$0.41	$0.21	$0.76	$0.31

(4)     Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires consolidation, beginning July 1, 2003, of entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest through ownership of a controlling voting interest in an entity.

We hold a 50% ownership interest in Drug Source Company, a joint venture with three other partners to purchase raw materials for resale to pharmaceutical companies, including ourselves.  We will continue to account for our investment in Drug Source Company under the equity method.  Accordingly, FIN 46 will not have a material impact on our financial statements or results of operations.

In addition, during the three months ended June 30, 2003 the FASB issued two new standards.  We do not believe that either of these new standards will have a material impact on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003.  This statement amends and clarifies financial accounting and reporting for hedging activities and for derivative instruments (including certain derivative instruments embedded in other contracts.) These changes are intended to improve financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003.  This statement establishes standards for clarifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments could previously be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

(5)     Transactions with American BioScience, Inc.

Product License and Manufacturing Agreements

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABI-007 in North America for indications relating to breast, lung, ovarian, prostate  and other cancers.  Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABI-007 and for substantially all costs associated with the development and obtaining regulatory approval for ABI-007, except that we provided $2.0 million of ABI-007 for use in clinical trials, the cost of which we charged to research and development expense in 2001.  We may receive revenue resulting from this agreement only after our  launch of ABI-007 in North America, which will not occur until after FDA approval is obtained. Even though we anticipate that American BioScience will complete its filing of the NDA for ABI-007 for metastatic breast cancer by the end of 2003, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the $60.0 million value of the licensed product rights acquired, then in late-stage development, the value of American BioScience’s remaining obligation to complete the NDA filing and the value of potential sales of the product under other licensed clinical indications.  The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm.  Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us and within parameters of similar licenses between unrelated parties.  The agreement was unanimously approved by the disinterested members of our Board of Directors with those directors who also have an affiliation with American BioScience recusing themselves from the vote.  There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABI-007 in relation to our licensed product rights and for other purposes.

In December 2001, upon completion of our initial public offering,  we recorded an initial payment to American BioScience of $60.0 million.  In our financial statements, the license agreement was accounted for as an asset contributed by a principal shareholder using the shareholder’s historical cost basis which was zero, and the $60.0 million payment was accounted for as a distribution of stockholders’ equity.  Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.  For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period.

Future milestone payments which will be earned upon achievement of regulatory events prior to FDA approval for each licensed indication will be expensed as achieved, while regulatory milestone payments earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product.  Any future sales based milestone payments will be expensed in the period in which the sales milestone is achieved.

With respect to the first potential ABI-007 indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an NDA for this indication, meaning that the FDA has found the NDA complete on its face in all respects.  Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay American BioScience an additional $15.0 million.  The $10.0 million payment upon FDA acceptance of filing will be expensed in the period of FDA acceptance while the $15.0 million payment related to FDA approval will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment.  Regulatory achievements related to other licensed  indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience, but only after ABI-007 has received NDA approval related to the breast cancer indication.  Such payments generally total $17.5 million per agreed indication.  As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product.  We have the option not to make one or more of the milestone payments tied to indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABI-007 and upon achievement of major annual ABI-007 sales milestones, we would be required to make additional payments which, in the aggregate, could total $110.0 million should annual ABI-007 sales exceed $1.0 billion.  The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year ABI-007 sales in excess of $200.0 million.  Sales milestone payments will be expensed in the period in which the sales milestone is achieved.

Under the license agreement, any profit on ABI-007 net sales in North America would be shared equally between American BioScience and us.   The license agreement defines profit as ABI-007 net sales in North America less cost of goods sold, selling expenses (including pre-launch production and marketing expenses which we will expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses.  We will expense American BioScience’s share of any profit earned in our statements of income.  Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

In November 2001, along with the license agreement for ABI-007, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABI-007 for American BioScience and its licensees for sales outside North America. Under this agreement, we have the exclusive right to manufacture ABI-007 for sales in North America for a period of three years and the non-exclusive right to manufacture ABI-007 for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

Loans to American BioScience, Inc.

In the past, prior to our licensing of ABI-007, we made loans to American BioScience, our parent, which were reflected in various promissory notes.  The current demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance (“Demand Note”) is capped at $23.0 million and bears interest at a rate equal to the rate of interest on our credit facility, 5.25% at June 30, 2003. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or the cumulative payment by APP of $75.0 million of profit on ABI-007 to American BioScience.  As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

We charge payments made on American BioScience’s behalf related to costs to manufacture product for use by American BioScience in its clinical studies and other costs directly related and in support of American BioScience’s development of ABI-007, income taxes, interest and an agreed allocation of administrative costs to the American BioScience loan account. A summary of activity in the amounts due from American BioScience, which is classified as a reduction of stockholders equity in the accompanying consolidated balance sheets, follows:

	June 30, 2003	December 31, 2002

	(in thousands)
Balance at beginning of year	$22,567	$20,957
Payments on behalf of ABI:
Manufacture of clinical product, regulatory costs and other	861	6,108
Interest charged to ABI	625	1,244
Other	11	107
Reductions in lieu of income tax liability	—	(404)
Repayments by ABI	(1,182)	(5,445)

	$22,882	$22,567

American BioScience

We are a majority owned subsidiary of American BioScience.  American BioScience is a privately held biotechnology company focused on the discovery, development and delivery of next-generation therapeutic compounds including ABI-007 and a variety of biologically active molecules, already existing within the human biological system, for the treatment of life-threatening diseases.  American BioScience’s employees, administration and research facilities are independent, separate and distinct from our operations. Except for our President, Chief Executive Officer and Chairman of our Board of Directors, Patrick Soon-Shiong, M.D., no full time employee of American BioScience is also an employee of ours.  Even though Dr. Soon-Shiong is also the president, chief financial officer and a director of American BioScience, we believe that compensation paid to Dr. Soon-Shiong by us is commensurate with his duties to us.

Under the license agreement, American BioScience is responsible for conducting clinical studies in support of ABI-007 and for substantially all costs associated with the development and obtaining regulatory approval for ABI-007, for each indication licensed to us.  Other than the $2.0 million of ABI-007 that we provided American BioScience in 2001 for use in clinical trials, we have no further obligation under the license agreement for the development or regulatory approval of ABI-007.  Due to the multiple ABI-007 indications which we license, American BioScience’s obligations under the license agreement will be ongoing and we cannot predict when American BioScience will be able to complete the development and regulatory approval of each of these indications.  We anticipate that American BioScience will complete the filing of the NDA for the first indication for which it has an obligation, metastatic breast cancer, by the end of 2003.

American BioScience began research and development work on its nanoparticle drug delivery platform, including ABI-007, in 1994.  Prior to execution of the license agreement, American BioScience had completed multiple pre-clinical animal studies, two Phase I human studies and two Phase II clinical studies.  After execution of the license agreement, American BioScience completed a single Phase III clinical study in metastatic breast cancer as a basis for FDA approval and is in the process of accumulating the data of this Phase III study, which we anticipate to be unblinded and evaluated in the 3rd and 4th quarters of 2003.  In June 2003, American BioScience began the ABI-007 NDA filing process with the pre-submission of the pre-clinical and Chemistry, Manufacturing and Control sections of the NDA under the Fast Track designation granted ABI-007 by the FDA earlier this year, and anticipates completion of the entire filing in 2003.  American BioScience is also conducting a Phase II clinical trial to explore a weekly dosing regimen of ABI-007 in metastatic breast cancer patients in which prior taxane therapy failed and is evaluating ABI-007 in non-small cell lung, ovarian, melanoma and cervical cancers, the rights to which we have licensed.  The results of these Phase I, II and III clinical studies will be used in support of American BioScience’s ABI-007 NDA filing for indications and uses licensed to us by American BioScience, but this data may also support products currently in development by American BioScience for which we did not acquire any rights under the license agreement.

(6)     Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002

	(in thousands)
Finished goods	$32,106	$26,268
Work in process	12,804	14,171
Raw materials	40,577	37,297

	$85,487	$77,736

Inventory increased due to increased raw material inventory in anticipation of new product launches and to facilitate higher finished goods stocking levels of certain products previously on backorder so as to improve responsiveness to customer demand and to support increased sales volume.

(7)     Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2003	December 31, 2002

	(in thousands)
Sales and marketing	$8,914	$9,389
Accrued income taxes	7,900	1,229
Legal and insurance	7,631	7,137
Payroll and employee benefits	7,195	7,470
Other	1,552	1,373

	$33,192	$26,598

(8)     Credit Facility

Our credit facility is comprised of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires December 14, 2006.   In the first quarter of 2003, the credit agreement was amended to increase the 2003 limit on capital expenditures from $25.0 million to $35.0 million.  Additionally, during April 2003, the credit facility was amended, for a period of up to six months, to permit the reacquisition of up to $20.0 million of our common stock, subject to our having at least $10.0 million in cash on hand and no borrowings outstanding under the credit facility at the time of repurchase.

There were no outstanding balances under the revolving lines of credit at June 30, 2003 or December 31, 2002. The interest rate under the revolving line equals the sum of an adjustable margin rate (1.25% as of June 30, 2003) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the Eurocurrency rate, as defined.

Borrowings under the credit facility are collateralized by substantially all of our assets. The credit facility prohibits us from paying cash dividends and includes various other covenants and restrictions. At June 30, 2003, we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses a 3.75% fee on the face amount of commercial and standby letters of credit. The letters of credit are payable on demand. There were no outstanding letters of credit at June 30, 2003.

No interest expense was capitalized during the three and six month periods ending June 30, 2003 and 2002.

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

(10)    Stock Options and Restricted Stock

During the six months ended June 30, 2003, options for the purchase of 462,400 shares of our common stock were granted at an average exercise price of $20.10 and options for 396,802 shares were exercised at an average exercise price of $4.18. Stock based compensation charges were $0.3 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively, and $0.7 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively.

On February 25, 2003, 28,000 of restricted common shares, having a market value on that date of $22.03 per share, were issued under the 2001 Stock Option Plan.  Three-quarters of the shares vest three years from date of grant with the remainder vesting four years from the date of grant.  Compensation expense related to restricted stock grants is based upon the market price on date of grant and  charged to earnings on a straight-line basis over the vesting period.  Compensation expense related to the restricted shares was insignificant in the three and six month periods ending June 30, 2003.  This restricted stock grant will result in compensation expense of approximately $0.2 million for the current fiscal year ending December 31, 2003.

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation :

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$19,818	$11,055	$36,873	$16,162
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	184	322	432	814
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(752)	(554)	(1,432)	(1,091)

Pro forma net income	$19,250	$10,823	$35,873	$15,885

Net income per common share:
Basic - as reported	$0.43	$0.22	$0.79	$0.33
Basic - pro forma	$0.42	$0.22	$0.77	$0.32
Diluted - as reported	$0.41	$0.21	$0.76	$0.31
Diluted - pro forma	$0.40	$0.21	$0.74	$0.31

(11)    Treasury Stock

On July 29, 2002, we repurchased all 2,914,593 shares of our common stock held by Premier Purchasing  Partners, L.P. for $30.3 million in cash including transaction costs. In addition, on August 28, 2002, we repurchased 452,284 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6.0 million in cash pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002.

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

Additionally, on April 24, 2003, our Board of Directors amended our stock repurchase program to authorize, from time-to-time, the repurchase of up to an additional $20.0 million of our common stock through open market purchases and privately negotiated transactions. No repurchases have been made under the April 24, 2003 authorization.

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

(13)    Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Oncology	$23,804	$17,640	$43,130	$27,123
Anti-infective	21,826	15,610	44,182	30,210
Critical care	44,249	33,275	82,390	61,331
Contract manufacturing	424	2,246	1,716	3,701
Other	113	268	343	526

	$90,416	$69,039	$171,761	$122,891

(14)    Enterprise Resource Planning System

In March 2002, we entered into various licensing and support agreements for the implementation of a new enterprise resource planning (ERP) business system application. Through June 30, 2003, we had capitalized $10.8 million in construction in progress for license fees, hardware and other costs related to this project.

(15)    Subsequent Event

On August 8, 2003, the Board of Directors of American Pharmaceutical Partners declared a three-for-two stock split in the form of a stock dividend.  The stock dividend will be paid on September 2, 2003 to stockholders of record on August 18, 2003.  The stock split will require the retroactive restatement of all historical share and per share data in the third quarter ending September 30, 2003.

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

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the difficulty in predicting the outcome or timing of product development efforts and regulatory approvals;

•	the actual results achieved in the ongoing and future clinical trials for ABI-007;

•	the timing of the completion of the ongoing and future clinical trials for ABI-007;

•	the timing of and costs associated with the expected launch of ABI-007;

•	licenses or acquisitions; and

•	relationships and agreements with other parties.

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

Overview

American Pharmaceutical Partners, Inc. is a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products.  Currently,  we market and manufacture over 130 generic injectable pharmaceutical products in more than 350 dosages and formulations.  The generic injectable pharmaceutical marketplace is characterized by additional competitors entering the market for specific products, forcing existing sellers to lower prices on those products to maintain market share. Generally, we select innovative products for development that we believe will provide higher returns.  We strive to develop new products so that we can obtain regulatory approval coincident with expiration of any existing patents which would otherwise block approval or marketing.  It is our goal with certain of the products we develop to be the first generic competitor approved, in order to capture market share and optimize growth, particularly if we are able to secure the 180-day exclusivity available under the law for certain of our products. Our strategy has been to launch a number of new products approved via abbreviated new drug applications (ANDAs), each year to drive increases in revenue and gross margin. As a result of this strategy, to-date in 2003 we have received FDA approval of three final and two tentative ANDAs and in 2002, we received approval for 13 ANDAs.  We presently have 14 ANDAs pending with the FDA and more than 50 injectable products in various stages of development.  These products are spread evenly over our three areas of focus: oncology, anti-infectives and critical care.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	100.0	100.0	100.0	100.0
Cost of sales	44.0	51.2	43.7	53.9

Gross margin	56.0	48.8	56.3	46.1
Operating expenses:
Research and development	5.6	4.8	6.5	6.2
Selling, general and administrative	14.2	15.3	14.0	16.2
Stock-based compensation	0.3	0.8	0.4	1.2
Equity in net income of Drug Source Co., LLC	(0.4)	(0.5)	(0.3)	(0.7)

Total operating expenses	19.7	20.4	20.6	22.9

Income from operations	36.3	28.4	35.7	23.2
Interest income	0.5	0.8	0.5	0.9
Interest expense and other	0.3	(0.4)	0.2	(0.6)

Income before income taxes	37.1	28.8	36.4	23.5
Provision for income taxes	15.2	12.8	14.9	10.3

Net income	21.9	16.0	21.5	13.2

     Three Months Ended June 30, 2003 and 2002

          Net sales.    Net sales increased $21.4 million, or 31%, to $90.4 million for the three months ended June 30, 2003 from $69.0 million in the same period last year.  The increase was due primarily to increased sales of more mature products due to both strong demand and favorable markets, and the benefit of nine new products that were launched over the prior 18 months.  Each of the anti-infective, oncology and critical care categories contributed significantly to the  second quarter 2003 net sales increase, increasing 40%, 35%, and 33%, respectively.

          Cost of sales.    Cost of sales was $39.8 million, or 44.0% of net sales, and $35.3 million, or 51.2% of net sales, in the second quarters of 2003 and 2002, respectively.  As compared to the prior year second quarter, the reduction in cost of sales as a percentage of net sales was primarily due to the introduction of new higher margin products and to strength across our base generic injectable product lines. Newly approved and marketed generic injectable products typically yield significantly higher gross margins than do mature products. As compared to the prior year quarter, the second quarter 2003 decline in cost of sales as a percentage of net sales also benefited from efficiencies gained from higher unit production volumes, reflecting strong demand for our products.

          Research and development.    Research and development costs were $5.1 million and $3.3 million in the 2003 and 2002 second quarters, respectively.   The $1.8 million increase resulted primarily from increased cost of raw material used in development activity and from final pre-production work on products in late-stage development, including ABI-007.

          Selling, general and administrative (“SG&A”).    SG&A expense was $12.8 million, or 14.2% of net sales, and $10.6 million, or 15.3% of net sales, in the second quarters of 2003 and 2002, respectively, an increase of $2.2 million, or 21%. The increase in SG&A expense was primarily due to increased staffing requirements resulting from rapid sales growth and investment in technology and infrastructure.

          Stock-based compensation.    Stock-based compensation was $0.3 million and $0.6 million in the 2003 and 2002 second quarters, respectively. Stock-based compensation expense results primarily from the issuance, prior to the our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.

          Equity in Drug Source Co., LLC.    Drug Source Co., LLC (“DSC”), is a 50% owned company, which acts as a selling agent of raw material to the pharmaceutical industry, including American Pharmaceutical Partners. Our second quarter 2003 purchases from DSC consisted of $0.1 million of raw materials purchased for use in our commercial injectable products. No materials were purchased for use in our research and development activities in the 2003 second quarter.  Because our 50% ownership interest in DSC does not provide financial or operational control of the entity, we account for our interest in DSC under the equity method. Our equity in income of DSC was $0.4 million in the second quarter of 2003 as compared to $0.3 million in the second quarter of 2002.

          Interest income.    Interest income was $0.4 million and $0.6 million  the 2003 and 2002 second quarters, respectively.  Interest income consists primarily of interest earned on the intercompany note from American BioScience and on invested cash.  The reduction in interest income as compared to the prior year quarter was due primarily to lower interest rates and lower average cash investments.

          Interest expense and other.    Interest expense was a credit of $0.3 million in the 2003 second quarter as compared to a charge of $0.3 million in the same period last year.  The 2003 credit resulted primarily from foreign currency exchange gains on the intercompany trading account with Pharmaceutical Partners of Canada, our wholly owned subsidiary. Interest expense in the prior year period resulted from imputed non-cash interest on a litigation settlement.

          Provision for income taxes.    Income tax expense was $13.8 million and $8.8 million in the 2003 and 2002 second quarters, respectively.  Our effective tax rate was 41.0% and 44.3% for the 2003 and 2002 second quarters, respectively, with the decline in effective rates due primarily to a shift in the mix of our taxable state income.

     Six Months Ended June 30, 2003 and 2002

          Net sales.    Net sales increased $48.9 million, or 40%, to $171.8 million for the six months ended June 30, 2003 versus $122.9 million in the same period last year.  The increase was due primarily to eight new product launches during the prior fiscal year, favorable demand and pricing for more mature products at higher margins and first quarter market opportunities to fill unmet market needs.  Products within each of the anti-infective, oncology and critical care categories launched over the course of 2002 contributed significantly to the net sales increase in the first half of 2003.

          Cost of sales.    Cost of sales was $75.0 million, or 43.7% of net sales, and $66.2 million, or 53.9% of net sales, in the 2003 and 2002 first halves, respectively. The 2003 first half decline in cost of sales as a percentage of net sales was primarily due to the introduction of new, higher margin products, favorable generic injectable markets and higher margin market opportunities for certain existing products in the first quarter. The 2003 decline in cost of sales as a percentage of net sales also benefited from efficiencies resulting from higher unit production volumes, reflecting both strong demand for our products and higher ending finished goods inventory as compared to the prior year.

          Research and development.    Research and development costs were $11.1 million and $7.6 million in the six months ended June 30, 2003 and 2002, respectively.   The $3.5 million increase resulted primarily from increased use of raw materials and increased product development activity.

          Selling, general and administrative.    SG&A expense was $24.1 million, or 14.0% of net sales, and $19.9 million, or 16.2% of net sales, in the first half of 2003 and 2002, respectively, an increase of $4.2 million, or 21%. The increase in SG&A expense was primarily due to increased staffing requirements resulting from rapid sales growth, increased technology infrastructure and higher risk management costs.

          Stock-based compensation.    Stock-based compensation was $0.7 million and $1.4 million in the six month periods ended June 30, 2003 and 2002, respectively. Stock-based compensation expense results primarily from the issuance, prior to the our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.   The 2003 decline in stock based compensation expense resulted primarily from the accelerated amortization schedule of such costs.

          Equity in Drug Source Co., LLC.   Our equity in income of DSC was $0.5 million in the first half of 2003 as compared to $0.8 million in the first half of 2002.  Our purchases from DSC in the first half of 2003 consisted of $0.2 million of raw materials for use in our research and development activities and $0.1 million of raw materials purchased for use in our commercial injectable products.

          Interest income.    Interest income was $0.9 million and $1.1 million in the six months ended June 30, 2003 and 2002, respectively.  Interest income consists primarily of interest earned on the intercompany note from American BioScience and on invested cash.

          Interest expense and other.    Interest expense and other was a credit of $0.3 million in the 2003 first half as compared to $0.7 million in expense during the same period last year.  The current year credit resulted from a foreign exchange gain on the intercompany trading account with Pharmaceutical Partners of Canada, our wholly owned subsidiary.  Interest expense in the prior year period resulted from imputed non-cash interest on a litigation settlement.

          Provision for income taxes.    Income tax expense was $25.6 million and $12.7 million in the 2003 and 2002 second quarters, respectively.  The effective tax rate was at 41.0% and 44.0% for the 2003 and 2002 second quarters, respectively, with the decline in effective rates due primarily to a shift in the mix of our taxable state income.

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

Revenue recognition

We recognize revenue from the sale of a product when that product is shipped to a customer, acceptance terms are fulfilled and no significant contractual obligations remain. We sell a majority of our products to wholesalers, who generally sell our products to hospitals or alternative healthcare facilities at contractual prices previously agreed upon between us and group purchasing organizations, or GPOs, on behalf of such end users. GPOs enter into collective purchasing contracts with pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their members. We invoice wholesalers at our wholesale list price. Net sales represent our wholesale list price offset by wholesaler chargebacks, further adjusted for estimated discounts and contractual allowances, including GPO fees. Wholesaler chargebacks represent the difference between the wholesale list price and the estimated contractual sales price, based upon our historical experience.

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

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, administrative facility costs and professional fees for general, legal and accounting services. We believe that our selling, general and administrative expenses will continue to increase due to the anticipated growth of our business.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $35.3 million in the six months ended June 30, 2003, as compared to $10.4 million in the same period last year.  The $24.9 million increase in cash flow from operations in the 2003 first half as compared to the prior year period resulted primarily from the $20.7 million increase in net income and a $4.0 million slower rate of increase in working capital requirements.

Net cash used in investing activities, consisting primarily of capital expenditures, was $10.9 million in the six months ended June 30, 2003, as compared to $7.0 million in the first half of the prior year. Investing activities primarily consist of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives and infrastructure improvements.

Net cash used in financing activities was $18.2 million and $40.7 million in the six months ended June 30, 2003 and 2002, respectively.  The $18.2 million net use of cash for financing in the 2003 first half resulted primarily from the first quarter repurchase of 1,064,055 shares of our common stock on the open market for $20.0 million pursuant to a  December 10, 2002 authorization by our Board of Directors.  These repurchases were funded using our internal cash resources and the repurchased shares are being held as treasury shares and used for general corporate purposes.  Net cash used for financing activities in the 2002 first half consisted primarily of the initial $60.0 million payment to our majority stockholder, American BioScience, for ABI-007 product license rights, partially offset by $20.1 million in proceeds from the January 2002 over-allotment exercise.  Due to its related party nature, the prior year $60.0 million license payment to our majority stockholder has been presented as a financing activity on the cash flow statement, consistent with its treatment as a direct reduction in stockholders equity on our balance sheet.

Additionally, on April 24, 2003, our Board of Directors amended our stock repurchase program to authorize the repurchase, from time to time, of up to an additional $20.0 million of our common stock through open market purchases and privately negotiated transactions.  No repurchases have been made under the April 24, 2003 authorization.

Our credit facility is comprised of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires on December 14, 2006.  Borrowings under the credit facility are secured by substantially all of our assets.  The credit facility also prohibits us from paying cash dividends and includes other covenants and restrictions.  There were no balances outstanding under our credit facility at June 30, 2003 or December 31, 2002 and we were in compliance with all covenants at June 30, 2003. In the first quarter of 2003, the credit agreement was amended to increase the 2003 limit on capital expenditures from $25.0 million to $35.0 million.  Additionally, during April 2003, the credit facility was amended, for a period of up to six months, to permit the reacquisition of up to $20.0 million of our common stock, subject to our having at least $10.0 million in cash on hand and no borrowings outstanding under the credit facility at the time of repurchase.

Our capital requirements depend on numerous factors, including: the requirements of our product development; the need for manufacturing expansion and improvement and information technology requirements; increasingly in late 2003, inventory requirements and pre-launch costs related to the ABI-007 commercialization effort; the requirements of any acquisition strategy that may be adopted by our Board of Directors; and the amount of cash generated by operations. We may also repurchase additional shares of our common stock from time to time, at the discretion of our Board of Directors.  We presently anticipate that our 2003 capital expenditure requirements will range from $30-$35 million.  We believe that our current cash and short-term investments, cash generated from operations and funds available from our revolving line of credit will be sufficient to finance our operations, development and capital expenditures for at least the next 12 months. In the event we engage in future acquisitions, including the acquisition of our own common stock, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities. Adequate funds for these purposes may not be available when needed or on terms acceptable to us, and  we may need to raise capital that may not be available on terms favorable or acceptable to us, if at all.  Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new products or reduce our workforce.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABI-007 in North America for indications relating to breast, lung, ovarian, prostate  and other cancers.  Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABI-007 and for substantially all costs associated with the development and obtaining regulatory approval for ABI-007, except that we provided $2.0 million of ABI-007 for use in clinical trials, the cost of which we charged to research and development expense in 2001.  We may receive  revenue resulting from this agreement only after our  launch of ABI-007 in North America, which will not occur until after FDA approval is obtained. Even though we anticipate that American BioScience will complete its filing of the NDA for ABI-007 for metastatic breast cancer by the end of 2003, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the $60.0 million value of the licensed product rights acquired, then in late-stage development, the value of American BioScience’s remaining obligation to complete the NDA filing and the value of potential sales of the product under other licensed clinical indications.  The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm.  Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us and within parameters of similar licenses between unrelated parties.  The agreement was unanimously approved by the disinterested members of our Board of Directors with those directors who also have an affiliation with American BioScience recusing themselves from the vote.  There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABI-007 in relation to our licensed product rights and for other purposes.

In December 2001, upon completion of our initial public offering,  we recorded an initial payment to American BioScience of $60.0 million.  In our financial statements, the license agreement was accounted for as an asset contributed by a principal shareholder using the shareholder’s historical cost basis which was zero, and the $60.0 million payment was accounted for as a distribution of stockholders’ equity.  Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.  For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period.

Future milestone payments which will be earned upon achievement of regulatory events prior to FDA approval for each licensed indication will be expensed as achieved, while regulatory milestone payments earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product.  Any future sales based milestone payments will be expensed in the period in which the sales milestone is achieved.

With respect to the first potential ABI-007 indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an NDA for this indication, meaning that the FDA has found the NDA complete on its face in all respects.  Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay American BioScience an additional $15.0 million.  The $10.0 million payment upon FDA acceptance of filing will be expensed in the period of FDA acceptance while the $15.0 million payment related to FDA approval will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment.  Regulatory achievements related to other licensed  indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience, but only after ABI-007 has received NDA approval related to the breast cancer indication.  Such payments generally total $17.5 million per agreed indication.  As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product.  We have the option not to make one or more of the milestone payments tied to indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABI-007 and upon achievement of major annual ABI-007 sales milestones, we would be required to make additional payments which, in the aggregate, could total $110.0 million should annual ABI-007 sales exceed $1.0 billion.  The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year ABI-007 sales in excess of $200.0 million.  Sales milestone payments will be expensed in the period in which the sales milestone is achieved.

Under the license agreement, any profit on ABI-007 net sales in North America would be shared equally between American BioScience and us.   The license agreement defines profit as ABI-007 net sales in North America less cost of goods sold, selling expenses (including pre-launch production and marketing expenses which we will expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses.  We will expense American BioScience’s share of any profit earned in our statements of income.  Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

In November 2001, along with the license agreement for ABI-007, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABI-007 for American BioScience and its licensees for sales outside North America. Under this agreement, we have the exclusive right to manufacture ABI-007 for sales in North America for a period of three years and the non-exclusive right to manufacture ABI-007 for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

Forward Looking Information

As of the date of this filing, we continue to project  full-year 2003 net sales to increase approximately 20% over 2002 levels. Due to a combination of our marketing success across our product portfolio and slower than expected price erosion for certain products, we have revised our second-half gross margin expectations upward.  Based on present market variables, we now expect that second-half gross margin will be in the low 50% range, as compared to previous guidance which was in the 45-50% range.

American BioScience commenced the ABI-007 NDA filing process as planned in the second quarter, submitting completed preclinical and Chemistry Manufacturing and Control sections of the NDA under the Fast Track provision granted to ABI-007 by the FDA.  We believe that American BioScience’s accumulation and review of the clinical data for the completed Phase III pivotal trial is on track to complete the entire NDA submission by the end of 2003.  In the interim we have been performing scale-up and other work associated with the manufacture of ABI-007.  We will be required to pay American BioScience a $10.0 million milestone payment within 30 days of FDA acceptance for filing of an ABI-007 NDA, meaning that the FDA found the NDA complete on its face in all respects.  The $10.0 million milestone payment would be expensed in the period the FDA accepts the NDA for filing.

During 2003, we are implementing an ABI-007 specific marketing initiative consisting of a sales and marketing group focused on  oncology customers and markets.  The  dedicated sales and marketing group will ultimately include approximately 100 sales representatives, the majority of whom would be hired in the three to four months prior to launch.  We currently estimate that pre-launch sales, marketing and manufacturing start-up expenses (excluding milestone payments of $10.0 million upon FDA acceptance of filing and $15.0 million upon FDA approval) will approximate $15.0 million.  We also anticipate that we would begin production of commercial launch quantities during the second half of 2003, which will require the acquisition of an additional $15 to $20 million of paclitaxel inventory during that period.

We may receive  revenue resulting from this agreement only after our  launch of ABI-007 in North America, which will not occur until after FDA approval is obtained. Even though we anticipate that American BioScience will complete its filing of the NDA for ABI-007 for metastatic breast cancer by the end of 2003, we cannot predict when the FDA will complete its review of the filing or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

If regulatory approval of ABI-007 for metastatic breast cancer in the United States is not obtained, we do not believe there will be any material accumulated adverse impact on earnings or cash flow as marketing and pre-launch costs (excluding inventory) are being expensed as incurred and we would not be required to make any future payments for the achievement of regulatory milestones for any other indication.   In addition, we anticipate that we would be able recover a substantial portion of our investment in paclitaxel raw material inventory if regulatory approval of ABI-007 for metastatic breast cancer is not obtained; however, we expect that we would have to write-off our ABI-007 finished goods inventory, of which we currently have none.

We are a majority owned subsidiary of American BioScience.  American BioScience is a privately held biotechnology company focused on the discovery, development and delivery of next-generation therapeutic compounds including ABI-007 and a variety of biologically active molecules, already existing within the human biological system, for the treatment of life-threatening diseases.  American BioScience’s employees, administration and research facilities are independent, separate and distinct from our operations. Except for our President, Chief Executive Officer and Chairman of our Board of Directors, Patrick Soon-Shiong, M.D., no full time employee of American BioScience is also an employee of ours.  Even though Dr. Soon-Shiong is also the president, chief financial officer and a director of American BioScience, we believe that compensation paid to Dr. Soon-Shiong by us is commensurate with his duties to us.

Under the license agreement, American BioScience is responsible for conducting clinical studies in support of ABI-007 and for substantially all costs associated with the development and obtaining regulatory approval for ABI-007, for each indication licensed to us.  Other than the $2.0 million of ABI-007 that we provided American BioScience in 2001 for use in clinical trials, we have no further obligation under the license agreement for the development or regulatory approval of ABI-007.  Due to the multiple ABI-007 indications which we license, American BioScience’s obligations under the license agreement will be ongoing and we cannot predict when American BioScience will be able to complete the development and regulatory approval of each of these indications.  We anticipate that American BioScience will complete the filing of the NDA for the first indication for which it has an obligation, metastatic breast cancer, by the end of 2003.

American BioScience began research and development work on its nanoparticle drug delivery platform, including ABI-007, in 1994.  Prior to execution of the license agreement, American BioScience had completed multiple pre-clinical animal studies, two Phase I human studies and two Phase II clinical studies.  After execution of the license agreement, American BioScience completed a single Phase III clinical study in metastatic breast cancer as a basis for FDA approval and is in the process of accumulating the data of this Phase III study, which we anticipate to be unblinded and evaluated in the 3rd and 4th quarters of 2003.  In June 2003, American BioScience began the ABI-007 NDA filing process with the pre-submission of the pre-clinical and Chemistry, Manufacturing and Control sections of the NDA under the Fast Track designation granted ABI-007 by the FDA earlier this year, and anticipates completion of the entire filing in 2003.  American BioScience is also conducting a Phase II clinical trial to explore a weekly dosing regimen of ABI-007 in metastatic breast cancer patients in which prior taxane therapy failed and is evaluating ABI-007 in non-small cell lung, ovarian, melanoma and cervical cancers, the rights to which we have licensed.  The results of these Phase I, II and III clinical studies will be used in support of American BioScience’s ABI-007 NDA filing for indications and uses licensed to us by American BioScience, but this data may also support products currently in development by American BioScience for which we did not acquire any rights under the license agreement.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires consolidation, beginning July 1, 2003, of entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest through ownership of a controlling voting interest in an entity.

We hold a 50% ownership interest in Drug Source Company, a joint venture with three other partners to purchase raw materials for resale to pharmaceutical companies, including ourselves.  We will continue to account for our investment in Drug Source Company under the equity method.  Accordingly, FIN 46 will not have a material impact on our financial statements or results of operations.

In addition, during the three months ended June 30, 2003 the FASB issued two new standards.  We do not believe that either of these new standards will have a material impact on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003.  This statement amends and clarifies financial accounting and reporting for hedging activities and for derivative instruments (including certain derivative instruments embedded in other contracts.) These changes are intended to improve financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003.  This statement establishes standards for clarifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments could previously be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

We have operated primarily in the United States and the majority of our activities outside the United States to date have been conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency exchange rate fluctuations.

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

During the first quarter of 2003, we used an additional $20.0 million of the proceeds from our initial public offering to repurchase 1,064,055 shares of our common stock on the open market under the repurchase program authorized by our Board of Directors in December 2002.

We intend to use the remaining net proceeds for general corporate purposes, including working capital, capital expenditures, and potential acquisitions and licensing opportunities.  At this time, we do not have any commitments or agreements with respect to any material acquisition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the 2003 Annual Meeting of Stockholders held on April 24, 2003, our stockholders elected seven persons to our Board of Directors and ratified and approved the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2003.

          In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

	For	Withheld

Patrick Soon-Shiong, M.D.	43,840,160	2,136,782
Derek J. Brown	44,035,448	1,941,494
Jeffrey M. Yordon	44,035,248	1,941,694
David S. Chen, Ph.D.	45,874,823	102,119
Stephen D. Nimer, M.D.	45,874,823	102,119
Leonard Shapiro	45,874,823	102,119
Kirk K. Calhoun	45,874,823	102,119

          All of the directors elected at the 2003 Annual Meeting of Stockholders were incumbent directors whose term of office continued after the meeting.

          In connection with the proposal to approve the ratification and approval of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2003:  45,950,963 shares were voted in favor of the proposal, 14,972 shares were voted against the proposal, and holders of 11,007 shares abstained.

          There were no broker non-votes with respect to either of the above matters.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)     Reports on Form 8-K

On April 24, 2003, we filed a Current Report on Form 8-K under Items 7 and 9 with the Securities and Exchange Commission to furnish information regarding our preliminary results for the first quarter ended March 31, 2003.

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

Date: August 13, 2003