Form 10-Q
period 2003-09-30
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2003-11-14
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003, the registrant had 76,440,626 shares of $0.001 par value Common Stock outstanding.

American Pharmaceutical Partners, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$63,176	$39,771
Accounts receivable, net	22,559	21,278
Inventories	100,161	77,736
Prepaid expenses and other current assets	6,873	3,610
Deferred income taxes	5,698	5,698

Total current assets	198,467	148,093
Deferred income taxes	2,870	2,204
Property, plant and equipment, net	73,547	62,637
Investment in Drug Source Co., LLC	4,359	3,178
Product license rights, net	1,659	1,460
Deferred financing costs, net	2,766	3,404

Total assets	$283,668	$220,976

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,109	$13,670
Accrued expenses	33,747	26,598

Total current liabilities	57,856	40,268

Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 76,393,423 and 75,365,298 shares issued in 2003 and 2002, respectively	76	50
Additional paid-in capital	199,473	189,630
Amounts due from American BioScience, Inc.	(22,924)	(22,567)
Deferred stock-based compensation	(1,664)	(1,976)
Retained earnings	107,020	51,857
Accumulated other comprehensive income (loss)	105	(11)
Less treasury stock at cost, 6,646,398 common shares in 2003 and 5,050,315 in 2002	(56,274)	(36,275)

Total stockholders’ equity	225,812	180,708

Total liabilities and stockholders’ equity	$283,668	$220,976

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net sales	$90,354	$70,599	$262,115	$193,490
Cost of sales	41,817	37,317	116,792	103,501

Gross margin	48,537	33,282	145,323	89,989
Operating expenses:
Research and development	4,987	2,722	16,130	10,362
Selling, general and administrative	13,256	11,840	37,389	31,733
Stock-based compensation	256	577	989	2,005
Equity in net income of Drug Source Co., LLC	(551)	(526)	(1,049)	(1,305)

Total operating expenses	17,948	14,613	53,459	42,795

Income from operations	30,589	18,669	91,864	47,194
Interest income	420	547	1,315	1,622
Interest expense and other	(9)	(197)	317	(918)

Income before income taxes	31,000	19,019	93,496	47,898
Provision for income taxes	12,710	8,433	38,333	21,150

Net income	$18,290	$10,586	$55,163	$26,748

Income per common share:
Basic	$0.26	$0.15	$0.79	$0.36

Diluted	$0.25	$0.14	$0.76	$0.35

Interest income includes interest earned from American BioScience, Inc. as follows:	$298	$332	$923	$927

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$55,163	$26,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,360	6,781
Amortization	708	683
Imputed interest on liability to VivoRx, Inc.	—	905
Stock-based compensation	989	2,005
Deferred income taxes	(666)	(362)
Loss on disposal of property, plant and equipment	—	3
Equity in net income of Drug Source Co., LLC	(1,181)	(1,305)

Income tax benefit on stock option exercises	4,462	1,254

Changes in operating assets and liabilities:
Accounts receivable, net	(1,281)	1,140
Inventories	(22,425)	(21,268)
Prepaid expenses and other current assets	(3,263)	(2,098)
Accounts payable and accrued expenses	18,787	15,792

Net cash provided by operating activities	57,653	30,278

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,539)	(13,721)
Proceeds from sale of property, plant and equipment	—	6

Net cash used in investing activities	(17,539)	(13,715)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,483	1,338
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,048	384
Distribution paid to American BioScience, Inc.	—	(60,000)
Increase in amounts due from American BioScience, Inc.	(357)	(1,742)
Payment of financing costs	—	(110)
Purchase of treasury stock	(19,999)	(36,275)
Proceeds from the issuance of common stock, net	—	20,088

Net cash used in financing activities	(16,825)	(76,317)
Effect of foreign currency translation	116	1

Increase (decrease) in cash and cash equivalents	23,405	(59,753)
Cash and cash equivalents at beginning of period	39,771	96,688

Cash and cash equivalents at end of period	$63,176	$36,935

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet information at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying consolidated statements of income. Research and development costs included purchases from Drug Source Company of $0.2 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. Inventory included raw material purchases from Drug Source Company of $0.7 million at September 30, 2003 and $1.8 million at December 31, 2002.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

On August 8, 2003, our board of directors declared a three-for-two stock split that was effected by means of a stock dividend for stockholders of record as of August 18, 2003 and which was paid on September 2, 2003. All share and per share amounts set forth herein have been retroactively adjusted to reflect the three-for-two stock split.

(2) Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on September 30. Both of the three-month periods ended September 30, 2003 and 2002 contained 13 weeks, and both of the nine-month periods ended September 30, 2003 and 2002 contained 39 weeks.

(3) Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
	(in thousands except per share data)
Basic and dilutive numerator:
Net income applicable to common stock	$18,290	$10,586	$55,163	$26,748

Denominator:
Weighted-average common shares outstanding - basic	69,585	71,606	69,643	73,515
Net effect of dilutive securities:
Stock options and restricted stock awards	3,222	2,445	3,050	2,772

Weighted-average common shares outstanding - diluted	72,807	74,051	72,693	76,287

Income per common share - basic	$0.26	$0.15	$0.79	$0.36

Income per common share - diluted	$0.25	$0.14	$0.76	$0.35

(4) Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue 00-21 did not impact our financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires consolidation, beginning for fiscal periods ending after December 15, 2003, of entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest through ownership of a controlling voting interest in an entity.

We hold a 50% ownership interest in Drug Source Company, a joint venture with three other partners to purchase raw materials for resale to pharmaceutical companies, including ourselves. We will continue to account for our investment in Drug Source Company under the equity method. Accordingly, FIN 46 will not have a material impact on our financial statements or results of operations.

In addition, during 2003 the FASB issued the following two standards. These new standards did not have a material impact on our financial condition or results of operations.

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

(5) Transactions with American BioScience, Inc.

Product License and Manufacturing Agreements

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™, formerly known as ABI-007, in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though we anticipate that American BioScience will complete its filing of the NDA for ABRAXANE™ for metastatic breast cancer between year end 2003 and early first quarter 2004, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the $60.0 million value of the licensed product rights acquired, then in late-stage development, the value of American BioScience’s remaining obligation to complete the NDA filing and the value of potential sales of the product under other licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us and within parameters of similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

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

With respect to the first potential ABRAXANE™ indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an NDA for this indication, meaning that the FDA has found the NDA complete on its face in all respects. Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay American BioScience an additional $15.0 million. The $10.0 million payment upon FDA acceptance of filing will be expensed in the period of FDA acceptance while the $15.0 million payment related to FDA approval will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment. Regulatory achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience, but only after ABRAXANE™ has received NDA approval related to the breast cancer indication. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABRAXANE™ and upon achievement of major annual ABRAXANE™ sales milestones, we would be required to make additional payments which, in the aggregate, could total $110.0 million should annual ABRAXANE™ sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year ABRAXANE™ sales in excess of $200.0 million. Sales milestone payments will be expensed in the period in which the sales milestone is achieved.

Under the license agreement, any profit on ABRAXANE™ net sales in North America would be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales in North America less cost of goods sold, selling expenses (including pre-launch production and marketing expenses which we will expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses. We will expense American BioScience’s share of any profit earned in our statements of income. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

In November 2001, along with the license agreement for ABRAXANE™, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABRAXANE™ for American BioScience and its licensees for sales outside North America. Under this agreement, we have the exclusive right to manufacture ABRAXANE™ for sales in North America for a period of three years and the non-exclusive right to manufacture ABRAXANE™ for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

Loans to American BioScience, Inc.

In the past, prior to our licensing of ABRAXANE™, we made loans to American BioScience, our parent, which were reflected in various promissory notes. The current demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance (“Demand Note”) is capped at $23.0 million and bears interest at a rate equal to the rate of interest on our credit facility, 5.25% at September 30, 2003. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or the date on which we have paid to American BioScience an aggregate amount of $75.0 million of profit related to sales of ABRAXANE™ under the license agreement. As security for American BioScience’s obligations under the Demand Note, American BioScience agreed to pledge and grant to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note at the time that we provide notice to American BioScience.

We charge payments made on American BioScience’s behalf related to costs to manufacture product for use by American BioScience in its clinical studies and other costs directly related and in support of American BioScience’s development of ABRAXANE™, income taxes, interest and an agreed allocation of administrative costs to the American BioScience loan account. A summary of activity in the amounts due from American BioScience, which is classified as a reduction of stockholders equity in the accompanying consolidated balance sheets, follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Balance at beginning of year	$22,567	$20,957
Payments on behalf of ABI:
Manufacture of clinical product, regulatory costs and other	1,081	6,108
Interest charged to ABI	923	1,244
Other	71	107
Reductions in lieu of income tax liability	—	(404)
Repayments by ABI	(1,718)	(5,445)

	$22,924	$22,567

American BioScience

We are a majority owned subsidiary of American BioScience. American BioScience is a privately held biotechnology company focused on the discovery, development and delivery of next-generation therapeutic compounds including ABRAXANE™ and a variety of biologically active molecules, already existing within the human biological system, for the treatment of life-threatening diseases. American BioScience’s employees, administration and research facilities are independent, separate and distinct from our operations. Except for our President, Chief Executive Officer and Chairman of our Board of Directors, Patrick Soon-Shiong, M.D., no full time employee of American BioScience is also an employee of ours. Even though Dr. Soon-Shiong is also the president, chief financial officer and a director of American BioScience, we believe that compensation paid to Dr. Soon-Shiong by us is commensurate with his duties to us.

Under the license agreement, American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, for each indication licensed to us. Other than the $2.0 million of ABRAXANE™ that we provided American BioScience in 2001 for use in clinical trials, we have no further obligation under the license agreement for the development or regulatory approval of ABRAXANE™. Due to the multiple ABRAXANE™ indications which we license, American BioScience’s obligations under the license agreement will be ongoing and we cannot predict when American BioScience will be able to complete the development and regulatory approval of each of these indications. We anticipate that American BioScience will complete the filing of the NDA for the first indication for which it has an obligation, metastatic breast cancer, between year end 2003 and early first quarter 2004.

American BioScience began research and development work on its nanoparticle drug delivery platform, including ABRAXANE™, in 1994. Prior to execution of the license agreement, American BioScience had completed multiple pre-clinical animal studies, two Phase I human studies and two Phase II clinical studies. After execution of the license agreement, American BioScience completed a single Phase III clinical study in metastatic breast cancer as a basis for FDA approval and is in the process of evaluating the data from this Phase III study, which we anticipate will be presented at 7:45 p.m on December 5, 2003 at the San Antonio Breast Cancer Symposium. In June 2003, American BioScience began the ABRAXANE™ NDA filing process with the pre-submission of the Pre-clinical and Chemistry, Manufacturing and Control sections of the NDA under the Fast Track designation granted ABRAXANE™ by the FDA earlier this year, and anticipates completion of the entire filing between year end 2003 and early first quarter 2004. American BioScience is also conducting a Phase II clinical trial to explore a weekly dosing regimen of ABRAXANE™ in metastatic breast cancer patients in which prior taxane therapy failed and is evaluating ABRAXANE™ in non-small cell lung, ovarian, melanoma and cervical cancers, the rights to which we have licensed. The results of these Phase I, II and III clinical studies will be used in support of American BioScience’s ABRAXANE™ NDA filing for indications and uses licensed to us by American BioScience, but this data may also support products currently in development by American BioScience for which we did not acquire any rights under the license agreement.

(6) Inventories

Inventory increased due to increased raw material inventory in anticipation of new product launches, primarily paclitaxel, and to facilitate higher finished goods stocking levels of certain products previously on backorder so as to improve responsiveness to customer demand and to support increased sales volume.

Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Finished goods	$27,484	$26,268
Work in process	15,700	14,171
Raw materials	56,977	37,297

	$100,161	$77,736

(7) Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Sales and marketing	$8,407	$9,389
Payroll and employee benefits	8,157	7,470
Legal and insurance	7,830	7,137
Accrued income taxes	7,687	1,229
Other	1,666	1,373

	$33,747	$26,598

(8) Credit Facility

Our credit facility is comprised of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires December 14, 2006. In November 2003, the credit agreement was amended to, among other things, eliminate certain covenants and increase the limit on capital expenditures from $35.0 million to $50.0 million.

There were no outstanding balances under the revolving lines of credit at September 30, 2003 or December 31, 2002. The interest rate under the revolving line equals the sum of an adjustable margin rate (1.25% as of September 30, 2003) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the Eurocurrency rate, as defined.

Borrowings under the credit facility are collateralized by substantially all of our assets. The credit facility prohibits us from paying cash dividends and includes various other covenants and restrictions. At September 30, 2003, we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses a 3.75% fee on the face amount of commercial and standby letters of credit. The letters of credit are payable on demand. There were no outstanding letters of credit at September 30, 2003.

No interest expense was capitalized during the three and nine month periods ending September 30, 2003 and 2002.

(9) Exercise of Over-allotment Option

On January 10, 2002, the underwriters of our December 2001 initial public offering exercised in full their over-allotment option to purchase an additional 2,025,000 shares of our common stock at the initial public offering price of $10.67 per share. As a result of this exercise, in the 2002 first quarter we received proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

(10) Stock Options and Restricted Stock

During the nine months ended September 30, 2003, options for the purchase of 927,050 shares of our common stock were granted at a weighted average exercise price of $16.58 and options for 845,720 shares were exercised at an a weighted average exercise price of $2.93. Stock based compensation charges were $0.3 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively, and $1.0 million and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively.

On February 25, 2003, 28,000 restricted common shares, having a market value on that date of $14.69 per share, were issued under the 2001 Stock Option Plan. Three-quarters of the shares vest three years from date of grant with the remainder vesting four years from the date of grant. Compensation expense related to restricted stock grants is based upon the market price on date of grant and charged to earnings on a straight-line basis over the vesting period. Compensation expense related to the restricted shares was insignificant in the three and nine month periods ending September 30, 2003. These restricted stock grants will result in compensation expense of approximately $0.1 million for the current fiscal year ending December 31, 2003.

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(in thousands, except per share data)
Net income, as reported	$18,290	$10,586	$55,163	$26,748
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	151	329	583	1,143
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,002)	(557)	(2,434)	(1,648)

Pro forma net income	$17,439	$10,358	$53,312	$26,243

Net income per common share:
Basic - as reported	$0.26	$0.15	$0.79	$0.36
Basic - pro forma	$0.25	$0.14	$0.77	$0.36

Diluted - as reported	$0.25	$0.14	$0.76	$0.35
Diluted - pro forma	$0.24	$0.14	$0.73	$0.34

(11) Treasury Stock

On July 29, 2002, we repurchased all 4,371,889 shares of our common stock held by Premier Purchasing Partners, L.P. for $30.3 million in cash including transaction costs. In addition, on August 28, 2002, we repurchased 678,426 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6.0 million in cash pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002.

During the period between December 31, 2002 and March 19, 2003, we repurchased 1,596,083 shares of our common stock on the open market for $20.0 million pursuant to a stock repurchase program approved by our Board of Directors on December 10, 2002.

These repurchases were funded using internal cash resources and the shares will be held as treasury shares to be used for general corporate purposes.

Additionally, on April 24, 2003, our Board of Directors amended our stock repurchase program to authorize, from time-to-time, the repurchase of up to an additional $20.0 million of our common stock through open market purchases and/or privately negotiated transactions. No repurchases have been made under the April 24, 2003 authorization. Prior to any repurchases under this authorization, we will need to obtain the consent of our lenders under the terms of our credit facility, as a previously granted consent has expired without any repurchases having taken place under that consent.

(12) Litigation

In October 2003, several purported federal securities class action lawsuits were filed against us, four of our officers, and American BioScience, Inc. in the United States District Court for the Northern District of Illinois. The complaints allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and rule 10b-5, principally relating to purportedly false and misleading statements made by us regarding ABRAXANE™. Management believes that these claims are without merit and intends to vigorously defend against these claims.

We are from time to time subject to other claims and litigation arising in the ordinary course of business. These other claims have included assertions that our products infringe existing patents and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such other litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation.

(13) Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Oncology	$23,511	$15,215	$66,641	$42,338
Anti-infective	21,016	20,429	65,198	50,639
Critical care	44,566	33,094	126,956	94,425
Contract manufacturing	1,040	1,596	2,756	5,297
Other	221	265	564	791

	$90,354	$70,599	$262,115	$193,490

(14) Enterprise Resource Planning System

In March 2002, we entered into various licensing and support agreements for the implementation of a new enterprise resource planning (ERP) business system application. Through September 30, 2003, we had capitalized $11.7 million in construction in progress for license fees, hardware and other costs related to this project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the impact of competitive products and pricing;

•	the availability and pricing of raw materials and components used in the manufacture of our pharmaceutical products;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the acceptance of and demand for our existing and new pharmaceutical products;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the difficulty in predicting the outcome or timing of product development efforts and regulatory approvals;

•	the actual results achieved in the ongoing and future clinical trials for ABRAXANE™;

•	the timing of the completion of the ongoing and future clinical trials for ABRAXANE™;

•	the timing of any approvals of any ongoing or future NDA applications for ABRAXANE™;

•	the timing of and costs associated with the expected launch of ABRAXANE™;

•	licenses or acquisitions; and

•	relationships and agreements with other parties.

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

Overview

American Pharmaceutical Partners, Inc. is a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. The generic injectable pharmaceutical marketplace is characterized by additional competitors entering the market for specific products, forcing existing sellers to lower prices on those products to maintain market share. Generally, we select innovative products for development that we believe will provide higher returns. We strive to develop new products so that we can obtain regulatory approval coincident with expiration of any existing patents which would otherwise block approval or marketing. It is our goal with certain of the products we develop to be the first generic competitor approved, in order to capture market share and optimize growth, particularly if we are able to secure the 180-day exclusivity available under the law for certain of our products. Our strategy has been to launch a number of new products approved via abbreviated new drug applications (ANDAs), each year to drive increases in revenue and gross margin. As a result of this strategy, as of the date of this report, we have received FDA approval of four final and two tentative ANDAs in 2003. In 2002, we received approval for 13 ANDAs. We presently have 17 ANDAs pending with the FDA and more than 50 injectable products in various stages of development. These products are spread evenly over our three areas of focus: oncology, anti-infectives and critical care.

We have the exclusive North American rights to manufacture and market ABRAXANE™, formerly known as ABI-007, a proprietary nanoparticle injectable oncology product that has completed Phase III clinical trials for metastatic breast cancer and for which the FDA has granted “Fast Track” designation. The NDA submission has commenced and is ongoing. We believe that we have established the only commercial scale protein-engineered nanoparticle manufacturing capability for a cytotoxic agent in the United States.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0	100.0	100.0	100.0
Cost of sales	46.3	52.9	44.6	53.5

Gross margin	53.7	47.1	55.4	46.5
Operating expenses:
Research and development	5.5	3.8	6.2	5.4
Selling, general and administrative	14.7	16.8	14.2	16.4
Stock-based compensation	0.3	0.8	0.4	1.0
Equity in net income of Drug Source Co., LLC	(0.6)	(0.7)	(0.4)	(0.7)

Total operating expenses	19.9	20.7	20.4	22.1

Income from operations	33.8	26.4	35.0	24.4
Interest income	0.5	0.8	0.5	0.8
Interest expense and other	—	(0.3)	0.2	(0.5)

Income before income taxes	34.3	26.9	35.7	24.7
Provision for income taxes	14.1	11.9	14.7	10.9

Net income	20.2	15.0	21.0	13.8

Three Months Ended September 30, 2003 and 2002

Net sales. Net sales increased $19.8 million, or 28%, to $90.4 million for the three months ended September 30, 2003 from $70.6 million in the same quarter last year. The $19.8 million increase was due primarily to strong demand for products launched over the past 21 months and continued favorable market conditions for our more mature products. Each of the oncology, anti-infective, and critical care categories contributed to the third quarter 2003 net sales increase, increasing 55%, 3%, and 35% within each category, respectively.

Cost of sales. Cost of sales was $41.8 million, or 46.3% of net sales, and $37.3 million, or 52.9% of net sales, in the third quarters of 2003 and 2002, respectively. As compared to the prior year third quarter, the reduction in cost of sales as a percentage of net sales was primarily due to the introduction of new higher margin products and to strength across our base generic injectable product lines. Newly approved and marketed generic injectable products typically yield significantly higher gross margins than do mature products.

Research and development. Research and development costs were $5.0 million and $2.7 million in the 2003 and 2002 third quarters, respectively. The $2.3 million increase resulted primarily from pre-production activities on products in late-stage development, including ABRAXANE™ and the increased cost of raw materials used in development activity.

Selling, general and administrative (“SG&A”). SG&A expense was $13.3 million, or 14.7% of net sales, and $11.8 million, or 16.8% of net sales, in the third quarters of 2003 and 2002, respectively. The $1.4 million, or 12%, increase was primarily due to increased staffing requirements resulting from rapid sales growth, investment in technology and infrastructure, and sales and marketing expense related to ABRAXANE™.

Stock-based compensation. Stock-based compensation was $0.3 million and $0.6 million in the 2003 and 2002 third quarters, respectively. Stock-based compensation expense results primarily from the issuance, prior to the our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.

Equity in Drug Source Co., LLC. Drug Source Co., LLC (“DSC”), is a 50% owned company, which acts as a selling agent of raw material to the pharmaceutical industry, including American Pharmaceutical Partners. Our third quarter 2003 purchases from DSC consisted of $0.1 million of raw materials purchased for use in our commercial injectable products. No materials were purchased for use in our research and development activities in the 2003 third quarter. Because our 50% ownership interest in DSC does not provide financial or operational control of the entity, we account for our interest in DSC under the equity method. Our equity in income of DSC was $0.6 million and $0.5 million in the third quarters of 2003 and 2002, respectively.

Interest income. Interest income was $0.4 million and $0.5 million the 2003 and 2002 third quarters, respectively. Interest income consists primarily of interest earned on the intercompany note from American BioScience and on invested cash. The reduction in interest income as compared to the prior year quarter was due primarily to lower interest rates and lower average cash investments.

Interest expense and other. Interest expense was nil in the 2003 third quarter as compared to a charge of $0.2 million in the same quarter last year. Interest expense in the prior year period resulted from imputed non-cash interest on a litigation settlement.

Provision for income taxes. Income tax expense was $12.7 million and $8.4 million in the 2003 and 2002 third quarters, respectively. Our effective tax rate was 41.0% and 44.3% for the 2003 and 2002 third quarters, respectively, with the decline in effective rates due primarily to a shift in the mix of our taxable state income.

Nine Months Ended September 30, 2003 and 2002

Net sales. Net sales increased $68.6 million, or 35%, to $262.1 million for the nine months ended September 30, 2003 versus $193.5 million in the same period last year. The increase was due primarily to products launched during the prior 21 months, to favorable demand and pricing for more mature products and market opportunities to fill unmet market needs. Products within each of the anti-infective, oncology and critical care categories launched over the course of 2002 contributed significantly to the net sales increase in the first nine months of 2003.

Cost of sales. Cost of sales was $116.8 million, or 44.6% of net sales, and $103.5 million, or 53.5% of net sales, in the first nine months of 2003 and 2002, respectively. The 2003 decline in cost of sales as a percentage of net sales was primarily due to the introduction of new, higher margin products, favorable generic injectable markets and higher margin market opportunities for certain existing products. The 2003 decline in cost of sales as a percentage of net sales also benefited from first-half efficiencies resulting from higher unit production volumes.

Research and development. Research and development costs were $16.1 million and $10.4 million in the nine months ended September 30, 2003 and 2002, respectively. The $5.7 million increase resulted primarily from pre-production work on products in late-stage development, including ABRAXANE™ and the increased cost of raw materials used in development activity.

Selling, general and administrative. SG&A expense was $37.4 million, or 14.2% of net sales, and $31.7 million, or 16.4% of net sales, in the first nine months of 2003 and 2002, respectively. The $5.7 million, or 18%, increase in SG&A expense was primarily due to increased staffing requirements resulting from rapid sales growth, increased technology infrastructure and higher risk management costs and increasingly in the third quarter, sales and marketing start-up costs in anticipation of ABRAXANE™.

Stock-based compensation. Stock-based compensation was $1.0 million and $2.0 million in the nine month periods ended September 30, 2003 and 2002, respectively. Stock-based compensation expense results primarily from the issuance, prior to the our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date. The 2003 decline in stock based compensation expense resulted primarily from the accelerated amortization schedule of such costs.

Equity in Drug Source Co., LLC. Our equity in income of DSC was $1.0 million in the first three quarters of 2003 as compared to $1.3 million in the first three quarters of 2002. Our purchases from DSC in the 2003 period consisted of $0.2 million of raw materials for use in our research and development activities and $0.2 million of raw materials purchased for use in our commercial injectable products.

Interest income. Interest income was $1.3 million and $1.6 million in the nine months ended September 30, 2003 and 2002, respectively. Interest income consists primarily of interest earned on the intercompany note from American BioScience and on invested cash with the decline primarily attributable to lower interest rates in 2003.

Interest expense and other. Interest expense and other consisted of a credit of $0.3 million in the nine months ended September 30, 2003, as compared to a $0.9 million expense during the same period last year. The current year credit resulted primarily from a foreign exchange gain on the intercompany trading account with Pharmaceutical Partners of Canada, our wholly owned subsidiary. Interest expense in the prior year period resulted from imputed non-cash interest on a litigation settlement.

Provision for income taxes. Income tax expense was $38.3 million and $21.1 million in the first three quarters of 2003 and 2002, respectively. The effective tax rate was at 41.0% and 44.2% for the 2003 and 2002 year-to-date periods, respectively, with the decline in effective rates due primarily to a shift in the mix of our taxable state income.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $57.7 million in the nine months ended September 30, 2003, as compared to $30.3 million in the same period last year. The $27.4 million increase in cash flow from operations in the nine month period ended September 30, 2003 as compared to the same period in the prior year resulted primarily from the $28.4 million increase in net income and a $3.2 million increase in income tax benefit on employee stock option exercises, partially offset by a slight increase in the use of cash to fund working capital requirements.

Net cash used in investing activities, consisting primarily of capital expenditures, was $17.5 million in the nine month period ended September 30, 2003, as compared to $13.7 million in the same period last year. Investing activities consist primarily of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives and infrastructure improvements.

Net cash used in financing activities was $16.8 million and $76.3 million in the nine month period ended September 30, 2003 and 2002, respectively. The $16.8 million net use of cash for financing in the nine month period ended September 30, 2003 resulted primarily from the first quarter repurchase of 1,596,083 shares of our common stock on the open market for $20.0 million pursuant to stock repurchase program approved by our Board of Directors on December 10, 2002. These repurchases were funded using our internal cash resources and the repurchased shares are being held as treasury shares for general corporate purposes. Net cash used for financing activities in the 2002 period consisted primarily of the initial $60.0 million payment to our majority stockholder, American BioScience, for ABRAXANE™ product license rights and the repurchase of $36.3 million of our common stock, partially offset by $20.1 million in proceeds from the January 2002 over-allotment exercise. Due to its related party nature, the prior year $60.0 million license payment to our majority stockholder has been presented as a financing activity on the cash flow statement, consistent with its treatment as a direct reduction in stockholders equity on our balance sheet.

Additionally, on April 24, 2003, our Board of Directors amended our stock repurchase program to authorize the repurchase, from time to time, of up to an additional $20.0 million of our common stock through open market purchases and/or privately negotiated transactions. No repurchases have been made under the April 24, 2003 authorization. Prior to any repurchases under this authorization, we will need to obtain the consent of our lenders under the terms of our credit facility, as a previously granted consent has expired without any repurchases having taken place under that consent.

Our credit facility is a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires on December 14, 2006. Borrowings under the credit facility are secured by substantially all of our assets. The credit facility also prohibits us from paying cash dividends and includes other covenants and restrictions. There were no balances outstanding under our credit facility at September 30, 2003 or December 31, 2002 and we were in compliance with all covenants at September 30, 2003.

On September 5, 2003, we filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on September 22, 2003. Under the shelf registration statement, we may from time to time, offer and sell up to $150 million of our common stock (which may include treasury shares), debt securities, common stock warrants and/or debt warrants at prices and on terms to be determined at the time of the offering of such securities. If and when we offer and sell these securities, we anticipate using the resulting proceeds for general corporate purposes including efforts related to the commercialization of ABRAXANE™. Additionally, American BioScience may, from time to time, sell up to 3,000,000 shares of our common stock under the shelf registration. We would not receive any proceeds from the sale of shares of our common stock by American BioScience. As of the date of this filing, no securities have been offered under the shelf registration and we currently do not have any plans to offer securities pursuant to this self registration, nor do we anticipate commencing any such offering until after the underlying data for the Phase III results for ABRAXANE™ relating to metastatic breast cancer has been publicly released.

Our capital requirements depend on numerous factors, including: the requirements of our product development; the need for manufacturing expansion and improvement and information technology requirements; increasingly in late 2003, inventory requirements and pre-launch costs related to the ABRAXANE™ commercialization effort; the requirements of any acquisition strategy that may be adopted by our Board of Directors; and the amount of cash generated by operations. We may also repurchase additional shares of our common stock from time to time, at the discretion of our Board of Directors. We presently anticipate that our 2003 capital expenditure requirements will range from $25-$30 million. We believe that our current cash and short-term investments, cash generated from operations and funds available from our revolving line of credit will be sufficient to finance our operations, development and capital expenditures for at least the next 12 months. In the event we engage in future acquisitions, including the acquisition of our own common stock, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities pursuant to our shelf registration or otherwise. Adequate funds for these purposes may not be available when needed or on terms acceptable to us, and we may need to raise capital that may not be available on terms favorable or acceptable to us, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new products or reduce our workforce.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though we anticipate that American BioScience will complete its filing of the NDA for ABRAXANE™ for metastatic breast cancer between year end 2003 and early first quarter 2004, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the $60.0 million value of the licensed product rights acquired, then in late-stage development, the value of American BioScience’s remaining obligation to complete the NDA filing and the value of potential sales of the product under other licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us and within parameters of similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

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

With respect to the first potential ABRAXANE™ indication being studied, metastatic breast cancer, we will be required to pay American BioScience $10.0 million within 30 days of FDA acceptance for filing of an NDA for this indication, meaning that the FDA has found the NDA complete on its face in all respects. Upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay American BioScience an additional $15.0 million. The $10.0 million payment upon FDA acceptance of filing will be expensed in the period of FDA acceptance while the $15.0 million payment related to FDA approval will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment. Regulatory achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience, but only after ABRAXANE™ has received NDA approval related to the breast cancer indication. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABRAXANE™ and upon achievement of major annual ABRAXANE™ sales milestones, we would be required to make additional payments which, in the aggregate, could total $110.0 million should annual ABRAXANE™ sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year ABRAXANE sales in excess of $200.0 million. Sales milestone payments will be expensed in the period in which the sales milestone is achieved.

Under the license agreement, any profit on ABRAXANE™ net sales in North America would be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales in North America less cost of goods sold, selling expenses (including pre-launch production and marketing expenses which we will expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses. We will expense American BioScience’s share of any profit earned in our statements of income. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

In November 2001, along with the license agreement for ABRAXANE™, we also entered into a manufacturing agreement with American BioScience under which we agreed to manufacture ABRAXANE™ for American BioScience and its licensees for sales outside North America. Under this agreement, we have the exclusive right to manufacture ABRAXANE™ for sales in North America for a period of three years and the non-exclusive right to manufacture ABRAXANE™ for sales (a) outside North America and (b) in North America after expiration of the three year exclusivity period. We will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

Forward Looking Information

Based on present market variables, we currently anticipate that full-year 2003 net sales will approximate $345 million and that fourth quarter gross profit margin will approximate the gross margin of 55% of net sales posted for the first nine months of 2003.

During 2003, we have been performing scale-up and other work associated with the manufacture of ABRAXANE™ and are implementing specific marketing initiatives with respect to ABRAXANE™ including a sales and marketing group focused on oncology markets. This dedicated sales and marketing group is anticipated to ultimately include approximately 100 sales representatives, the majority of whom would be hired in the three to four months prior to launch. Expenses incurred in preparation for the potential launch of ABRAXANE™ totaled $2.0 million in the third quarter of 2003 and $3.8 million in the nine months ended September 30, 2003. Given the previously announced positive findings of the Phase III data, during the third quarter we accelerated and expanded a number of marketing and educational programs in anticipation of a launch of ABRAXANE™. We now expect to incur pre-launch costs of $5-6 million in the fourth quarter of 2003 with costs related to ABRAXANE™ approximating $9 million for all of 2003. In addition, we estimate that fiscal 2004 pre-launch expenses will approximate $20 million (excluding milestone payments) in the period leading up to anticipated ABRAXANE™ launch.

American BioScience commenced the ABRAXANE™ NDA filing process as planned in the second quarter, submitting completed preclinical and Chemistry Manufacturing and Control sections of the NDA under the Fast Track provision granted to ABRAXANE™ by the FDA. We believe that American BioScience’s accumulation, review and analysis of the clinical data for the completed Phase III pivotal trial is on track for completion of the entire NDA submission between year end 2003 and early first quarter 2004. We will be required to pay American BioScience a $10.0 million milestone payment within 30 days of FDA acceptance for filing of an ABRAXANE™ NDA, which would occur if and when the FDA finds the NDA complete on its face in all respects. The $10.0 million milestone payment would be expensed in the period the FDA accepts the NDA for filing.

We may receive revenue resulting from product sales under this license agreement only after our launch of ABRAXANE™ in North America, which will not occur until and unless FDA approval is obtained. Even though we anticipate that American BioScience will complete its filing of the NDA for ABRAXANE™ for metastatic breast cancer near the end of 2003, we cannot predict when the FDA will complete its review of the filing or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

If regulatory approval of ABRAXANE™ for metastatic breast cancer in the United States is not obtained, we do not believe there will be any material accumulated adverse impact on earnings or cash flow as marketing and pre-launch costs (excluding inventory) are being expensed as incurred and we would not be required to make any future payments for the achievement of regulatory milestones for any other indication. In addition, we anticipate that we would be able recover a substantial portion of our investment in paclitaxel raw material inventory if regulatory approval of ABRAXANE™ for metastatic breast cancer is not obtained; however, we expect that we would have to write-off our ABRAXANE™ finished goods inventory, of which we currently have none.

We are a majority owned subsidiary of American BioScience. American BioScience is a privately held biotechnology company focused on the discovery, development and delivery of next-generation therapeutic compounds including ABRAXANE™ and a variety of biologically active molecules, already existing within the human biological system, for the treatment of life-threatening diseases. American BioScience’s employees, administration and research facilities are independent, separate and distinct from our operations. Except for our President, Chief Executive Officer and Chairman of our Board of Directors, Patrick Soon-Shiong, M.D., no full time employee of American BioScience is also an employee of ours. Even though Dr. Soon-Shiong is also the president, chief financial officer and a director of American BioScience, we believe that compensation paid to Dr. Soon-Shiong by us is commensurate with his duties to us.

Under the license agreement, American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, for each indication licensed to us. Other than the $2.0 million of ABRAXANE™ that we provided American BioScience in 2001 for use in clinical trials, we have no further obligation under the license agreement for the development or regulatory approval of ABRAXANE™. Due to the multiple ABRAXANE™ indications which we license, American BioScience’s obligations under the license agreement will be ongoing and we cannot predict when American BioScience will be able to complete the development and regulatory approval of each of these indications. We anticipate that American BioScience will complete the filing of the NDA for the first indication for which it has an obligation, metastatic breast cancer, between year end 2003 and early first quarter 2004.

American BioScience began research and development work on its nanoparticle drug delivery platform, including ABRAXANE™, in 1994. Prior to execution of the license agreement, American BioScience had completed multiple pre-clinical animal studies, two Phase I human studies and two Phase II clinical studies. After execution of the license agreement, American BioScience completed a single Phase III clinical study in metastatic breast cancer as a basis for FDA approval and is in the process of evaluating the data from this Phase III study, which we anticipate will be presented at a fourth quarter scientific forum. In June 2003, American BioScience began the ABRAXANE™ NDA filing process with the pre-submission of the pre-clinical and Chemistry, Manufacturing and Control sections of the NDA under the Fast Track designation granted ABRAXANE™ by the FDA earlier this year, and anticipates completion of the entire filing in 2003. American BioScience is also conducting a Phase II clinical trial to explore a weekly dosing regimen of ABRAXANE™ in metastatic breast cancer patients in which prior taxane therapy failed and is evaluating ABRAXANE™ in non-small cell lung, ovarian, melanoma and cervical cancers, the rights to which we have licensed. The results of these Phase I, II and III clinical studies will be used in support of American BioScience’s ABRAXANE™ NDA filing for indications and uses licensed to us by American BioScience, but this data may also support products currently in development by American BioScience for which we did not acquire any rights under the license agreement.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue 00-21 did not impact our financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires consolidation, beginning for fiscal periods ending after December 15, 2003, of entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest through ownership of a controlling voting interest in an entity.

We hold a 50% ownership interest in Drug Source Company, a joint venture with three other partners to purchase raw materials for resale to pharmaceutical companies, including ourselves. We will continue to account for our investment in Drug Source Company under the equity method. Accordingly, FIN 46 will not have a material impact on our financial statements or results of operations.

In addition, during 2003 the FASB issued the following two standards. These new standards did not have a material impact on our financial condition or results of operations.

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

Our chief executive officer, Patrick Soon-Shiong, and our chief financial officer, Nicole S. Williams, have evaluated our internal disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are functioning effectively to provide reasonable assurance that we can meet our disclosure obligations. Consistent with the SEC’s recommendations to public companies, we have formed a disclosure committee consisting of key personnel designed to review the accuracy and completeness of all disclosures made by us.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2003, several purported federal securities class action lawsuits were filed against us, four of our officers, and American BioScience, Inc. in the United States District Court for the Northern District of Illinois. The complaints allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and rule 10b-5, principally relating to purportedly false and misleading statements made by us regarding ABRAXANE™. Management believes that these claims are without merit and intends to vigorously defend against these claims.

From time to time, we may be involved in other claims and legal proceedings that arise in the ordinary course of business. We are currently party to several other such claims and legal proceedings. We do not believe that the resolution of such claims and legal proceedings will have a material adverse effect on our business, our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 14, 2001, we completed our initial public offering of 13,500,000 shares of common stock at a public offering price of $10.67 per share realizing an aggregate offering price of $144.0 million. We received proceeds of $133.9 million, net of $10.1 million in underwriting discounts and commissions. We used $37.7 million of the proceeds to repay in full and terminate our term loan and to repay amounts outstanding under the prior revolving credit facility. In addition, we incurred expenses of $2.9 million relating to the issuance and distribution of the securities sold.

On January 10, 2002, the underwriters for our initial public offering exercised in full their option to purchase an additional 2,025,000 shares of our common stock at the initial public offering price of $10.67 per share in order to cover over-allotments. As a result of this exercise, we received proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

For the year ended December 31, 2002, $55.0 million of the proceeds from our initial public offering, along with $5.0 million of cash generated from operations, for a total of $60.0 million paid in January, 2002, was used to acquire the ABRAXANE™ license, and $9.0 million of the net proceeds was used for general corporate purposes. Under the ABRAXANE™ license agreement, we acquired the exclusive rights to market and sell ABRAXANE™ in North America. On July 29, 2002, we used $14.9 million of the net proceeds from our public offering, and a like amount of cash generated from operations, to repurchase our common stock from Premier Purchasing Partners, L.P.

During the first quarter of 2003, we used an additional $20.0 million of the proceeds from our initial public offering to repurchase 1,596,083 shares of our common stock on the open market under the repurchase program authorized by our Board of Directors in December 2002. In the third quarter of 2003, the remainder of the proceeds, or $17.4 million, was used for general corporate purposes including capital expenditures.

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

(b) Reports on Form 8-K

On July 24, 2003, we furnished information regarding our preliminary results for the second quarter ended June 30, 2003 to the Securities and Exchange Commission on Form 8-K.

On September 25, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to announce the preliminary results of a Phase III clinical trial of ABRAXANE™ (ABI-007) in metastatic breast cancer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

By:/s/ PATRICK SOON-SHIONG
Patrick Soon-Shiong, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:/s/ NICOLE S. WILLIAMS
Nicole S. Williams
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2003