Form 10-K
period 2003-12-31
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2004-03-15
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-31781

American Pharmaceutical Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of Incorporation)	(I.R.S. Employer Identification No.)

1101 Perimeter Drive, Suite 300 Schaumburg, IL 60173-5837	(847) 969-2700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $467.2 million based on a split-adjusted closing price of $22.60 per share of common stock as reported on Nasdaq on such date.

Indicate by check mark whether the registrant is an accelerated filer (as determined by Exchange Act 12b-2). Yes ☑     No ☐

As of March 9, 2004, the Registrant had 70,149,152 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

American Pharmaceutical Partners, Inc.

FORM 10-K

For the Year Ended December 31, 2003

PART I

Item 1.	BUSINESS

Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the timing of and costs associated with the expected launch of ABRAXANE™;

•	the timing of any approvals of any ongoing or future NDA applications for ABRAXANE™;

•	the acceptance of and demand for our existing and new pharmaceutical products;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the actual results achieved in, and the timing of completion of, ongoing and future clinical trials for ABRAXANE™.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2004.

Overview

We are a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

Our products are generally used in hospitals, long-term care facilities, alternate care sites and clinics within North America. Unlike the retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations, or GPOs, or specialty distributors who distribute products within a particular end-user market, such as oncology clinics. GPOs and specialty distributors enter into collective purchasing agreements with pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their members.

In November 2001, we obtained the exclusive North American rights to manufacture and sell ABRAXANE™, formerly known as ABI-007, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol®, one of the world’s top selling cancer drugs. A multi-center Phase III clinical trial of ABRAXANE™ in the treatment of metastatic breast cancer, or breast cancer that has spread to other parts of the body, was completed in 2003 and American BioScience completed the submission of the New Drug Application (“NDA”) filing, under Fast Track designation, in March 2004 with a request for priority review.

In June 1998, we acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business, including manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were approved or pending with the FDA.

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. We are a majority owned subsidiary of American BioScience, Inc. (“ABI”), a California corporation. At December 31, 2003, American BioScience, Inc. owned 47,984,160 shares, or 68.7%, of our outstanding common stock.

Our Strategy

Our goal is to expand upon our position as an industry leader in the development, manufacture, sale and distribution of injectable pharmaceutical products. The key elements of our strategy include:

•	Continue to focus on product development and higher-margin opportunities. We believe that significant opportunities for growth will continue to exist due to an increasing number of patent expirations for proprietary injectable pharmaceutical products. We will continue to target products where additional generic competition is likely to be limited because of complexities in product development, the need for specialized manufacturing capabilities and the need for raw materials that are difficult to obtain. Specific areas of interest include ABRAXANE® and the potential for biologic generic products and low molecular weight heparin. We will continue to focus on product opportunities in the oncology, anti-infective and critical care markets, where we can utilize our manufacturing, development and regulatory skills.

•	Continue to focus on customer relationships. We will continue to focus on growing our strong relationships with the leading GPOs and specialty distributors in the United States. Much of our growth to date has resulted from increased penetration of our existing products into hospitals that are members of the largest GPOs and our ability to develop and receive approval of new products in response to customer needs. Our products touch on virtually every aspect of acute patient care, including: emergency rooms, intensive care, cardiac care, oncology, pediatric, obstetric/gynecology, psychiatric, orthopedic and dialysis units and operating rooms. We are also aggressively targeting alternate care sites and pharmaceutical wholesale companies specializing in a particular therapeutic category. These relationships are key to ensuring a market for the products we develop and thus enable us to invest aggressively in new product development.

•	Pursue proprietary pharmaceutical product opportunities in our focus therapeutic areas. We intend to acquire or license rights to proprietary injectable pharmaceutical products in our focus therapeutic areas, allowing us to enhance our market presence and visibility, as well as our revenue growth and profitability. We intend to take advantage of our manufacturing and marketing resources in oncology, anti-infectives and critical care by entering into development and marketing collaborations with companies that are developing proprietary products.

•	Complement internal growth with strategic acquisitions. We believe opportunities exist for us to enhance our competitive position by acquiring companies with complementary products and technologies. We also intend to invest in or acquire additional manufacturing capacity to meet projected increased demand for our current and future products.

Our Products

Generic Injectable Pharmaceuticals Under Development

Since our acquisition of the Fujisawa generic business in 1998, which included seven abbreviated new drug applications, or ANDAs, that were pending with the FDA, we have filed a total of 62 ANDAs for injectable product candidates with the FDA and received a total of 42 new generic product approvals. We received six ANDA approvals in 2003, 13 ANDA approvals in 2002 and had an additional 21 ANDAs pending with the FDA on December 31, 2003. We have over 50 product candidates under development across our oncology, anti-infective and critical care product categories. The following table highlights recent ANDA approvals:

Summary of 2003-04 Approvals and Approved ANDAs

Product	Brand Name	Indication	Approval Date	Launch Date
Ciprofloxacin (t)	Cipro ®	Anti-Infective	2/19/2004	2006 (e)
Cytarabine	Cytosar-U®	Oncology	1/15/2004	2004 (e)
Piperacillin	Pipracil®	Anti-Infective	11/14/2003	Jan-04
Fluconazole (t)	Diflucan®	Critical Care	4/15/2003	2004 (e)
Vincristine	Oncovin®	Oncology	12/20/2002	TBD
Dexamethasone	Decadron®	Critical Care	5/22/2003	2003
Valproate Sodium	Depacon®	Critical Care	6/30/2003	2003
Calcitriol	Calcijex®	Critical Care	5/6/2003	2003
Carboplatin (t)	Paraplatin®	Oncology	5/22/2002	2004 (e)
Bacitracin	Bacitracin ®	Anti-Infective	1/3/2002	2004 (e)

(t) -	tentative FDA approval pending only patent expiry and any subsequent exclusivity periods.

(e) -	expected, actual launch could be delayed or cancelled.

Injectable Oncology Products

We presently manufacture and market 13 injectable oncology products in 30 dosages and formulations. According to IMS Health, Inc. (“IMS”), a market research firm, during 2003 we were the market leader for six of these products in terms of units sold in the United States, selling more units than the innovator and all generic competitors. Our injectable oncology products generated net sales of $81.0 million in 2003, representing 23% of total our net sales for that year.

Our oncology products include:

Pamidronate. Pamidronate disodium is a bone-resorption inhibitor used to treat hypercalcemia associated with a malignancy, with or without bone metastates, and Paget’s disease. Pamidronate disodium is the generic equivalent of Novartis Pharmaceuticals’ Aredia®. We launched the liquid formulation of this product in May 2002 and offer the product in a unique plastic vial. IMS data indicates that we were the liquid Pamidronate market leader in 2003.

Mesna. Mesna is a cytoprotectant used to treat the side effects associated with certain chemotherapy drugs. Bristol-Myers originally marketed mesna under the brand name Mesnex®. We were the first to market a generic version of mesna and currently are one of only two generic companies currently marketing Mesna. We launched this product in May 2001.

Cisplatin. Cisplatin is a chemotherapy agent used alone or in combination with other agents to treat metastatic testicular or ovarian cancer, Hodgkin’s disease, non-Hodgkin’s lymphoma, brain tumors, cancer of the nervous system and head, neck, bone, cervical, lung and bladder cancer. Bristol-Myers originally marketed cisplatin under the brand name Platinol®. Together with several other companies, we prevailed in a lawsuit invalidating Bristol-Myers Squibb patent covering this product in October 1999 and the FDA granted us 180 days of market exclusivity when we launched cisplatin in November 1999. We are currently one of five producers of cisplatin competing for market share. According to IMS, we were the market leader for cisplatin in terms of units sold in 2003.

Ifosfamide. Ifosfamide is a chemotherapy drug used to treat germ cell testicular cancer and is often given in combination with Mesna. Bristol-Myers originally marketed ifosfamide under the brand name Ifex®. In response to customer requests, we were the first to offer individually packaged generic ifosfamide; others made the product available only in prepackaged kits containing mesna and ifosfamide and have only recently begun to offer the products individually. Additionally, our lyophilized form eliminates the need for the refrigerated storage required by the generic ifosfamide/mesna kit packaging. After receiving May 2002 FDA approval and 180-day exclusivity, we launched ifosfamide in July 2002. IMS data indicates that we attained a 50% share of the ifosfamide market in 2003.

Injectable Anti-Infective Products

We manufacture and market 15 injectable anti-infective products. According to IMS, we were the United States market leader for six injectable anti-infective products in terms of units sold during 2003. Our injectable anti-infective products generated net sales of $95.6 million in 2003, representing 27% of our total net sales for that year.

We believe we offer one of the most comprehensive portfolios of injectable anti-infective products, including eight different classes of antimicrobials. We believe we are the only generic pharmaceutical company that owns and operates a dedicated manufacturing facility in the United States for cephalosporins. We currently are the only generic competitor offering first-generation, second-generation and third generation generic cephalosporins. The FDA requires dedicated facilities for the manufacture of cephalosporins. According to IMS, the markets for second and third generation cephalosporins were approximately $110 million and $920 million, respectively, in 2003.

Our anti-infective products include:

Cefoxitin. Cefoxitin is a second-generation cephalosporin with a broad range of anti-microbial activity. Cefoxitin is often used for gynecological infections, especially in peri-operative prophylaxis. Many infections caused by gram-negative bacteria resistant to some cephalosporins and penicillins respond to cefoxitin. Merck marketed the innovator product under the brand name Mefoxin®. According to IMS data, we captured a majority of the unit and dollar share of this market in North America in 2003.

Vancomycin. Vancomycin is an antibiotic used to treat some types of Staph, Strep or other infections, particularly in patients who are allergic to penicillins or cephalosporins. Eli Lilly originally marketed vancomycin under the brand name Vancocin®. IMS data indicates that we currently are one of two competitors for injectable vancomycin. We are the only generic competitor to offer a 10-gram formulation of this antibiotic.

Doxycycline. Doxycycline is an antibiotic used to treat anthrax, Rocky Mountain Spotted Fever, typhus and mycoplasma pneumonia. Pfizer, Inc. originally marketed doxycycline under the brand name Vibramycin®. IMS indicates that we were the 2003 North American market leader in both units and dollars value sold.

Cefotaxime. Cefotaxime is a broad spectrum antibiotic in the third-generation cephalosporin class of antibiotics. It is used to treat intra-abdominal infections such as peritonitis, central nervous system infections including meningitis, lower respiratory tract, genitourinary, and gynecological infections, bacteremia and septicemia, and infections of the skin, bone and joints. Abbott Laboratories licensed the marketing rights from the innovator under the brand name Claforan®. We initially introduced cefotaxime on a limited basis in September 2001, and conducted a full-scale launch of the product in February 2002. We are the only manufacturer and marketer of generic cefotaxime in the United States.

Gentamicin. Gentamicin is an antibiotic used to treat endocarditis, septicemia and bacterial, bone, respiratory tract, soft tissue, urinary tract and other infections. Schering-Plough originally marketed this product under the brand name Garamycin®. We currently are one of three competitors for gentamicin. According to IMS, we sold the second largest number of units of injectable gentamicin during 2003.

Injectable Critical Care Products

We manufacture and market more than 50 injectable critical care products. According to IMS, we were the United States market leader for nine injectable critical care products in terms of units sold in 2003. Our injectable critical care products generated net sales of $169.8 million in 2003, representing 48% of our total net sales for that year.

Our critical care products include:

Heparin. Injectable heparin is a blood thinner used to prevent and treat blood clotting, especially in patients during and after surgery. We manufacture one of the most comprehensive lines of injectable therapeutic heparin. We currently are one of four competitors for injectable heparin. According to IMS, we were the North American market leader, in both number of units and dollar value, of therapeutic injectable heparin in 2003.

Oxytocin. Oxytocin is used to induce labor at term and control postpartum bleeding. Wyeth-Ayerst originally marketed oxytocin under the brand name Pitocin®. We are currently the only manufacturer of generic oxytocin, and according to IMS we were the market leader for oxytocin in terms of units sold in 2003, with over 93% share of the combined branded and generic markets.

Haloperidol Lactate. Haloperidol is an antipsychotic agent used to treat psychoses, Tourette’s Syndrome and severe behavioral problems in children. Ortho-McNeil Pharmaceuticals originally marketed haloperidol lactate under the brand name Haldol®. We were the first to market a generic haloperidol lactate product.

Proprietary Injectable Product

ABRAXANE™, a proprietary injectable oncology product candidate

We have licensed ABRAXANE™, formerly ABI-007, a patented formulation of paclitaxel, from American BioScience, Inc. Paclitaxel is the active ingredient in Taxol®, one of the world’s largest selling cancer drugs marketed by Bristol-Myers. American BioScience completed a multi-center Phase III clinical trial for ABRAXANE™ in the treatment of metastatic breast cancer in 2003. American BioScience filed the NDA for ABRAXANE™ with the U.S. Food and Drug Administration (“FDA”) in March 2004 under the Fast-Track designation with a request for priority review.

Many oncology drugs, including paclitaxel, are water insoluble and thus have historically required toxic solvents to formulate the drugs for injection. Taxol® and its generic equivalents contain the toxic solvent Cremophor. The toxicity of Cremophor limits the dose of Taxol® that can be administered, potentially limiting the efficacy of the drug. Furthermore, patients receiving Taxol® require pre-medication with steroids to prevent the toxic side effects associated with Cremophor and, in some cases, require a growth factor such as G-CSF to overcome low white blood cell levels resulting from chemotherapy. The FDA-approved dose of Taxol® is 135-175 mg/m2, administered over three to 24 hours using specialized intravenous tubing. Despite the difficulties associated with administration and serious dose-limiting toxicities, IMS data indicates that the U.S. market for paclitaxel based drugs exceeded $1.0 billion in size in 2003. ABRAXANE™ utilizes a proprietary, patented nanoparticle drug delivery technology to encapsulate paclitaxel in albumin, a human protein found in blood and is not formulated with Cremophor. We believe the nanoparticle more easily permeates the tumor, rapidly carrying more paclitaxel to the cancer cells and at the same time allowing less drug indiscriminately into normal, healthy cells. Additionally, ABRAXANE™ provides several advantages over Taxol® and its generic equivalents, including: avoiding the need for steroid premedication, reducing or eliminating the need for G-CSF support, and allowing for more rapid infusion without the need for specialized intravenous tubing.

Phase III Clinical Trial Results

In December 2003, ABRAXIS Oncology, our newly formed proprietary drug division, released the results of the randomized, controlled Phase III clinical trial in patients with metastatic breast cancer comparing the investigational product ABRAXANE™ to the Cremophor® solvent-based TAXOL®. A detailed analysis of the study was presented at the San Antonio Breast Cancer Symposium held in San Antonio, Texas on Friday, December 5, 2003. This randomized controlled Phase III clinical trial was designed to compare the safety and efficacy of 260 mg/m2 of ABRAXANE™ to 175 mg/m2 of Taxol® administered every three weeks in patients with metastatic breast cancer. In this trial, ABRAXANE™ was infused over 30 minutes without steroid pretreatment at a higher dose than Taxol®, which requires steroid therapy and infusion over three hours.

In this Phase III trial, patients with metastatic breast cancer receiving the solvent-free nanoparticle paclitaxel, ABRAXANE™ (n=229 patients) achieved almost a doubling of the tumor response rate when compared to those patients receiving Bristol-Myers Squibb’s Taxol® (n=225). The significance of the data was underscored by the fact that statistically superior response rates with

ABRAXANE™ compared to Taxol® were noted regardless of whether the data was assessed by the blinded, independent radiology review or the investigator assessment.

Although the ABRAXANE™ data and labeling remain subject to FDA review, the Phase III study demonstrated potentially important advantages of ABRAXANE™ over Taxol® as a treatment for metastatic breast cancer patients, based on:

•	higher response rates;

•	longer time to tumor progression;

•	absence of severe hypersensitivity reactions without the need for premedication;

•	less neutropenia despite a higher dose infused over a shorter period of 30 minutes; and,

•	a rapid recovery from sensory neuropathy compared with Taxol®, albeit with a somewhat higher incidence consistent with the higher dosage of paclitaxel administered.

Specifically, the results reported were as follows:

•	A significantly higher Overall Tumor Response Rate was noted in patients receiving ABRAXANE™ (33%) versus Taxol® (19%), (p=0.001). Similarly, analysis of the Target Lesion Response Rate showed significantly higher anti-tumor activity (p<0.001) with ABRAXANE™;

•	In patients receiving chemotherapy for metastatic breast cancer for the first time (first–line patients), a significantly higher tumor response was also noted, with 42% of ABRAXANE™ patients (n=97) responding to the therapy compared with a 27% response rate in patients (n=89) receiving Taxol®(p=0.029);

•	Similarly, the response rates with ABRAXANE™ were higher, and statistically significant, when analyzed in those patients who had failed prior chemotherapy, and in patients with poor prognostic indicators such as in those with liver metastases (26%, n=92 vs. 13%, n=97) and lung metastases (43%, n=74 vs. 25%, n=79);

•	A longer time to tumor progression was noted in patients receiving ABRAXANE™, with a median of 21.9 weeks versus a median progression time of 16.1 weeks after Taxol®, (p=0.030);

•	98% of cycles of ABRAXANE™ were administered without steroid premedication and no evidence of severe hypersensitivity reactions were noted in any of these patients thus confirming the ability to safely administer this solvent-free paclitaxel without the need for premedication. In contrast, 95% of the doses of Taxol® were administered with steroids and antihistamines, and still these patients showed a significantly higher incidence of flushing than those patients receiving ABRAXANE™ without pre-medication;

•	Both treatments were well tolerated with 98% of patients receiving the planned dose on both arms; the mean total paclitaxel dose delivered with ABRAXANE™ was 1459mg per patient per m2 and 909mg per patient per m2 with Taxol®;

•	Consistent with this higher dose of paclitaxel delivered with ABRAXANE™, the incidence of Grade 3 sensory neuropathy was 10% versus 2% in the patients receiving Taxol® (p<0.001). The Grade 3 sensory neuropathy resolved rapidly in the ABRAXANE™ patients within a median of 22 days and was thus easily managed. In contrast, and consistent with current clinical experience, recovery of the neuropathy after Taxol® administration was significantly prolonged with a median of 79 days (p=0.028). This finding suggests that it is possible, consistent with preclinical studies in the literature, that the Cremophor component of Taxol® may be responsible for structural damage (demyelination) to the nerve fibers resulting in prolonged neuropathy, while neuropathy due to paclitaxel alone is transient with rapid resolution. There were no reports of Grade 4 sensory neuropathy or severe motor neuropathy in either arm;

•	Despite the higher dose of paclitaxel delivered, there was significantly less Grade 4 neutropenia with ABRAXANE™ (9%) compared to Taxol®(22%), providing the first clinical evidence that Cremophor may contribute to bone marrow damage and loss of white blood cells;

•	Fluid retention was infrequent in both arms and there were no septic deaths in the study.

Ongoing Clinical Studies

In addition to the aforementioned Phase III clinical trial, the following clinical studies of ABRAXANE™ by American BioScience are underway:

•	A Phase II trial to explore a weekly dosing regimen of ABRAXANE™ in patients with metastatic breast cancer in which taxane therapy has failed,

•	a U.S. single-center, dose escalation Phase I/II clinical trial to evaluate the safety and anti-tumor activity of ABRAXANE™ in advanced, non-small cell lung cancer, and

•	a multi-center Phase II trial to evaluate the safety, tolerability and anti-tumor effect of ABRAXANE™ in first and second-line patients with metastatic melanoma

License Agreement

We have secured the North American marketing and manufacturing rights for ABRAXANE™ from American BioScience, Inc., which is responsible for conducting the clinical studies of ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though American BioScience completed its filing of the NDA for ABRAXANE™ for metastatic breast cancer in March 2004 with a request for priority review, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, American BioScience’s remaining obligation to complete the NDA filing and the potential sales of the product under other licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

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

Future milestone payments which will be earned upon achievement of regulatory events prior to FDA approval for each licensed indication will be expensed as achieved, while regulatory milestone payments earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

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

Under the license agreement, any profit on ABRAXANE™ sales in North America would be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we will continue to expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses. We will expense American BioScience’s share of any profit earned in our statements of income. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

Manufacturing Agreement

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

Research and Development

We have approximately 70 employees dedicated to product development, including more than 30 employees with Ph.D.s, who have expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery. We own and operate a 140,000 square foot research and development facility in Melrose Park, Illinois. The Melrose Park facility is currently undergoing a major renovation, reconfiguration and expansion to enhance our development capabilities. We have made, and will continue to make, substantial investment in research and development. Research and development costs for the fiscal year ended December 31, 2003 totaled $22.5 million, including $4.9 million related to the development of ABRAXANE™ manufacturing capabilities.

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

Sales and Marketing

Our core generic products are primarily marketed by a dedicated sales force to hospitals, long-term care facilities, alternate care sites, clinics and doctors who administer injectable products in their offices. Many purchases by these buyers are made through arrangements with GPOs, which negotiate collective purchasing agreements on behalf of their members, or through specialty distributors, which specialize in particular therapeutic categories such as oncology. We have long-term relationships with all of the major GPOs in the United States, which we believe collectively account for over 95% of all hospital-based pharmaceutical purchases in the United States. We also have relationships with the leading specialty distributors and are pursuing relationships with other specialty distributors and GPOs to facilitate product distribution to target markets. To this end, we entered into a primary vendor contract with a major oncology GPO in the first quarter of 2004. Through these relationships we believe we have access to nearly 100% of the buyers of injectable products in the United States. Our core generic sales force is comprised of approximately 45 field sales and national accounts professionals, supported by our customer service and sales support groups. Our representatives typically have substantial injectable pharmaceutical sales experience in the geographic region in which they operate.

During 2003, we formed the Abraxis Oncology division to market and sell our proprietary oncology product candidate ABRAXANE™ upon its projected 2004 launch. The dedicated Abraxis sales and marking group will target the oncology market: specifically, oncologists and the oncology distribution channel. Presently, the Abraxis division is comprised of approximately 60 sales, marketing and medical sales and support staff members and we anticipate the division will eventually include approximately 100 individuals.

We currently derive, and expect to continue to derive, a large percentage of our revenue from customers that have relationships with a small number of GPOs. Currently, less than ten GPOs control a large majority of sales to hospital customers. We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, Consorta, Inc., MedAssets Inc., Novation, LLC, Owen Healthcare, Inc., PACT, LLC and Premier Purchasing Partners, LP. In order to maintain these relationships, we believe we need to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Our GPO agreements are typically multi-year in duration and may be terminated on 60 to 90 days’ notice.

Our international sales, outside the U.S. and Canada, are approximately 1% of our total net sales.

Competition

We face competition in our core generic business from major, brand name pharmaceutical companies as well as generic manufacturers such as Abbott Laboratories, Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), Sicor Inc. (recently acquired by Teva), and Mayne Pharma (Faulding Pharmaceuticals). We have experienced additional competition from brand name competitors that have entered the generic pharmaceutical industry by creating generic subsidiaries, purchasing generic companies or licensing their products prior to or as their patents expire.

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

We anticipate that ABRAXANE™ will compete, directly or indirectly, with the primary taxanes in the market place, including Bristol Myers’ Taxol® and its generic equivalents, and Aventis’ Taxotere® as well as other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with ABRAXANE™.

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

The results of product development, preclinical animal studies and human studies are submitted to the FDA as part of the NDA. The NDA also must contain extensive manufacturing information. The FDA may approve or disapprove the NDA if applicable FDA regulatory criteria are not satisfied or it may require additional clinical data. Under certain circumstances, drug sponsors may obtain approval pursuant to Section 505(b)(2) of the Federal Food, Drug & Cosmetic Act based in part upon literature or an FDA finding and/or effectiveness for another approved product, even where the products are not duplicates in terms of chemistry and bioequivalance. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards are not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

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

Manufacturing

Our manufacturing facilities are located in Melrose Park, Illinois and Grand Island, New York. These facilities, which include dedicated cephalosporin powder filling, liquid filling line and oncolytic manufacturing suites, have in the aggregate approximately 402,000 square feet of manufacturing, packaging, laboratory, office and warehouse space.

We can produce a broad range of dosage formulations, including lyophilized products, liquids, both aseptically filled and terminally sterilized, and powders. Additionally, we believe that we have established the only commercial scale protein-engineered nanoparticle manufacturing capacity in the United States. We currently produce approximately 200 million vials of product per year.

In addition to manufacturing, we have fully integrated manufacturing support systems, including quality assurance, quality control, regulatory affairs and inventory control. These support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable services and goods to our customers on a timely basis.

We are required to comply with the applicable FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practice, or cGMP, regulations. cGMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Our manufacturing facilities must meet cGMP requirements to permit us to manufacture our products. We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration and other authorities to assess our compliance with applicable regulations.

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

Raw Materials

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are currently available only from a limited number of sources. Additionally, our regulatory approvals for each particular product denote the raw materials and components, and the suppliers for such materials, we may use for that product. Even when more than one supplier exists, we may elect to list, and in some cases have only listed, one supplier in our applications with the FDA. Any change in or addition of a supplier not previously approved must then be submitted through a formal approval process with the FDA. From time to time, it is necessary to maintain increased levels of certain raw materials due to the anticipation of raw material shortages or in response to market opportunities.

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

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. As of December 31, 2003, we owned several patents issued by the U.S. Patent and Trademark Office, and have additional patent applications pending, relating to our products including certain manufacturing methods. In addition, ABRAXANE™, and the technology surrounding ABRAXANE™, is covered by a number of issued patents owned by American BioScience relating to composition of matter, method of use and method of preparation.

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

Employees

As of December 31, 2003, we had a total of 1,212 full-time employees, of which 70 were engaged in research and development, 268 were in quality assurance and quality control, 603 were in manufacturing, 83 were in sales and marketing and 188 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Factors That May Affect Future Results of Operations

If ABRAXANE™ is not developed into a successful commercial product, our future profitability could be adversely affected and we would be unable to recoup the investments made to license and commercialize this product candidate.

In connection with our agreement to license ABRAXANE™ from American BioScience, we paid a substantial upfront licensing fee and have committed to make milestone payments and to split any profit on ABRAXANE™. Also, in anticipation of the potential launch of ABRAXANE™ we have begun to significantly invest in and expand our marketing, sales and manufacturing staff and to invest in paclitaxel raw material. The inability to successfully develop and commercialize ABRAXANE™ could cause us to lose some or all of the investment we have made to license and commercialize this product candidate.

American BioScience is responsible for conducting clinical trials and obtaining necessary regulatory approvals prior to commercialization of ABRAXANE™. The amount and timing of resources American BioScience devotes to develop ABRAXANE™ is not within our control. Additionally, any breach or termination of the ABRAXANE™ license agreement could delay or stop the commercialization of ABRAXANE™.

The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	scheduling or other conflicts with participating clinicians and clinical institutions

•	slower than anticipated patient enrollment

•	difficulty in finding and retaining patients fitting the trial profile

•	adverse events occurring during the clinical trials

Although we believe that the recently completed Phase III clinical trial conducted for ABRAXANE™ in indications of metastatic breast cancer demonstrated sufficient safety and efficacy to obtain the necessary regulatory approvals, we cannot predict whether or not the FDA will approve the New Drug Application for ABRAXANE™ recently filed for such indication by American BioScience. Additionally, the potential success, or failure, of ABRAXANE™ in trials for metastatic breast cancer may not be representative of the future viability of ABRAXANE™ with respect to other clinical indications. If the FDA believes that the results of Phase III clinical trials do not provide a satisfactory basis for approval of the NDA, American BioScience may need to conduct additional clinical trials or cease developing ABRAXANE™. Even if regulatory approvals are obtained and we commercialize ABRAXANE™, we may not generate sales sufficient to recoup the investments made to license and commercialize ABRAXANE™. Further, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel, generic versions of Taxol® and other cancer drugs and therapies, any of which may compete directly or indirectly with ABRAXANE™ and which might adversely affect the commercial success of ABRAXANE™.

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

Our top ten products comprised approximately 55% of our 2003 net sales. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. We cannot assure that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.

Our products generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, insufficient or incomplete submissions to the FDA for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies which result in a 180-day exclusivity period, and changes in regulatory policy during the period of product development or during the regulatory approval process. The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by us or by the FDA. Delays in obtaining regulatory approvals, the revocation of a prior approval, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

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

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), Sicor Inc. (recently acquired by Teva) and Mayne Pharma (Faulding Pharmaceuticals). Smaller companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Many of these entities have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than us. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

Any reduction in demand for our products could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, or loss of market share. These competitive pressures could adversely affect our business and operating results.

If we are unable to maintain our key customer arrangements, sales of our products and revenue would decline.

Almost all injectable pharmaceutical products are sold to customers through arrangements with group purchasing organizations, or GPOs, and distributors. The majority of hospitals contract with the GPO of their choice for their purchasing needs. We currently derive, and expect to continue to derive, a large percentage of our revenue from customers that have relationships with a small number of GPOs. Currently, less than ten GPOs control a large majority of sales to hospital customers. We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, Consorta, Inc., MedAssets Inc., Novation, LLC, Owen Healthcare, Inc., PACT, LLC and Premier Purchasing Partners, LP. In order to maintain these relationships, we believe we need to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we have relationships also have relationships with other manufacturers that sell competing products and may decide to contract for or otherwise prefer products other than ours for one or more of these or other reasons. Most of our GPO agreements may be terminated on 60 or 90 days notice. If we are unable to maintain our arrangements with GPOs and key customers, sales of our products and revenue would decline.

Our strategy to license rights to or acquire and commercialize proprietary, biological injectable or other specialty injectable products may not be successful, and we may never receive any return on our investment in these product candidates.

Because our research and development activities are not focused on the development of proprietary products, we intend to license rights to or acquire proprietary products from third parties. Additionally, we are in the process of establishing our capabilities in biologic generic products so that we are able to offer such products when regulatory approvals and patents allow for such products. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire these products. We may not be able to license rights to or acquire these proprietary products on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, significant up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss. ABRAXANE™ is the only proprietary pharmaceutical product we have licensed to date.

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

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, our President and Chief Executive Officer, Derek Brown and Jeffrey Yordon, our Co-Chief Operating Officers and Nicole Williams, our Chief Financial Officer. We do not have employment agreements with any of these individuals, and the loss of the services of any one of them may significantly delay or prevent the achievement of our product development or business objectives. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so would significantly harm our business and reputation.

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

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products with conflicting patent rights have been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies which market generic products focus their development efforts on products with expiring patents. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.

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

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. Our patents and those for which we have or will license rights, including for ABRAXANE™, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third party patents could reduce the coverage of the patents license, or that may be license to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. We may have to change our business practices, or our existing business practices could be challenged as unlawful due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect our business.

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

Our stock price has been volatile in response to market and other factors.

The market price for our common stock has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	variations in our quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates;

•	announcements of technological innovation or new products or services by us or our competitors;

•	announcements by us or our competitors of significant acquisition, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	investor perception of our industry or our prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

Item 2.	PROPERTIES

We operate various facilities in the United States and Canada, which have an aggregate size of approximately 683,000 square feet.

Our principal executive offices are located in Schaumburg, Illinois and occupy a total of 29,000 square feet of space under a lease that expires in June 2005 and subleases that expire in June 2004. In February 2004, we entered into a new lease for 45,407 square feet of space for future use as our principal executive offices in Schaumburg, Illinois. This lease expires in May 2016. We also lease a sales and administrative office in Los Angeles, California that occupies 5,300 square feet under a lease that expires in March 2007. Our business office in Ontario, Canada consists of 6,500 square feet of office space under a lease that expires in June 2004 and a sublease that expires in May 2004. In Bensenville, Illinois, we operate a distribution facility of approximately 100,000 square feet under a lease that expires in September 2004.

We own and operate manufacturing facilities of approximately 122,000 square feet and 160,000 square feet of manufacturing, packaging, laboratory, office and warehouse space in Melrose Park, Illinois and Grand Island, New York, respectively. We own and operate a research and development facility of approximately 140,000 square feet in Melrose Park, Illinois. In 2003, we acquired another facility in Grand Island, New York for approximately $2.2 million. The new facility encompasses approximately 120,000 square feet, on over 20 acres, and will be used to expand certain of our warehousing and manufacturing operations, including the planned manufacture of biologic products.

Item 3.	LEGAL PROCEEDINGS

In October and November of 2003, several purported federal securities class action lawsuits were filed against us, four of our officers, and American BioScience, Inc. in the United States District Court for the Northern District of Illinois. The complaints allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and rule 10b-5, principally relating to purportedly false and misleading statements made by us regarding ABRAXANE™. Management believes that these claims are without merit and intends to vigorously defend against these claims.

Additionally, in December 2003 a purported shareholder derivative class action was filed in the Circuit Court of Cook County, Illinois, Chancery Division against each member of our Board of Directors and one non-director executive officer. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purported misleading statements that are at issue in the pending securities class action lawsuits. In the securities class action lawsuits, the Company denies making any misleading statements. The derivative complaint also alleges claims relating to stock transactions by certain of the director and officer defendants. The Company believes that there are many defects in this complaint and intends to vigorously defend this action.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the quarter ended December 31, 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is listed and traded on the NASDAQ National Market under the symbol “APPX.” The following table sets forth the high and low split-adjusted prices for our common stock as reported by NASDAQ for fiscal year 2003 and for 2002:

	2003		2002
	Price Per Share		Price Per Share
	High	Low	High	Low
For the quarter ended:
March 31,	$18.50	$11.48	$14.67	$8.65
June 30,	$26.42	$10.55	$11.03	$6.70
September 30,	$44.15	$22.33	$11.77	$5.17
December 31,	$39.30	$22.65	$16.48	$10.05

As of March 9, 2004, the closing price for our common stock, as reported on NASDAQ, was $38.53 per share. On March 4, 2004, we had approximately 88 holders of record of our common stock.

Dividend Policy

No cash dividends were declared or paid in fiscal 2003, fiscal 2002 or fiscal 2001. Our credit facility currently restricts our ability to pay cash dividends and we have no current intention of paying cash dividends.

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$351,315	$277,474	$192,029	$165,495	$136,523
Cost of sales	159,938	140,512	121,619	105,587	91,062

Gross profit	191,377	136,962	70,410	59,908	45,461
Operating expenses:
Research and development (exclusive of stock-based compensation)	22,507	14,474	13,790	13,016	9,865
Selling, general and administrative (exclusive of stock-based compensation)	52,719	44,285	30,911	30,048	23,450
Stock-based compensation (1)	1,215	2,347	2,491	615	88
(Gain) loss on litigation settlements, net	—	—	(750)	28,353	—
Equity in net (income) loss of Drug Source Co., LLC	(1,837)	(1,666)	(1,414)	122	—

Total operating expenses	74,604	59,440	45,028	72,154	33,403

Operating income (loss)	116,773	77,522	25,382	(12,246)	12,058
Interest income	1,758	2,135	1,204	200	275
Interest and other expense	537	(1,358)	(4,419)	(1,751)	(2,104)

Income (loss) before income taxes	119,068	78,299	22,167	(13,797)	10,229
Provision (benefit) for income taxes	47,375	33,100	9,539	(5,038)	4,147

Net income (loss)	71,693	45,199	12,628	(8,759)	6,082
Less imputed preferred stock dividends	—	—	(951)	(1,000)	(1,000)

Income (loss) applicable to common stock	$71,693	$45,199	$11,677	$(9,759)	$5,082

Income (loss) per common share (2):
Basic	$1.03	$0.62	$0.31	$(0.29)	$0.15
Diluted	$0.99	$0.60	$0.20	$(0.29)	$0.10
Weighted-average common shares outstanding:
Basic	69,673	72,711	37,077	33,792	32,966
Diluted	72,745	75,479	58,422	33,792	52,586
Other data:
EBITDA (3)	$126,318	$87,471	$34,734	$(4,485)	$18,962
Adjusted EBITDA (3)	127,533	89,818	38,229	29,265	21,132
Cash flow provided by operating activities	57,525	37,863	11,605	18,580	8,186
Cash flow used in investing activities	(24,432)	(19,166)	(9,146)	(11,851)	(6,762)
Cash flow provided by (used in) financing activities	(14,390)	75,610	93,722	(11,661)	(2,489)
Consolidated balance sheet data:
Working capital	$160,019	$107,825	$76,421	$25,249	$31,130
Total assets	303,785	220,976	239,787	122,823	103,015
Long-term debt, including current portion	—	—	—	18,939	23,501
Series A redeemable convertible preferred stock	—	—	—	12,583	11,583
Total stockholders’ equity	246,061	180,708	130,070	38,699	50,175

(1)	We recorded stock-based compensation related to certain stock option grants. Stock-based compensation relates to the following:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Research and development	$70	$195	$182	$73	$—
Selling, general and administrative	1,145	2,152	2,309	542	88

	$1,215	$2,347	$2,491	$615	$88

(2)	See Note 2 to our consolidated financial statements for an explanation of the number of shares used to compute basic and diluted net income (loss) per common share.

(3)	EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude shares issued to Premier Purchasing Partners, L.P., stock-based compensation and litigation settlements, net. Items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing our financial performance, and EBITDA and adjusted EBITDA should not be considered as measures of financial performance under generally accepted accounting principles, or GAAP. We present adjusted EBITDA to enhance the understanding of our operating results. EBITDA and adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by (used in) our operations, investing or financing activities or other financial information presented in the consolidated financial statements as indicators of our financial performance or liquidity. Because EBITDA and adjusted EBITDA are not measurements determined in accordance with GAAP and are therefore susceptible to varying calculations, EBITDA and adjusted EBITDA as presented may not be comparable to other similarly tested measures of other companies.

The following table reconciles net income (loss) to EBITDA and EBITDA to adjusted EBITDA:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Net income (loss)	$71,693	$45,199	$12,628	$(8,759)	$6,082
Depreciation and amortization	9,002	9,980	9,352	7,761	6,904
Provision (benefit) for income taxes	47,375	33,100	9,539	(5,038)	4,147
Interest (income) expense, net	(1,752)	(808)	3,215	1,551	1,829

EBITDA	126,318	87,471	34,734	(4,485)	18,962
Common shares issued to Premier	—	—	1,754	4,782	2,082
Stock-based compensation	1,215	2,347	2,491	615	88
Litigation settlements, net	—	—	(750)	28,353	—

Adjusted EBITDA	$127,533	$89,818	$38,229	$29,265	$21,132

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the timing of and costs associated with the expected launch of ABRAXANE™;

•	the timing of any approvals of any ongoing or future NDA applications for ABRAXANE™;

•	the acceptance of and demand for our existing and new pharmaceutical products;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the actual results achieved in, and the timing of completion of, ongoing and future clinical trials for ABRAXANE™.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2004.

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide the reader with summary level information on: our history, strategy, highlights of our 2003 results and our outlook for 2004. Following this overview the MD&A is organized as follows:

•	a discussion of our operating results,

•	a review of factors impacting our liquidity and cash flow,

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results,

•	information on the license and manufacturing agreements underlying our proprietary oncology product candidate, ABRAXANE™,

•	a summary of our contractual obligations, and

•	our assessment of the potential impact of recent accounting pronouncements on the Company.

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

Background

We were incorporated in Delaware in 2001 and are a majority owned subsidiary of American BioScience, Inc., a California corporation. At December 31, 2003, American BioScience owned 47,984,160 shares, or 68.7%, of our outstanding common stock.

We are a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. Although we intend to manufacture and market proprietary injectable pharmaceutical products, substantially all of our net sales have been derived from generic injectable pharmaceutical products.

We began in 1996 with an initial focus on U.S. marketing and distribution of generic pharmaceutical products manufactured by others. In June 1998, we acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business including manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were approved by and pending with the FDA. We have derived substantially all of our revenue since the acquisition from the sale of products manufactured in the facilities acquired from Fujisawa.

In November 2001, we obtained the exclusive North American rights to manufacture and sell ABRAXANE™, formerly known as ABI-007, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol®, one of the world’s top selling cancer drugs. A multi-center Phase III clinical trial of ABRAXANE™ in the treatment of metastatic breast cancer, or breast cancer that has spread to other parts of the body, was completed in 2003 and American BioScience completed the submission of the New Drug Application (“NDA”) filing, under Fast Track designation, in March 2004, with a request for priority review.

On December 14, 2001, we completed our initial public offering of 13,500,000 shares of common stock at a public offering price of $10.67 per share and realized net proceeds of $131.0 million. On January 10, 2002, the underwriters from our initial public offering exercised in full their option to purchase an additional 2,025,000 shares of our common stock at the initial public offering price of $10.67 per share providing additional proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

Strategy

Our goal is to expand upon our position as an industry leader in the development, manufacture, sale and distribution of injectable pharmaceutical products, with an intent of offering a broad portfolio of injectable products affecting every aspect of hospital care. Key elements of our strategy include:

•	Continue to focus on new, higher-margin injectable product opportunities, including: our proprietary oncology product candidate, ABRAXANE™; generic opportunities as products approach patent expiry; low molecular weight heparins; and, as the FDA regulatory environment evolves, biologic generic products.

•	Maintain and improve our current Good Manufacturing Practice (“cGMP”) product development and manufacturing capabilities and capacity to meet future market needs and evolving regulatory requirements.

•	Enhance our customer relationships with group purchasing organizations (“GPOs”), specialty distributors and end-user organizations by providing the service level, quality and relationships expected by our customers, further enhanced by our breadth of product offering and sole supplier position for needed products.

•	Advance our strategic sourcing capabilities to obtain raw materials, intellectual property, technology and processes necessary to develop and manufacture both future and existing products.

2003 Highlights

•	Financially, 2003 was another year of strong growth. Our 2003 revenue growth of 27% exceeded our expectations for the year and operating profit increased 51%, or $39 million, after incurring $9.3 million in ABRAXANE™ prelaunch costs. Operating cash flow increased 52% to $57.5 million, after our $34 million investment in ABRAXANE™ prelaunch build-up of raw material inventory and other prelaunch costs. Additionally, our equity base increased by over a third, or $65 million, despite the repurchase of $20 million of our common stock during 2003.

•	We received six Abbreviated New Drug Application (“ANDA”) approvals from the U.S. Food and Drug Administration (“FDA”) in 2003, including two tentative approvals for products which we plan to launch in 2004. We have received two more approvals, one tentative, to date in 2004. We currently have 19 ANDA’s pending at the FDA. The following table highlights our recent approvals:

Summary of 2003-04 Approvals and Approved ANDAs

Product	Brand Name	Indication	Approval Date	Launch Date
Ciprofloxacin (t)	Cipro ®	Anti-Infective	2/19/2004	2006 (e)
Cytarabine	Cytosar-U®	Oncology	1/15/2004	2004 (e)
Piperacillin	Pipracil®	Anti-Infective	11/14/2003	Jan-04
Fluconazole (t)	Diflucan®	Critical Care	4/15/2003	2004 (e)
Vincristine	Oncovin®	Oncology	12/20/2002	TBD
Dexamethasone	Decadron®	Critical Care	5/22/2003	2003
Valproate Sodium	Depacon®	Critical Care	6/30/2003	2003
Calcitriol	Calcijex®	Critical Care	5/6/2003	2003
Carboplatin (t)	Paraplatin®	Oncology	5/22/2002	2004 (e)
Bacitracin	Bacitracin ®	Anti-Infective	1/3/2002	2004 (e)

(t) -	tentative FDA approval pending only patent expiry and any subsequent exclusivity periods.

(e) -	expected, actual launch could be delayed or cancelled.

•	In December 2003, our newly formed proprietary drug division, ABRAXIS Oncology, announced positive results of a randomized, controlled Phase III clinical trial in patients with metastatic breast cancer comparing our investigational product ABRAXANE™ (formerly ABI-007) to the Cremophor® solvent-based Taxol®. Patients with metastatic breast cancer receiving ABRAXANE™ achieved almost a doubling of the tumor response rate when compared to those patients receiving Bristol-Myers’ Taxol®. Although the ABRAXANE™ data and labeling remain subject to FDA review, the Phase III study demonstrated potentially important advantages of ABRAXANE™ over Taxol® as a treatment for metastatic breast cancer patients, based on: higher response rates; longer time to tumor progression; absence of severe hypersensitivity reactions without the need for premedication; less neutropenia despite a higher dose infused over a shorter period of 30 minutes; and, a rapid recovery from sensory neuropathy compared with Taxol®, although with a slightly higher incidence of sensory neuropathy consistent with the higher dosage of the active ingredient, paclitaxel, administered.

Key elements of the reported results include the following:

•	A significantly higher Overall Tumor Response Rate was noted in patients receiving ABRAXANE™ (33%) versus Taxol® (19%), (p=0.001). Similarly, analysis of the Target Lesion Response Rate showed significantly higher anti-tumor activity (p<0.001) with ABRAXANE™;

•	In patients receiving chemotherapy for metastatic breast cancer for the first time (first–line patients), a significantly higher tumor response was also noted, with 42% of ABRAXANE™ patients (n=97) responding to the therapy compared with a 27% response rate in patients (n=89) receiving Taxol® (p=0.029);

•	Similarly, the response rates with ABRAXANE™ were higher, and statistically significant, when analyzed in those patients who had failed prior chemotherapy, and in patients with poor prognostic indicators such as in those with liver metastases (26%, n=92 vs. 13%, n=97) and lung metastases (43%, n=74 vs. 25%, n=79);

•	A longer time to tumor progression was noted in patients receiving ABRAXANE™, with a median of 21.9 weeks versus a median progression time of 16.1 weeks after Taxol, (p=0.030).

2004 Outlook

American Pharmaceutical Partners’ 2004 outlook is as follows:

•	We currently expect that in 2004, core generic product sales will grow in excess of 20% over 2003, with the growth substantially driven by anticipated product launches in the third and fourth quarters, including the launch of two products, Fluconazole and Carboplatin, for which we have obtained tentative approvals pending only expiration of the innovator patents, and any exclusivity periods;

•	Gross margins for the base business are expected to be in the low to mid 50% range;

•	We are preparing for potential approval of the ABRAXANE™ NDA and an assumed early fourth-quarter product launch. As such, we anticipate incurring ABRAXANE™ related development, selling and marketing expenses of approximately $40 million ratably over 2004. In addition, we expect to pay and expense the $10.0 million milestone payment upon FDA acceptance of the ABRAXANE™ NDA filing in the second quarter of 2004. We also expect to pay a $15.0 million milestone payment upon FDA approval of the NDA which would be capitalized and amortized over the estimated life of the product.

While American BioScience completed filing of the ABRAXANE™ NDA for metastatic breast cancer in March 2004 and requested priority review, we cannot predict when the FDA will complete its review of the filing or when or if the NDA will be approved. Any resulting profit on North American sales of ABRAXANE™ for licensed indications would be shared equally between American BioScience and us.

If regulatory approval of ABRAXANE™ for metastatic breast cancer in the United States is not obtained or is substantially delayed, we do not believe there will be any material accumulated adverse impact on earnings or cash flow as marketing and pre-launch costs (excluding inventory) are being expensed as incurred and we would not be required to make any future payments for the achievement of regulatory milestones for any other indication. In addition, we anticipate that we would be able to recover a substantial portion of our investment in paclitaxel raw material inventory; however, we expect that we would have to write-off any commercial ABRAXANE™ finished goods inventory, of which we currently have none. On March 11, 2004 we entered into an agreement with American BioScience under which the parties agreed to share certain costs of any unsaleable ramp-up inventory of ABRAXANE™ that is manufactured in preparation for its projected launch.

•	We intend to pursue distribution arrangements with specialty GPOs and specialty distributors to facilitate product distribution to target markets. To this end, we entered into a primary vendor contract with a major oncology GPO in March 2004.

•	We anticipate that 2004 research and development expense will approximate 2003 levels and that selling, general and administrative expense in our core generic business will increase in line with core business sales growth. We further expect our 2004 effective tax rate to range around 38%-40% of pretax income.

RESULTS OF OPERATIONS

Overview

The following table sets forth the results of our operations for the three years ended December 31, and forms the basis for the following discussion of our operating activities:

				Change Favorable (Unfavorable)
	Year Ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Critical care	$169,849	$135,370	$100,397	$34,479	25%	$34,973	35%
Anti-infective	95,581	74,082	54,721	21,499	29%	19,361	35%
Oncology	81,049	61,204	31,179	19,845	32%	30,025	96%
Contract manufacturing and other	4,836	6,818	5,732	(1,982)	(29)%	1,086	19%

Total net sales	351,315	277,474	192,029	73,841	27%	85,445	44%
Cost of sales	159,938	140,512	121,619	(19,426)	(14)%	(18,893)	(16)%

Gross profit	191,377	136,962	70,410	54,415	40%	66,552	95%
Percent to net sales	54.5%	49.4%	36.7%
Operating expenses:
Research and development costs	22,507	14,474	13,790	(8,033)	(55)%	(684)	(5)%
Percent to net sales	6.4%	5.2%	7.2%
Selling, general and administrative expenses	52,719	44,285	30,911	(8,434)	(19)%	(13,374)	(43)%
Percent to net sales	15.0%	16.0%	16.1%
Stock-based compensation	1,215	2,347	2,491	1,132	48%	144	6%
Gain on litigation settlements, net	—	—	(750)	—	—	(750)	(100)%
Equity in net income of Drug Source Co., LLC	(1,837)	(1,666)	(1,414)	171	10%	252	18%

Total operating expenses	74,604	59,440	45,028	(15,164)	(26)%	(14,412)	(32)%

Percent to net sales	21.2%	21.4%	23.4%
Operating income	116,773	77,522	25,382	39,251	51%	52,140	205%
Percent to net sales	33.2%	27.9%	13.2%
Interest income	1,758	2,135	1,204	(377)	(18)%	931	77%
Interest expense and other	537	(1,358)	(4,419)	1,895	140%	3,061	69%

Income before income taxes	119,068	78,299	22,167	40,769	52%	56,132	253%
Provision for income taxes	47,375	33,100	9,539	(14,275)	(43)%	(23,561)	(247)%

Net income	71,693	45,199	12,628	26,494	59%	32,571	258%
Less imputed preferred stock dividends	—	—	(951)	—	—	951	100%

Income applicable to common stock	$71,693	$45,199	$11,677	$26,494	59%	$33,522	287%

Percent to net sales	20.4%	16.3%	6.1%
Income per common share:
Basic	$1.03	$0.62	$0.31
Diluted	$0.99	$0.60	$0.20
Weighted-average common shares outstanding:
Basic	69,673	72,711	37,077
Diluted	72,745	75,479	58,422

Operating Results

Net Sales

Net sales increased $73.8 million, or 27%, in 2003 due primarily to products launched during 2002, favorable pricing and strong demand for more mature products and increased market penetration for certain key products.

In 2002, net sales increased $85.4 million, or 44%, due primarily to eight new product launches in 2002 and a full year of sales and increased market penetration for the 10 products launched in 2001. The 2002 launches of pamidronate, amiodarone, cefotaxime, ketorolac and ifosfamide contributed significantly to 2002 net sales as did strong demand and market opportunities for anti-infectives. The new, higher margin products increasingly impacted sales growth as the year progressed, contributing substantially to the year-over-year sales gains in the fiscal 2002 third and fourth quarters.

Gross Profit

Gross profit increased $54.4 million, or 40%, in 2003 on a 27% sales increase, representing 54.5% of sales in 2003 as compared to 49.4% of sales in 2002. The increase in 2003 gross profit as a percentage of net sales was primarily due to the contribution of products launched in 2002, favorable market conditions for generic injectables, higher margin market opportunities for certain existing products and first-half efficiencies resulting from higher unit production volumes. Gross profit margins declined slightly as the year progressed due primarily to anticipated, albeit later than expected, price declines on certain more recently launched products. Typically, newly approved and marketed generic injectable products yield significantly higher gross margins relative to sales than do mature products, with gross margin on such products generally expected to decline over time due to competitive factors in the market place.

During 2002, gross profit increased $66.6 million, or 95%, on a 44% sales gain. The stronger gross profit was primarily due to the introduction of new, higher margin products during 2002 and to higher margin market opportunities for certain existing products. The 2002 gross profit margin also benefited from higher unit production volumes and the resulting cost efficiencies.

Research and development (“R&D”)

R&D expense increased by $8.0 million, or 55%, in 2003 due to pre-production work on products in late-stage development, including $4.9 million of ABRAXANE™ production development costs, and to the increased cost of raw materials used in other development activities.

Selling, general and administrative (“SG&A”)

SG&A expense increased $8.4 million, or 19%, in 2003 due to $4.4 million in sales and marketing start-up costs in anticipation of approval and launch of ABRAXANE™, increased staffing requirements resulting from rapid sales growth, increased technology infrastructure and higher risk management costs. Excluding the investment in ABRAXANE™ pre-launch costs, SG&A for the core injectable business was 13.8% of sales in 2003 as compared to 16.0% of sales in 2002 and 16.1% in 2001.

The $13.4 million increase in SG&A expense in 2002 was primarily due to increased staffing requirements resulting from rapid sales growth and to increased costs associated with being a public company for the first full year.

Other Operating Expenses

Stock-based compensation expense fell $1.1 million in 2003 as compared to the prior year due to the accelerated amortization schedule used to expense such costs. Stock-based compensation expense results primarily from the issuance, prior to our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.

Drug Source Company, LLC, is a 50% owned company, which acts as a selling agent of raw material to the pharmaceutical industry, including APP. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Research and development expense includes purchases from Drug Source Company of $1.8 million and $1.5 million in 2003 and 2002, respectively. Ending inventory included purchases from Drug Source Company of $0.8 million and $1.8 million at December 31, 2003 and 2002, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash, with the 2003 decline primarily attributable to lower interest rates and a lower invested cash position in 2003.

Interest expense and other consisted of a credit of $0.5 million in 2003 as compared to $1.4 million in expense in 2002. The 2003 credit resulted primarily from foreign exchange gains on our intercompany trading account with Pharmaceutical Partners of Canada, our wholly owned subsidiary, as a result of the weaker U.S. dollar. Prior year interest expense resulted primarily from imputed non-cash interest on a litigation settlement paid in December 2002.

Provision for income taxes

Our effective income tax rate was 39.8%, 42.3% and 43.0% in 2003, 2002 and 2001, respectively, with the decline in the effective rate due primarily to both favorable experience as a stand-alone tax entity and a shift in the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the three years ended December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$58,625	$39,771	$96,688
Working capital	160,019	107,825	76,421
Total assets	303,785	220,976	239,787
Long-term debt, including current portion	—	—	—
Total stockholders’ equity	246,061	180,708	130,070
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$57,525	$37,863	$11,605
Investing activities	(24,432)	(19,166)	(9,146)
Financing activities	(14,390)	(75,610)	93,722

We believe that our current cash and short-term investments, cash generated from operations, funds available from our revolving line of credit and the ability to issue debt or equity securities under our shelf registration will be sufficient to finance our operations, including prelaunch activity relating to ABRAXANE™, product development and capital expenditures, including the possible reacquisition of our own common stock, for at least the next 12 months. In the event we engage in future acquisitions we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities pursuant to our shelf registration or otherwise.

Capital Requirements

Our capital requirements depend on numerous factors, including:

•	increasingly in late 2003 and 2004, working capital requirements and pre-launch costs required to fund the ABRAXANE™ commercialization effort;

•	the need for manufacturing expansion and improvement and information technology requirements;

•	the requirements of any potential acquisition;

•	the amount of cash generated by operations;

•	and the potential repurchase of our common stock from time to time, at the discretion of our Board of Directors.

We presently anticipate that our 2004 capital expenditure requirements will range from $35-$40 million.

Adequate funds for these purposes may not be available when needed or on terms acceptable to us, and we may need to raise capital that may not be available on terms favorable or acceptable to us, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise money when needed, we may have to reduce or slow ABRAXANE™ prelaunch activities, reduce capital expenditures or scale back development of new products.

Credit Facility

Our credit facility consists of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires on December 14, 2006. Borrowings under the credit facility are secured by substantially all of our assets and the credit facility prohibits us from paying cash dividends and includes other covenants and restrictions. There were no balances outstanding under our credit facility at December 31, 2003 or December 31, 2002 and we were in compliance with all covenants at December 31, 2003 and 2002.

Universal Shelf Registration

On September 5, 2003, we filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on September 22, 2003. Under the shelf registration statement, we may from time to time, offer and sell up to $150 million of our common stock (which may include treasury shares), debt securities, common stock warrants and/or debt warrants at prices and on terms to be determined at the time of the offering of such securities. If and when we offer and sell these securities, we anticipate using the resulting proceeds for general corporate purposes including efforts related to the commercialization of ABRAXANE™. Additionally, American BioScience may, from time to time, sell up to 3,000,000 shares of our common stock under the shelf registration. We would not receive any proceeds from the sale of shares of our common stock by American BioScience. As of the date of this filing, no securities have been offered under the shelf registration and we currently do not have any plans to offer securities pursuant to this self registration.

Sources and Uses of Cash

Operating Activities

Cash flow from operating activities is our primary source of liquidity. Net cash provided by operating activities increased $19.7 million in 2003 due primarily to a $26.5 million increase in net income, and after $34.0 million in spending for ABRAXANE™ prelaunch raw material inventory and marketing expenses.

Operating cash flow increased $26.3 million in 2002, primarily the result of increasing profitability, partially offset by increased inventory and receivables working capital requirements resulting from increased sales.

Investing Activities

Our investing activities consist principally of capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and, to a lesser extent, outlays necessary to acquire various product or intellectual property rights. Net cash used in investing activities was $24.4 million in 2003, $19.2 million in 2002 and $9.1 million in 2001. In all periods presented, investing activities primarily consist of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives and infrastructure.

Financing Activities

Financing activities generally include cash flows from the issuance or repurchase of our common stock, proceeds from the exercise of employee stock options and transactions with American BioScience, our parent company. Net cash used in financing activities during 2003 was $14.4 million, resulting primarily from the first quarter repurchase of 1,596,081 shares of our common stock on the open market for $20.0 million pursuant to the stock repurchase program approved by our Board of Directors on December 10, 2002. Cash used for share repurchases was partially offset by $4.2 million in cash proceeds from the exercise of employee stock options and sale of stock to the employee stock purchase program during 2003.

The $75.6 million net use of cash for financing in 2002 resulted from the initial $60.0 million payment to American BioScience for ABRAXANE™ product license rights and the repurchase of $36.3 million of common shares, partially offset by $20.1 million in proceeds from the January 2002 over-allotment exercise. Due to its related party nature, the $60.0 million license payment to our majority stockholder in 2002 has been presented as a financing activity on the cash flow statement, consistent with its treatment as a direct reduction in stockholders equity on our balance sheet.

Our financing activities in 2001 included net proceeds from our initial public offering of $131.0 million, partially offset by an $18.9 million reduction in long-term debt and $13.9 million in loans made to American BioScience.

Stock Repurchase Program

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

Pursuant to a December 10, 2002 authorization by our Board of Directors, we repurchased 1,596,081 of our shares in the 2003 first quarter for $20.0 million. Additionally, in 2002, we repurchased all 4,371,891 shares of our common stock held by

Premier Purchasing Partners LP, for $30.3 million in cash, including transaction costs and repurchased 678,426 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6.0 million in cash, both pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002. These repurchases were funded using our internal cash resources and are being held as treasury shares to be used for general corporate purposes. In aggregate, the 6,646,398 common shares held as treasury stock at December 31, 2003 have a cost basis of $8.47 per share.

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes our contractual obligations and other commitments, consisting solely of operating leases, as of December 31, 2003:

	Total	Payments by Period
		1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$2,645	$1,554	$993	$92	$6

Additionally, on February 13, 2004 we signed an operating lease for office space in Schaumburg, Illinois with rental payments totaling $11.5 million over a period of 12 years.

As of December 31, 2003, we did not have any off-balance sheet financing arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ABRAXANE™ LICENSE AND MANUFACTURING AGREEMENT

We have secured the North American marketing and manufacturing rights for ABRAXANE™ from American BioScience, Inc., which is responsible for conducting the clinical studies of ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though American BioScience completed its filing of the NDA for ABRAXANE™ for metastatic breast cancer in March 2004 with a request for priority review, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, American BioScience’s remaining obligation to complete the NDA filing and the potential sales of the product under other licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

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

Future milestone payments which will be earned upon achievement of regulatory events prior to FDA approval for each licensed indication will be expensed as achieved, while regulatory milestone payments earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

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

Under the license agreement, any profit on ABRAXANE™ sales in North America would be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we will continue to expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses. We will expense American BioScience’s share of any profit earned in our statements of income. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

Manufacturing Agreement

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Chargebacks

The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously contractually established between the end user and us.

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

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. We have invested and will continue to invest in research and development to expand our new product offerings and grow our business.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, facilities, risk management and professional fees. We believe that our selling, general and administrative expenses will continue to increase in-line with the growth of our core generic and proprietary business.

Stock-based compensation

Stock-based compensation related to research and development costs and selling, general and administrative expenses are presented separately in our consolidated statements of operations. Stock-based compensation represents the difference between the exercise price of options granted and the deemed fair value of our common stock on the grant date in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and its related interpretations. We recognize stock-based compensation over the option vesting period, typically four years, primarily on an accelerated basis using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option Plans.

We have recorded deferred stock-based compensation related to unvested options granted to employees and outside directors. Based upon the number of unvested options outstanding as of December 31, 2003, we expect to amortize approximately $1.3 million of deferred stock-based compensation in future periods as follows: $0.8 million in 2004; $0.4 million in 2005; and $0.1 million in 2006. We anticipate that future stock option grants will be issued at the reported market price of our common stock on the date of grant and that no deferred stock-based compensation expense will result from future option grants.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires consolidation, beginning for fiscal periods ending after December 15, 2003, of entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest through ownership of a controlling voting interest in an entity.

We hold a 50% ownership interest in Drug Source Company, a joint venture with three other partners to purchase raw materials for resale to pharmaceutical companies, including ourselves. We have continued to account for our investment in Drug Source Company under the equity method. Accordingly, FIN 46 will not have a material impact on our financial statements or results of operations.

In addition, the FASB has recently issued the following standards which did not have, and are not anticipated to have, a material impact on our financial condition or results of operations.

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

We have operated primarily in the United States and the majority of our activities with our collaborators outside the United States to date have been conducted in U.S. dollars. Our only other significant transactions are in Canadian dollars, and we do not believe we have a material exposure to foreign currency risk because of the relative stability of the Canadian dollar in relation to the U.S. dollar. A 10% adverse change in currency exchange rates of the Canadian versus the U.S. dollar would not have a material effect on our consolidated results of operations, financial position, or cash flows. Accordingly, we have not had any material exposure to foreign currency exchange rate fluctuations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this Annual Report on Form 10-K.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors

American Pharmaceutical Partners, Inc.

We have audited the accompanying consolidated balance sheets of American Pharmaceutical Partners, Inc. (“Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Pharmaceutical Partners, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 13, 2004

American Pharmaceutical Partners, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2002
(in thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$58,625	$39,771
Accounts receivable, less allowances for doubtful accounts of $510 in 2003 and $801 in 2002 and net chargebacks of $57,989 in 2003 and $50,212 in 2002	31,402	21,278
Inventories	110,384	77,736
Prepaid expenses and other current assets	7,340	3,610
Deferred income taxes	7,948	5,698

Total current assets	215,699	148,093
Deferred income taxes	—	2,204
Property, plant and equipment, net	77,340	62,637
Investment in Drug Source Co., LLC	5,166	3,178
Product license rights and other non-current assets, net of accumulated amortization of $202 in 2003 and $90 in 2002	3,027	1,460
Deferred financing costs, net of accumulated amortization of $1,702 in 2003 and $851 in 2002	2,553	3,404

Total assets	$303,785	$220,976

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,560	$13,670
Accrued expenses	29,120	26,598

Total current liabilities	55,680	40,268
Deferred income taxes	2,044	—

Total liabilities	57,724	40,268
Stockholders’ equity:
Common stock - $.001 par value; 100,000,000 shares authorized, 76,514,964 and 75,365,298 shares issued in 2003 and 2002, respectively	77	75
Additional paid-in capital	201,009	189,605
Amounts due from American BioScience, Inc.	(21,132)	(22,567)
Deferred stock-based compensation	(1,309)	(1,976)
Retained earnings	123,550	51,857
Accumulated other comprehensive income (loss)	140	(11)
Less treasury stock, at cost and inclusive of fees, 6,646,398 and 5,050,317 common shares in 2003 and 2002, respectively	(56,274)	(36,275)

Total stockholders’ equity	246,061	180,708

Total liabilities and stockholders’ equity	$303,785	$220,976

See accompanying notes.

American Pharmaceutical Partners, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net sales	$351,315	$277,474	$192,029
Cost of sales	159,938	140,512	121,619

Gross profit	191,377	136,962	70,410
Operating expenses:
Research and development	22,507	14,474	13,790
Selling, general, and administrative	52,719	44,285	30,911
Stock-based compensation	1,215	2,347	2,491
Gain on litigation settlements, net	—	—	(750)
Equity in net income of Drug Source Company, LLC	(1,837)	(1,666)	(1,414)

Total operating expenses	74,604	59,440	45,028

Income from operations	116,773	77,522	25,382
Interest income (includes $1,221, $1,244 and $1,104 from American BioScience, Inc. in 2003, 2002, and 2001, respectively)	1,758	2,135	1,204
Interest and other expense	537	(1,358)	(4,419)

Income before income taxes	119,068	78,299	22,167
Provision for income taxes	47,375	33,100	9,539

Net income	71,693	45,199	12,628
Imputed preferred stock dividends	—	—	(951)

Income applicable to common stock	$71,693	$45,199	$11,677

Income per common share:
Basic	$1.03	$0.62	$0.31

Diluted	$0.99	$0.60	$0.20

The fair value of common shares earned by Premier Purchasing Partners, L.P. has been deducted from net sales as follows:	$—	$—	$1,754

Research and development costs include purchases from Drug Source Company, LLC as follows:	$1,842	$1,542	$1,066

The composition of stock-based compensation is as follows:
Research and development	$70	$195	$182
Selling, general and administrative	1,145	2,152	2,309

	$1,215	$2,347	$2,491

See accompanying notes.

American Pharmaceutical Partners, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

	Common Stock $0.001 par value		Common Stock no par value		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2001	—	—	22,836,548	9,268	4,231,585	15,000	1,410,530	5,000	6,347,325	22,500
Issuance of common stock earned by Premier	—	—	161,955	1,906	—	—	—	—	—	—
Exercise of stock options	10,950	—	1,274,025	139	—	—	—	—	—	—
Grants of stock options, net of forfeitures	—	—	—	6,260	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—
Net advances to American BioScience, Inc.	—	—	—	—	—	—	—	—	—	—
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred income taxes	—	—	—	4,026	—	—	—	—	—	—
Issuance of warrants	—	—	—	393	—	—	—	—	—	—
Exercise of warrants	273,487	—	—	—	—	—	—	—	—	—
Recapitalization of company in Delaware	36,408,792	36	(24,272,528)	(21,992)	—	—	—	—	—	—
Conversion of preferred stock into common stock	22,215,713	22	—	—	(4,231,585)	(15,000)	(1,410,530)	(5,000)	(6,347,325)	(22,500)
Net proceeds from sale of common stock in initial public offering	13,500,000	14	—	—	—	—	—	—	—	—
Accrual of distribution to American BioScience, Inc. for product license rights	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—
Imputed preferred stock dividends	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2001	72,408,942	72	—	—	—	—	—	—	—	—
Exercise of over-allotment option, net of underwriting discount	2,025,000	2	—	—	—	—	—	—	—	—
Exercise of stock options	874,796	1	—	—	—	—	—	—	—	—
Issuance of stock for employee retirement and stock purchase plans	56,560	—	—	—	—	—	—	—	—	—
Grants of stock options, net of forfeitures	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—
Net advances to American BioScience, Inc.	—	—	—	—	—	—	—	—	—	—
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred income taxes	—	—	—	—	—	—	—	—	—	—
Tax benefit of stock option exercises and license amortization	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2002	75,365,298	75	—	—	—	—	—	—	—	—
Exercise of stock options	968,435	2	—	—	—	—	—	—	—	—
Issuance of stock for employee retirement and stock purchase plans	145,231	—	—	—	—	—	—	—	—	—
Grants of stock options, net of forfeitures	—	—	—	—	—	—	—	—	—	—
Grants of restricted stock, net of forfeitures	36,000	—	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—
Net advances to American BioScience, Inc.	—	—	—	—	—	—	—	—	—	—
Tax benefit of stock option exercises and license amortization	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2003	76,514,964	$77	—	$—	—	$—	—	$—	—	$—

	Additional Paid-in Capital	Amounts Due from American BioScience, Inc.	Deferred Stock-based Compensation	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock		Total
(In thousands, except share data)						Shares	Amount
Balance at January 1, 2001	—	(7,105)	(944)	(5,019)	(1)	—	—	38,699
Issuance of common stock earned by Premier	—	—	—	—	—	—	—	1,906
Exercise of stock options	23	—	—	—	—	—	—	162
Grants of stock options, net of forfeitures	—	—	(6,260)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	2,491	—	—	—	—	2,491
Net advances to American BioScience, Inc.	—	(13,852)	—	—	—	—	—	(13,852)
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred income taxes	—	—	—	—	—	—	—	4,026
Issuance of warrants	—	—	—	—	—	—	—	393
Exercise of warrants	—	—	—	—	—	—	—	—
Recapitalization of company in Delaware	21,956	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	56,012	—	—	—	—	—	—	13,534
Net proceeds from sale of common stock in initial public offering	131,026	—	—	—	—	—	—	131,040
Accrual of distribution to American BioScience, Inc. for product license rights	(60,000)	—	—	—	—	—	—	(60,000)
Comprehensive income:
Net income	—	—	—	12,628	—	—	—	12,628
Foreign currency translation loss	—	—	—	—	(6)	—	—	(6)

Comprehensive income	—	—	—	—	—	—	—	12,622
Imputed preferred stock dividends	—	—	—	(951)	—	—	—	(951)

Balance at December 31, 2001	149,017	(20,957)	(4,713)	6,658	(7)	—	—	130,070
Exercise of over-allotment option, net of underwriting discount	20,086	—	—	—	—	—	—	20,088
Exercise of stock options	1,911	—	—	—	—	—	—	1,912
Issuance of stock for employee retirement and stock purchase plans	385	—	—	—	—	—	—	385
Grants of stock options, net of forfeitures	(389)	—	447	—	—	—	—	58
Amortization of deferred stock-based compensation	—	—	2,290	—	—	—	—	2,290
Net advances to American BioScience, Inc.	—	(1,610)	—	—	—	—	—	(1,610)
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred income taxes	14,640	—	—	—	—	—	—	14,640
Tax benefit of stock option exercises and license amortization	3,955	—	—	—	—	—	—	3,955
Comprehensive income:
Net income	—	—	—	45,199	—	—	—	45,199
Foreign currency translation loss	—	—	—	—	(4)	—	—	(4)

Comprehensive income	—	—	—	—	—	—	—	45,195
Purchase of common stock	—	—	—	—	—	5,050,317	(36,275)	(36,275)

Balance at December 31, 2002	189,605	(22,567)	(1,976)	51,857	(11)	5,050,317	(36,275)	180,708
Exercise of stock options	3,101	—	—	—	—	—	—	3,103
Issuance of stock for employee retirement and stock purchase plans	1,071	—	—	—	—	—	—	1,071
Grants of stock options, net of forfeitures	19	—	(19)	—	—	—	—	—
Grants of restricted stock, net of forfeitures	529	—	(529)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	1,215	—	—	—	—	1,215
Net advances to American BioScience, Inc.	—	1,435	—	—	—	—	—	1,435
Tax benefit of stock option exercises and license amortization	6,684	—	—	—	—	—	—	6,684
Comprehensive income:
Net income	—	—	—	71,693	—	—	—	71,693
Foreign currency translation gain	—	—	—	—	151	—	—	151

Comprehensive income	—	—	—	—	—	—	—	71,844
Purchase of common stock	—	—	—	—	—	1,596,081	(19,999)	(19,999)

Balance at December 31, 2003	$201,009	$(21,132)	$(1,309)	$123,550	$140	6,646,398	$(56,274)	$246,061

See accompanying notes.

American Pharmaceutical Partners, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$71,693	$45,199	$12,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,039	9,069	8,422
Amortization	963	911	930
Imputed interest on liability to VivoRx, Inc.	—	1,314	2,332
Stock-based compensation	1,215	2,347	2,491
Loss on disposal of property, plant and equipment	6	31	214
Deferred income taxes	1,998	(3,281)	(358)
Equity in net income of Drug Source Company LLC	(1,988)	(1,666)	(1,414)
Common stock earned by Premier	—	—	1,754
Tax benefit on stock option exercises	5,125	2,355	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,124)	(5,629)	(80)
Inventories	(32,648)	(26,483)	(15,613)
Prepaid expenses and other current assets	(3,730)	(1,141)	(1,618)
Accounts payable and accrued expenses	16,976	14,837	5,317
Liability to VivoRx, Inc.	—	—	(3,400)

Net cash provided by operating activities	57,525	37,863	11,605
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,753)	(17,916)	(8,846)
Purchase of product license rights and other	(1,679)	(1,250)	(300)

Net cash used in investing activities	(24,432)	(19,166)	(9,146)
Cash flows from financing activities:
Payments on long-term debt	—	—	(18,939)
Proceeds from exercise of stock options	3,103	1,912	162
Proceeds from sale of stock under employee retirement and stock purchase plans	1,071	385	—
Payment of license fee to American BioScience, Inc.	—	(60,000)	—
(Increase) decrease in amounts due from American BioScience, Inc.	1,435	(1,610)	(13,852)
Payment of deferred financing costs	—	(110)	(4,689)
Proceeds from sale of common stock, net	—	20,088	131,040
Purchase of treasury stock, net	(19,999)	(36,275)	—

Net cash provided by (used in) financing activities	(14,390)	(75,610)	93,722
Effect of foreign currency translation	151	(4)	6

Increase (decrease) in cash and cash equivalents	18,854	(56,917)	96,187
Cash and cash equivalents at beginning of period	39,771	96,688	501

Cash and cash equivalents at end of period	$58,625	$39,771	$96,688

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$6	$10	$2,423
Income taxes (including in lieu of payments to American BioScience, Inc.)	36,684	32,567	7,764
Supplemental disclosure of noncash investing and financing activities
Accrual of distribution payable to American BioScience, Inc. for product license rights	$—	$—	$60,000
Payment by American BioScience, Inc. of share of liability to VivoRx, Inc., net of related deferred tax asset of $- , $9,360, and $2,574 in 2003, 2002 and 2001, respectively	—	14,640	4,026
Imputed preferred stock dividends	—	—	951
Conversion of series A,B,C and D preferred stock into common stock	—	—	56,034

See accompanying notes

American Pharmaceutical Partners, Inc.

Notes to Consolidated Financial Statements

December 31, 2003

1.	Description of Business

Incorporated in Delaware in 2001, as successor to a California corporation formed in 1996, American Pharmaceutical Partners, Inc. (“APP” or the “Company”) is a majority owned subsidiary of American BioScience, Inc., a California corporation. At December 31, 2003, American BioScience owned 47,984,160 shares, or 68.7%, of our outstanding common stock.

American Pharmaceutical Partners, Inc. is a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. Our primary focus is in the oncology, anti-infective and critical care markets, and we believe that we offer one of the most comprehensive generic injectable product portfolios in the pharmaceutical industry across these therapeutic categories. We manufacture products in all three of the basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. In November 2001, we obtained from American BioScience the exclusive North American rights to manufacture and sell ABRAXANE™, a proprietary injectable oncology product candidate that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol®, one of the world’s top selling cancer drugs.

We began operations in 1996 with an initial focus on marketing and distributing in the United States generic pharmaceutical products manufactured by others. On June 1, 1998, our predecessor corporation acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business, the “Fujisawa acquisition”. We have since derived substantially all of our revenue from the sale of products manufactured in the facilities acquired from Fujisawa.

Our products are generally sold to pharmaceutical wholesale companies which then distribute products to end-user hospitals, long-term care facilities, alternate care sites, and clinics. Unlike the fragmented retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations, (“GPOs”), or distributors which specialize in a particular therapeutic class, such as oncology. GPOs enter into collective purchasing agreements with us and other pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their end-user members.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the assets, liabilities, and results of operations of American Pharmaceutical Partners, Inc., our wholly owned subsidiary Pharmaceutical Partners of Canada, Inc. and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying consolidated statements of income. Research and development expense includes purchases from Drug Source Company of $1.8 million, $1.5 million and $1.1 million in 2003, 2002 and 2001, respectively. Ending inventory included purchases from Drug Source Company of $0.8 million and $1.8 million at December 31, 2003 and 2002, respectively.

Fiscal Year

We use a 52-week or 53-week fiscal year that ends on the Saturday nearest to December 31. For clarity of presentation, all periods are presented as if the year ended on December 31. Each of our fiscal years ended December 31, 2003, 2002, and 2001 contained 52 weeks.

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

Three-for-two Stock Split

On August 8, 2003, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend payable on September 2, 2003 to stockholders of record on August 18, 2003. As a result, our consolidated financial statements reflect an increase in the number of outstanding shares of our common stock and the transfer of $0.001 per share of these additional shares from additional paid-in capital. We have adjusted all share and per share amounts to reflect the effect of the stock split for all fiscal years presented.

Cash and Cash Equivalents

It is our policy to include in cash equivalents all highly liquid investments that have a maturity of three months or less at the time of acquisition.

Accounts Receivable and Concentration of Credit Risk

We typically have multi-year contractual agreements with GPOs and individual hospital groups to supply our products to end-user hospital and alternate site customers. As is traditional in the pharmaceutical industry, a significant amount of our generic pharmaceutical products are sold to end users under GPO contracts through a relatively small number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Three wholesalers collectively, and approximately proportionately, represented 87%, 92% and 83% of our sales in fiscal 2003, 2002 and 2001, respectively, and represented 89% and 88% of accounts receivable at December 31, 2003 and 2002, respectively. To help control our credit exposure, we routinely monitor the creditworthiness of our customers, review outstanding customer balances on a regular basis and record allowances for bad debts as necessary. During 2003, we obtained insurance coverage to protect against risk of significant credit loss in our largest customers. Historical credit loss has been insignificant.

Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out (“FIFO”) method, as follows:

	December 31,
	2003	2002
	(in thousands)
Finished goods	$30,300	$26,268
Work in process	15,948	14,171
Raw materials	64,136	37,297

	$110,384	$77,736

At December 31, 2003, raw materials included $27.6 million of paclitaxel, in anticipation of the production of launch quantities of ABRAXANE™ beginning in 2004. In the event regulatory approval for metastatic breast cancer or commercial launch of ABRAXANE™ is delayed or not attained, we anticipate that we would be able recover a substantial portion of our investment in paclitaxel raw material inventory; however, we expect that we would have to write-off any commercial ABRAXANE™ finished goods inventory, of which we currently have none. On March 11, 2004 we entered into an agreement with American BioScience under which the parties agreed to share certain costs of any unsaleable ramp-up inventory of ABRAXANE™ that is manufactured in preparation for its projected launch.

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

Depreciation expense was $8.0 million, $9.1 million and $8.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation expense declined $1.1 million in 2003, as compared to 2002, as equipment assigned estimated five year useful lives in the Fujisawa acquisition became fully depreciated during 2003.

Property, plant, and equipment consist of the following:

	December 31,
	2003	2002
	(in thousands)
Land	$2,589	$2,384
Building and improvements	37,376	34,257
Machinery and equipment	41,979	37,593
Furniture and fixtures	9,621	5,892
Construction in progress	28,844	17,587

	120,409	97,713
Less allowance for depreciation	(43,069)	(35,076)

	$77,340	$62,637

We are implementing a new enterprise resource planning (“ERP”) business system application during 2003 and have entered into various licensing and support agreements. At December 31, 2003, we have capitalized, in construction in progress, $13.2 million related to software license fees, hardware and other implementation costs related to this project.

Deferred Financing Costs

Certain expenses incurred in connection with obtaining our credit facility in 2001 were deferred and are being amortized over the life of the facility using the straight-line method. Deferred financing costs are stated net of accumulated amortization in the consolidated balance sheets.

Product Rights and Other Assets

In October 2003, in connection with a development and commercialization agreement for a low-molecular weight heparin product, we acquired $1.25 million of the preferred stock of an Australian company, Alchemia Limited, and agreed to make future equity investments equal to half Alchemia’s cost of direct process development, up to an additional $1.25 million. Additionally, we agreed to make an interest-free loan to Alchemia of up to $1.25 million, of which no amount was outstanding at December 31, 2003, in relation to process scale-up work, which loan is convertible at our option into equity of Alchemia Limited. As this investment resulted in less than 20% ownership and we will not have the ability to exercise significant influence over Alchemia, we have accounted for this investment under the cost method.

In July 2003, we acquired from Eli Lilly Canada Inc. the Canadian market and trademark rights for four proprietary products, Tazidime® (ceftazidime), Kefurox® (cefuroxime), Kefzol® (cefazolin), Dobutrex® (dobutamine) as well as the Canadian market rights for injectable vancomycin, for $0.3 million. In December 2003, we also obtained the Canadian market rights to tobramycin from Eli Lilly Canada. These rights will be amortized over the estimated life of the agreements.

In October 2002, we acquired intellectual property rights for certain pharmaceutical packaging products, in exchange for $1.25 million in cash. The agreement provides for payment of future royalties and other future consideration which is primarily contingent upon attainment of specific cumulative net sales goals. Upon the product’s expected 2004 launch, the initial cash payment will be amortized over five years using the straight-line method; contingent consideration and royalties will be expensed in the period we become obligated to pay such amounts.

Product license rights are stated net of accumulated amortization in the consolidated balance sheets. Estimated aggregate amortization expense based on the current carrying value of amortizable product and intellectual property rights will be approximately $0.4 million for each of the next five fiscal years.

Revenue Recognition

We recognize revenue upon shipment of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect the reduction of gross sales for estimated wholesaler chargebacks (as more fully described below), estimated contractual allowances and estimated early payment discounts. We provide for estimated returns at the time of sale based on historic product return experience.

Prior to our 2002 repurchase of all the Company’s common shares held by Premier Purchasing Partners, L.P. (“Premier”) (see Note 9), the fair value of common stock earned by Premier and administrative fees payable to Premier were deducted from net sales. Such arrangements by which Premier could earn equity in the Company ceased in 2001.

Shipping and handling costs are included in cost of sales.

Chargebacks

The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously contractually established between the end user and us.

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

Since our December 14, 2001 initial public offering, American Pharmaceutical Partners files separate, stand-alone federal income tax returns. For state purposes, depending on applicable state laws, APP may file a separate return or a consolidated tax return with American BioScience. Prior to the initial public offering, for federal and applicable state income tax purposes, our taxable income was included in the consolidated income tax returns of American BioScience. All allocated income taxes have been accounted for through the intercompany account with American BioScience.

Research and Development Costs

Costs relating to the research and development of new products or production capabilities are charged to expense as incurred.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (“SFAS No. 123”) as amended by No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we account for stock options granted to our employees and outside directors and stock purchase rights issued to employees using the intrinsic value method of accounting, as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, no compensation expense is recorded if the exercise price of our stock options is equal to or greater than the market price of the underlying stock on the date of grant. Prior to the initial public offering, certain stock options were granted with exercise prices below the fair value of our common stock as estimated by management for financial reporting purposes. For these stock options, we recorded deferred stock-based compensation for the difference between the exercise price and estimated fair value on the date of grant. The excess of fair market value over the exercise price is amortized to expense, primarily on an accelerated basis, using the graded vesting method over the stock options’ vesting period.

Had compensation cost for grants of stock-based compensation been determined using the fair value method of accounting as prescribed by SFAS No. 123, our net income and income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income, as reported	$71,693	$45,199	$12,628
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	731	1,338	1,420
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,695)	(2,247)	(1,595)

Pro forma net income	$68,729	$44,290	$12,453

Net income per common share:
Basic - as reported	$1.03	$0.62	$0.31
Basic - pro forma	$0.99	$0.61	$0.31
Diluted - as reported	$0.99	$0.60	$0.20
Diluted - pro forma	$0.94	$0.59	$0.20

This pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the pro forma effect under SFAS No. 123 of stock options granted to employees and directors, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free rate	2.9%	3.6%	4.4%
Dividend yield	—	—	—
Expected life in years	5	5	5
Volatility	67%	72%	70%

Assumptions in determining the pro forma effect under SFAS No. 123 of employee stock purchase rights issued to employees under our employee stock purchase plan (“ESPP”) include an expected life of 1.4 and 0.7 years for the fiscal years ended December 31, 2003 and 2002, respectively, and a weighted average risk-free interest rate of 1.7% for both 2003 and 2002. Other ESPP assumptions are consistent with those used for APP’s stock option plan described above. The fair value of the rights was estimated using the Black-Scholes option-pricing model.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and our credit facility. Cash equivalents include short-term investments with maturities of three months or less at the time of acquisition. The carrying value of substantially all our financial instruments approximates their fair value due to the short-term nature of these financial instruments. The interest rates on borrowings under our bank credit facility are revised periodically to reflect market rate fluctuations.

We have not used any derivatives or other foreign currency or interest rate hedging instruments and, accordingly, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, has had no effect on our consolidated financial statements.

Per Share Information

Basic income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding plus, for periods prior to 2002, the number of common shares earned by Premier (see Note 9). Dilutive income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares used for the basic calculations plus potentially dilutive shares for the portion of the year that the shares were outstanding. Potentially dilutive common shares resulted from outstanding stock options and warrants and, prior to the our December 2001 initial public offering, Series B, Series C and Series D convertible preferred stock. Calculations of basic and diluted income per common share information are based on the following:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$71,693	$45,199	$12,628
Less dividends on series A convertible preferred stock	—	—	(951)

Net income applicable to common stock	$71,693	$45,199	$11,677

Denominator:
Weighted-average common shares outstanding	69,673	72,711	36,984
Weighted-average common shares earned by, but not issued to, Premier	—	—	93

Weighted common shares - Basic	69,673	72,711	37,077
Net effect of dilutive securities:
Stock options	3,072	2,768	3,998
Warrant	—	—	251
Weighted-average conversion of convertible preferred stock:
Series B	—	—	6,034
Series C	—	—	2,011
Series D	—	—	9,051

Weighted common shares - Diluted	72,745	75,479	58,422

Income per common share - Basic	$1.03	$0.62	$0.31

Income per common share - Diluted	$0.99	$0.60	$0.20

Employee stock options for which the exercise price exceeded the average market price of our common stock in the respective fiscal years were excluded from the computation of diluted income per common share as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Number of shares excluded	76	200	—
Range of exercise prices	$28.51 - $38.37	$16.00 - $19.30	—

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires consolidation, beginning for fiscal periods ending after December 15, 2003, of entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest through ownership of a controlling voting interest in an entity.

We hold a 50% ownership interest in Drug Source Company, a joint venture with three other partners to purchase raw materials for resale to pharmaceutical companies, including ourselves. We have continued to account for our investment in Drug Source Company under the equity method. Accordingly, FIN 46 will not have a material impact on our financial statements or results of operations.

In addition, the FASB has recently issued the following standards which did not have, and are not anticipated to have, a material impact on our financial condition or results of operations.

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

Product License and Manufacturing Agreements

We have secured the North American marketing and manufacturing rights for ABRAXANE™ from American BioScience, Inc., which is responsible for conducting the clinical studies of ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though American BioScience completed its filing of the NDA for ABRAXANE™ for metastatic breast cancer in March 2004 with a request for priority review, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any resulting profit would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, American BioScience’s remaining obligation to complete the NDA filing and the potential sales of the product under other licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

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

Future milestone payments which will be earned upon achievement of regulatory events prior to FDA approval for each licensed indication will be expensed as achieved, while regulatory milestone payments earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

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

Under the license agreement, any profit on ABRAXANE™ sales in North America would be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we will continue to expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses. We will expense American BioScience’s share of any profit earned in our statements of income. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

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

Loans to American BioScience, Inc.

Prior to our licensing of ABRAXANE™ in November 2001, we made loans to American BioScience, our majority shareholder, to support development of ABRAXANE™. Subsequent to formalization of the license and manufacturing agreements on December 14, 2001, we received a demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance (“Demand Note”). The Demand Note is capped at $23.0 million and bears interest at a rate equal to the rate of interest on our credit facility, 5.25% at December 31, 2003. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or the cumulative payment by APP of $75.0 million of profit on ABRAXANE™ to American BioScience. As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

American Pharmaceutical Partners charges payments made on American BioScience’s behalf related to labor and other costs directly related to new product development, income taxes, interest and an agreed allocation of administrative costs to the American BioScience loan account. A summary of activity in the amounts due from American BioScience, which is classified as a reduction of stockholders equity in the accompanying consolidated balance sheets, follows:

	Year Ended December 31,
	2003	2002
	(in thousands)
Balance at beginning of year	$22,567	$20,957
Payments on behalf of American BioScience:
New product development	1,229	6,108
Interest charged to American BioScience	1,221	1,244
Other	85	107
Reductions in lieu of income tax liability	(2,252)	(404)
Repayments by American BioScience	(1,718)	(5,445)

	$21,132	$22,567

VivoRx, Inc. Settlement

In 2002, American BioScience paid in full the remaining $24.0 million balance owed VivoRx, Inc. as a result of a litigation settlement, more fully described in Note 13. Under the settlement, we were jointly and severally liable with American BioScience to pay VivoRx all amounts under the settlement agreement. The respective boards of directors of the Company and of American BioScience, in consultation with litigation counsel, passed resolutions allocating $3.4 million of the total $34.0 million settlement obligation to the Company and the remaining $30.6 million to American BioScience. The settlement allocation was primarily based upon American BioScience obtaining clear title and ownership to its intellectual property, including the intellectual property underlying the ABRAXANE™ product candidate, and, accordingly, being the primary beneficiary of the settlement. As American BioScience paid VivoRx, our related liability was eliminated and a corresponding capital contribution was recorded, net of related income tax benefit. Notwithstanding the agreed settlement allocation between American BioScience and us, we accounted for the entire $30.3 million present value of the VivoRx litigation settlement as an expense and accrued liability in fiscal 2000.

4.	Accrued Liabilities

Accrued liabilities consist of the following at:

	December 31,
	2003	2002
	(in thousands)
Sales and marketing	$8,932	$9,389
Payroll and employee benefits	7,785	7,470
Legal and insurance	6,383	7,137
Accrued income taxes	4,498	1,229
Other	1,522	1,373

	$29,120	$26,598

5.	Credit Facility

Our credit facility consists of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires on December 14, 2006. There were no outstanding balances under the credit facility at either December 31, 2003 or 2002. The interest rate under the revolving line equals the sum of an adjustable margin rate (1.25% December 31, 2003) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the Eurocurrency rate, as defined.

Loans under the credit facility are collateralized by substantially all of our assets. The credit facility prohibits us from paying dividends and also includes various other covenants and restrictions. At December 31, 2003, we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses a 3.75% fee on the face amount of commercial and standby letters of credit. The letters of credit are payable on demand. There were no outstanding letters of credit at December 31, 2003 or 2002.

No interest expense was capitalized during the years ended December 31, 2003, 2002 and 2001.

6.	Leases and Commitments

We have entered into various operating lease agreements for warehouses, office space, automobiles, communications, information technology equipment and software, and office equipment. Rental expense amounted to $2.0 million, $2.2 million and $1.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

As of December 31, 2003, future annual minimum lease payments related to non-cancelable operating leases are as follows:

Year	Amount (in thousands)
2004	$1,554
2005	640
2006	353
2007	65
2008	27
Thereafter	6

$2,645

In February 2004, we entered into a new lease for 45,407 square feet of space for future use as our principal executive offices in Schaumburg, Illinois. This 12-year lease expires in May 2016 with future minimum lease payments totaling $11.5 million.

7.	Employee Benefit Plan

We sponsor a 401(k) defined-contribution plan (“401(k) Plan”) covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. We contribute an amount equal to 50% of a covered employee’s eligible contribution up to 6% of a participant’s compensation. Employer contributions vest over a period of three years. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. Our total matching contributions to the 401(k) Plan were $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001 respectively. We may contribute additional amounts to the 401(k) Plan at our discretion. Discretionary employer contributions vest over a period of six years. We have never made a discretionary contribution to the 401(k) Plan. As of December 31, 2003, 147,421 common shares are reserved for issuance under our 401(k) Plan.

8.	Employee Stock Purchase Plan

In December 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase of APP common stock. The employees purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the offer period or 85% of the fair market value of the stock on the last business day of the semi-annual purchase period. Employees can purchase no more than 625 shares of APP common stock within any given purchase period. No compensation expense is recorded in connection with the shares issued from the ESPP. An aggregate of 5,748,966 shares of our common stock were reserved for issuance under the ESPP at December 31, 2003. The ESPP provides for annual increases in the number of shares of APP’s common stock issuable under the ESPP equal to the lesser of: a) 3,000,000 shares, b) a number of shares equal to 2% of the total number of shares outstanding or c) a number of shares as determined by our Board of Directors. In 2003, 142,815 shares were issued under the ESPP for an aggregate purchase price of $1.0 million. The weighted average fair values of the purchase rights granted in 2003 and 2002 were $2.71 and $3.68, respectively, and were issued at a weighted average price of $7.11 and $10.20, respectively. Of the 1,281 employees eligible to participate, 693 were participants in the ESPP at December 31, 2003.

9.	Stockholders’ Equity

Three-for-two Stock Split

On August 8, 2003, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend payable on September 2, 2003 to stockholders of record on August 18, 2003. As a result, our consolidated financial statements reflect an increase in the number of outstanding shares of our common stock and the transfer of $0.001 per share of these additional shares from additional paid-in capital. We have adjusted all share and per share amounts to reflect the effect of the stock split for all fiscal years presented.

Reincorporation

On December 10, 2001, American Pharmaceutical Partners reincorporated from California into Delaware, and filed a certificate of incorporation authorizing the issuance of up to 100,000,000 shares of common stock and up to 6,000,000 shares of preferred stock effective upon the closing of our initial public offering. Then-existing stockholders received shares of common stock of the Delaware corporation in exchange for their shares of common stock and preferred stock of the California corporation.

Initial Public Offering

On December 14, 2001, we completed our initial public offering of 13,500,000 shares of common stock at a public offering price of $10.67 per share. The offering generated total proceeds of $144.0 million and, after $13.0 million in underwriting discounts and commissions, net proceeds of $131.0 million.

On January 10, 2002, the underwriters for our initial public offering exercised in full their option to purchase an additional 2,025,000 shares of our common stock at the initial public offering price of $10.67 per share to cover over-allotments. As a result of this exercise, we received proceeds of $20.1 million, net of underwriting discounts and commissions of $1.5 million.

Warrant

Pursuant to an obligation arising from services performed related to the financing of the Fujisawa acquisition on June 1, 1998, APP issued a common stock purchase warrant to an investment banking firm covering the purchase of up to 351,189 shares of APP common stock at an exercise price of $2.36 per share. The fair value of the warrant, $0.4 million based upon the Black-Scholes option-pricing model, was recorded as deferred financing costs as of the date of the Fujisawa acquisition. The warrant was exercised on December 13, 2001, and the holder of the warrant received 273,487 common shares. Simultaneously the remaining 77,702 warrants were tendered to APP as payment for the shares issued and were retired upon receipt.

Preferred Stock

On December 14, 2001, in conjunction with our initial public offering, all the outstanding shares of our Series A, B, C, and D preferred stock were converted into an aggregate of 22,215,713 shares of $0.001 par value common stock.

In June 1998, we sold 2,821,035 shares of Series A convertible preferred stock for $10.0 million to an unrelated party. Also, during 1998, we entered into a stock purchase agreement with American BioScience whereby we sold to American BioScience 4,231,585 shares of Series B convertible preferred stock for $15.0 million, 1,410,530 shares of Series C convertible preferred stock for $5.0 million, and 6,347,325 shares of Series D convertible preferred stock in consideration of American BioScience’s issue of preferred stock, totaling $22.5 million, in connection with the Fujisawa acquisition.

We are authorized to issue up to 6,000,000 shares of preferred stock that is not designated as a particular class. Our Board of Directors may authorize and cause the issuance of the undesignated preferred stock in one or more series, determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of the series, without any further vote or action by our stockholders.

Voting Rights

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.

Dividends

We have never paid a dividend on any class of stock and have no current intention of paying cash dividends in the future. In connection with the establishment of its new credit facility in 2001, APP agreed it would not pay dividends. In the event there is a liquidation, dissolution or wind up of APP, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of our common stock have no preemptive rights or rights to convert their common stock into any other securities.

Registration Rights

Following the closing of the initial public offering on December 14, 2001, the holders of 56,861,089 shares of our common stock, which included shares held by American BioScience, are entitled to registration rights with respect to their shares. Effective six months after the offering, the holders of these shares can require us to register all or a portion of their shares. In addition, these holders may require us to include their shares in future registration statements that we file and may require us to register their shares. Upon registration, these shares would be freely tradable in the public market without restriction.

Generally, all expenses in effecting these registration statements, with the exception of underwriting discounts and selling commissions, will be borne by us. These registration rights are subject to some conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in a registration. We agreed to indemnify the holders of these registration rights, and each selling holder has agreed to indemnify us, against liabilities under the Securities Act, the Securities Exchange Act or other applicable federal or state law.

Common Stock

In March 1996, in connection with our formation, we sold 20,000,000 shares of no par value common stock to American BioScience for $1,000.00. In October 1996, APP sold 1,052,640 shares of no par value common stock to Premier Purchasing Partners, L.P. (“Premier”), a hospital group purchasing organization, for $100.00.

Pursuant to an agreement that expired March 31, 2001, Premier earned, at no cost, additional common shares of our common stock based upon the level of our sales to Premier’s partners. We accrued for the shares, at their estimated fair value, as Premier earned the shares. The estimated fair value of shares earned by Premier amounted to $1.8 million in the year ended December 31, 2001, and was classified as a reduction of net sales in the accompanying statements of operations. Through December 14, 2001 and just prior to the initial public offering, 1,861,953 shares of no par value common stock had been earned by and issued to Premier. Premier did not earn any shares, no shares have been issued and Premier has had no ability to earn shares after March 2001.

Treasury Stock

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

Pursuant to a December 10, 2002 authorization by our Board of Directors, we repurchased 1,596,081 of our shares in the 2003 first quarter for $20.0 million. Additionally, in 2002, we repurchased all 4,371,891 shares of our common stock held by Premier Purchasing Partners LP, for $30.3 million in cash, including transaction costs and repurchased 678,426 shares of our common stock owned by Biotechnology Development Fund, L.P. for $6.0 million in cash, both pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002. These repurchases were funded using our internal cash resources and are being held as treasury shares to be used for general corporate purposes. In aggregate, the 6,646,398 common shares held as treasury stock at December 31, 2003 have a cost basis of $8.47 per share.

10.	Stock Options

1997 Stock Option Plan

During 1998, our Board of Directors authorized the 1997 Stock Option Plan (“1997 Plan”). Under the 1997 Plan, options to purchase shares of APP’s common stock may be granted to certain employees and directors with an exercise price equal to the estimated fair market value of our common stock on the date of grant. The stock options have a term of 10 years with a vesting period of four years. In accordance with the terms of the 1997 Plan, options granted to employees on or before December 1, 1999 vested immediately upon completion of our initial public offering on December 14, 2001. No further options will be granted under the 1997 Plan.

2001 Stock Incentive Plan

In December 2001, our Board of Directors authorized the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan provides for the grant of incentive stock options and restricted stock to employees, including officers and employee directors, non-qualified stock options to employees, directors and consultants, and restricted stock and other types of awards. All future option grants will be made solely under the 2001 Plan. At December 31, 2003, there are 10,083,393 options available for grant, and 14,581,898 common shares are reserved for the exercise of stock options under the 2001 Plan. The number of shares reserved for issuance increases annually on the first day of each fiscal year by an amount equal to the lesser of a) 6,000,000 shares, b) 5% of the total number of shares outstanding as of that date, or c) a number of shares as determined by our Board of Directors.

Our Board of Directors, or a committee designated by the Board of Directors, administers the 2001 Plan and has authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of grantees.

The exercise price of all options granted under the 2001 Plan will be determined by our Board of Directors or a committee designated by our Board of Directors, but in no event will this price be less than the fair market value of our common stock on the date of grant, unless otherwise determined by the Board of Directors with respect to non-qualified stock options.

2001 Non-Employee Director Stock Option Program

The 2001 Non-Employee Director Stock Option Program (“2001 Program”) was adopted as part, and is subject to the terms and conditions, of the 2001 Plan. The 2001 Program establishes an automatic option grant program for the grant of awards to non-employee directors.

The 2001 Program is administered by our Board of Directors, or a committee designated by the Board of Directors. Also, the Board of Directors, or a committee designated by the Board of Directors, will determine the terms and conditions of awards, and construe and interpret the terms of the program and awards granted under the program. Non-employee directors may also be granted additional incentive awards, subject to the discretion of the Board of Directors, or a committee designated by the Board of Directors.

Stock Option Grants to Non-Employee Directors

On July 16, 2002, our Board of Directors approved the grant of an option to purchase 11,250 shares of our common stock at $2.67 per share to a non-employee director. The options vested immediately. Compensation expense of $0.1 million associated with these options was recorded for the year ended December 31, 2003.

Restricted Stock

On February 25, 2003, 42,000 restricted common shares, having a market value on that date of $14.69 per share, were issued under the 2001 Stock Option Plan. Three-quarters of the shares vest three years from date of grant with the remainder vesting four years from the date of grant, subject to active employment. Compensation expense related to restricted stock grants is based upon the market price on date of grant and charged to earnings on a straight-line basis over the vesting periods.

Stock Option Activity

Stock option activity is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2001	5,508,121	$1.49
Granted	1,915,500	5.90
Exercised	(1,921,987)	0.09
Forfeited	(319,976)	2.74

Outstanding at December 31, 2001	5,181,658	3.53	2,629,188	$2.19

Granted	600,450	10.12
Exercised	(874,776)	2.19
Forfeited	(317,354)	7.33

Outstanding at December 31, 2002	4,589,978	4.43	2,395,383	$2.81

Granted	1,126,150	19.17
Exercised	(973,746)	3.18
Forfeited	(243,877)	10.81

Outstanding at December 31, 2003	4,498,505	$8.05	2,136,269	$3.55

The weighted average fair value of options granted was $11.34, $6.32 and $6.47 for the years ended December 31, 2003, 2002 and 2001, respectively, as calculated using the Black-Scholes option pricing model.

The following table summarizes information about all stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 2.00—$ 5.00	2,527,614	6.0	$2.93	1,831,916	$2.66
$ 5.01—$ 10.00	593,964	8.0	7.90	201,046	7.59
$ 10.01—$ 15.00	785,677	8.8	12.06	103,307	11.39
$ 15.01—$ 20.00	170,250	9.3	15.88	—	—
$ 20.01—$ 25.00	161,250	9.6	22.69	—	—
$ 25.01—$ 30.00	116,950	9.5	28.50	—	—
$ 30.01—$ 35.00	78,300	9.7	32.00	—	—
$ 35.01—$ 40.00	64,500	9.9	37.67	—	—

	4,498,505	7.2	$8.05	2,136,269	$3.55

Stock-Based Compensation

In connection with the granting of certain options to employees and directors before our initial public offering, we determined the amount of related compensation recognized to be the difference between the stock option exercise price and the fair value of our common stock at that date as estimated by our management for financial reporting purposes. For these stock options and certain options and restricted stock granted in 2003, the related compensation was recorded as deferred stock-based compensation that is classified as a reduction of stockholders’ equity and is amortized to expense primarily on an accelerated basis using the graded vesting method over the options’ vesting periods. Such expense amounted to $1.2 million, $2.3 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The remaining amount of stock-based compensation during the years ended December 31, 2003 and 2002 relates to stock options granted to non-employee directors.

11.	Income Taxes

Deferred tax assets and liabilities consist of the following:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Inventory	$1,900	$1,493
Depreciation	—	1,816
Amortization of non-qualified stock option discounts	1,420	479
Customer discounts	914	—
Other accruals and reserves	5,276	5,157

Total deferred tax assets	9,510	8,945
Deferred tax liabilities:
Organization costs	(383)	(342)
Depreciation	(3,080)	—
Other accruals and reserves	(143)	(701)

Total deferred tax liabilities	(3,606)	(1,043)

Net deferred tax asset	$5,904	$7,902

The provisions for income tax consists of the following:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$36,085	$29,877	$7,764
State	8,073	6,299	2,123
Foreign	1,220	205	10

Total current	45,378	36,381	9,897
Deferred:
Federal	1,113	(2,457)	(302)
State	884	(824)	(56)

Total deferred	1,997	(3,281)	(358)

Total provision for income taxes	$47,375	$33,100	$9,539

The amount of our allocated current liability for income taxes is accounted for through the due from American BioScience account and was $2.3 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. Since our December 14, 2001 initial public offering, we have not been included in American BioScience’s consolidated federal income tax return. All allocated income taxes have been accounted for through the intercompany account with American BioScience.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2003	2002	2001
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.8	5.2	6.1
Permanent items	0.2	—	—
Tax rate change in state deferred taxes	0.1	—	—
Non-includible income	(0.3)	2.1	1.9

Effective tax rate	39.8%	42.3%	43.0%

12.	Regulatory Matters

The Company is subject to regulatory oversight by the United States Food and Drug Administration and other regulatory authorities with respect to the development and manufacturing of its products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with regulatory requirements.

13.	Litigation

In October and November of 2003, several purported federal securities class action lawsuits were filed against us, four of our officers, and American BioScience, Inc. in the United States District Court for the Northern District of Illinois. The complaints allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and rule 10b-5, principally relating to purportedly false and misleading statements made by us regarding ABRAXANE™. Management believes that these claims are without merit and intends to vigorously defend against these claims.

Additionally, in December 2003 a purported shareholder derivative class action was filed in the Circuit Court of Cook County, Illinois, Chancery Division against each member of our Board of Directors and one non-director executive officer. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purported misleading statements that are at issue in the pending securities class action lawsuits. In the securities class action lawsuits, the Company denies making any misleading statements. The derivative complaint also alleges claims relating to stock transactions by certain of the director and officer defendants. The Company believes that there are many defects in this complaint and intends to vigorously defend this action.

VivoRx, Inc. and VivoRx Diabetes, Inc.

During 1999, VivoRx brought an action against American BioScience, the Company and the Company’s chairman and chief executive officer relating to the development of the businesses of American BioScience and the Company while the Company’s chairman and chief executive officer was also serving as the chief executive officer and chairman of VivoRx. This action was settled in February 2001 with American BioScience obtaining clear title and ownership to its intellectual property, including the intellectual property underlying American BioScience’s ABRAXANE™ product candidate. Under the settlement, the Company was jointly and severally liable with American BioScience to pay VivoRx the remaining obligations under the settlement agreement. American BioScience paid the then outstanding $24.0 million settlement obligation in full in 2002. The respective boards of directors of the Company and of American BioScience, in consultation with litigation counsel, passed resolutions allocating $3.4 million of the total $34.0 million settlement obligation to American Pharmaceutical Partners and the remaining $30.6 million to American BioScience. The allocation of the settlement was primarily based upon American BioScience obtaining clear title and ownership to its intellectual property, including the intellectual property underlying American BioScience’s ABRAXANE™ product candidate, and, accordingly, being the primary beneficiary of the settlement. As American BioScience paid VivoRx, our related liability was eliminated and a corresponding capital contribution was recorded, net of related income tax benefit. Notwithstanding the agreed settlement allocation between American BioScience and us, we accounted for the entire $30.3 million present value of the VivoRx litigation settlement as an expense and accrued liability in fiscal 2000.

Other

In 1999, a complaint was filed against us related to a manufacturing and distribution agreement. In response, we filed a cross-complaint. The parties reached a settlement in March 2000, resulting in a gain of $0.75 million during the year ended December 31, 2001. This gain was included in litigation settlements, net in the accompanying consolidated statements of operations.

We are from time to time subject to claims and litigation arising in ordinary courses of business. These claims have included assertions that the our products infringe existing patents and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to the us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, will not have a material adverse effect on our consolidated financial position or results of operations.

14.	Net Sales by Product

Net sales by product line is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Critical care	$169,849	$135,370	$100,397
Anti-infective	95,581	74,082	54,721
Oncology	81,049	61,204	31,179
Contract manufacturing	4,088	5,840	6,416
Other	748	978	1,070

	351,315	277,474	193,783
Less fair value of common shares earned by Premier	—	—	(1,754)

	$351,315	$277,474	$192,029

Estimated net sales to the Company’s wholesalers of products resold to Premier’s members included in above amounts	$—	$59,720	$53,881

15.	Unaudited Quarterly Financial Data

Selected quarterly data for 2003 and 2002 are as follows:

	2003
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$81,345	$90,416	$90,354	$89,200
Gross margin	$46,160	$50,626	$48,537	$46,054
Net income	$17,055	$19,818	$18,290	$16,530
Income per common share:
Basic	$0.24	$0.29	$0.26	$0.24
Diluted	$0.23	$0.27	$0.25	$0.23

	2002
	First	Second	Third	Fourth
Net sales	$53,852	$69,039	$70,599	$83,984
Gross margin	$22,988	$33,719	$33,282	$46,973
Net income	$5,107	$11,055	$10,586	$18,451
Income per common share:
Basic	$0.07	$0.15	$0.15	$0.26
Diluted	$0.07	$0.14	$0.14	$0.25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to executive officers, key employees, directors and nominees for the board of directors of the Company as of March 1, 2004:

Name	Age	Position(s)
Patrick Soon-Shiong, M.D.	51	Chairman, President and Chief Executive Officer of the Company
Derek J. Brown	54	Co-Chief Operating Officer, Secretary and Director of the Company
Jeffrey M. Yordon	55	Co-Chief Operating Officer and Director of the Company
Nicole S. Williams	59	Executive Vice President and Chief Financial Officer of the Company
Jack C. Silhavy	47	Vice President, General Counsel and Assistant Secretary of the Company
David S. Chen, Ph.D.(1)(2)	55	Chairman of Cypac Investment Management Limited and Director of the Company
Stephen D. Nimer, M.D.(2)	49	Physician, Researcher and Chief of Hematology Service, Memorial Sloan-Kettering Cancer Center and Director of the Company
Leonard Shapiro(1)	75	Chief Executive Officer of Shapco, Inc. and Director of the Company
Kirk K. Calhoun(1)	59	Retired Certified Public Accountant and Director of the Company
Shahid Ahmed	52	Vice President of Regulatory Affairs of the Company
Lorin Drake	50	Vice President of Sales of the Company
Donna Felch	56	Vice President and Treasurer of the Company
Mia Igyarto	50	Vice President of Human Resources of the Company
Thomas Shea	65	Vice President of Corporate Marketing of the Company
Deena Reyes	38	Vice President of Marketing of the Company
Sam Trippie	63	Vice President of Manufacturing of the Company

(1)	Member of the audit committee.
(2)	Member of the compensation committee.

Patrick Soon-Shiong, M.D. has served as President since July 2001 and Chief Executive Officer and Chairman of the board of directors of the Company since its inception in March 1996. From its inception to August 1997, Dr. Soon-Shiong served as the Chief Financial Officer of the Company. Since June 1994, Dr. Soon-Shiong has also served as president, chief financial officer and a director of American BioScience, Inc., the Company’s parent. From June 1994 to June 1998, he served as chief executive officer and chairman of the board of directors of VivoRx, Inc., a biotechnology company. Dr. Soon-Shiong is named as a co-inventor on over 30 issued U.S. patents. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong holds a degree in Medicine from the University of the Witwatersrand and a M.S.C. in Science from the University of British Columbia.

Derek J. Brown has served as the Co-Chief Operating Officer since June 2000 and Secretary and a director of the Company since August 1997. From August 1997 to August 2002, Mr. Brown also served as Chief Financial Officer of the Company. From November 1995 to June 1998, he served as vice president of finance and administration and as chief financial officer of VivoRx, Inc. Mr. Brown serves as a director of American BioScience, Inc. Mr. Brown also has over eight years of public accounting experience, having served as a manager at Price Waterhouse. Mr. Brown is a Chartered Accountant and holds a Bachelor of Commerce in Economics and an M.B.A. from the University of the Witwatersrand.

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

Nicole S. Williams has served as Executive Vice President and Chief Financial Officer since August 2002. From 1999 until her appointment as EVP and CFO, Ms. Williams was President of the Nicklin Capital Group, an advisor and investor in early-stage businesses in the information technology and life sciences industries. From 1992 until 1999, Ms. Williams was Executive Vice President, Finance, and Corporate Secretary of R.P. Scherer Corporation, a global drug delivery company. Ms. Williams holds degrees from the University of Geneva in Switzerland and an M.B.A. from the University of Chicago. Ms. Williams serves as a director of Orchid Biosciences, Inc.

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

Stephen D. Nimer, M.D. has served as a director since May 2001. Dr. Nimer has been associated with Memorial Sloan-Kettering Cancer Center since 1993 and has been Head of the Division of Hematologic Oncology since 1996 and Chief of the Hematology Service since 1993. He has also taught medicine at the Cornell University School of Medicine since 1993. Dr. Nimer holds an M.D. from the University of Chicago and a B.S. in biology from Massachusetts Institute of Technology.

Leonard Shapiro has over 50 years of business experience as an entrepreneur and founder of Shapco, Inc., a manufacturer and distributor of pipe products, where he has been the Chief Executive Officer since 1948. As Chief Executive Officer of Shapco, he presided over the firm’s real estate investment activities in addition to its manufacturing and distribution operations. Shapco, Inc., together with its subsidiaries, employs over 300 employees in various locations throughout the Western United States.

Kirk K. Calhoun joined Ernst & Young LLP in 1965 and served as a partner of the firm from 1975 until his retirement in June 2002 where his responsibilities included both area management and serving clients in a variety of industries. Mr. Calhoun is a Certified Public Accountant with a background in auditing and accounting. Mr. Calhoun serves on the Board of Governors of the California State University Foundation, serving as Chairman from July 2000 to June 2003, and is a director of Myogen. Inc. Mr. Calhoun holds a B. S. in Accounting from the University of Southern California.

Shahid Ahmed has served as the Company’s Vice President of Regulatory Affairs since October 2002. From 2001 to 2002, Mr. Ahmed served as Senior Vice President, Regulatory Affairs, QA, QC for Akorn, Inc. From 1994 to 2001, Mr. Ahmed served in various regulatory affairs capacities with the Ben Venue Laboratories, Division of Boehringer-Ingelheim, most recently as Vice President, Regulatory Affairs, QC and Microbiology. Mr. Ahmed holds a M.S. in Analytical Chemistry from Manitoba University.

Lorin Drake was appointed Vice President of Sales on March 1, 2004. From April 2003 to February 2004 he served as the Company’s Senior Director of Sales, and was the Western Sales Manager from June 1998 to April 2003. Prior to that he served in various sales management positions with LyphoMed, Inc. and Fujisawa USA, Inc. Mr. Drake holds a B.S. degree in Business and Economics from Manchester College and an MBA from Miami University.

Donna Felch has served as Vice President and Treasurer of the Company since November 2002. Since joining the Company in 1998, Ms. Felch has held the positions of Director, Accounting and Tax and, most recently, Senior Director, Corporate Finance. Prior to joining the Company, Ms. Felch held various senior financial positions at Fujisawa USA, Inc., including Director, Corporate Tax. Ms. Felch is a Certified Public Accountant and holds a B.B.A. in Accounting from Lakeland College and a Masters of Science in Taxation from DePaul University.

Mia Igyarto has served as the Company’s Vice President of Human Resources since July 2001. From March 1995 to July 2001, she served as vice president of human resources for McWhorter Technologies, Inc., a specialty chemicals company that was acquired by Eastman Chemical Company in July 2000. She holds a B.S. in biology from Northern Illinois University and an M.B.A. from Northwestern University, Kellogg School of Management.

Thomas Shea has served as the Company’s Vice President of Corporate Marketing since April 2000. From June 1998 to April 2000, he served as the Company’s Senior Director of Corporate Marketing. From October 1989 to June 1998, Mr. Shea served as senior director of corporate marketing at Fujisawa Healthcare, Inc., a pharmaceutical company. Prior to that, he held various positions at LyphoMed, Inc., a pharmaceutical company, including director of national accounts and marketing and senior director of corporate marketing. Mr. Shea holds a M.A. from Catholic University.

Deena Reyes was appointed Vice President of Marketing on March 1, 2004. Ms. Reyes joined the Company in January 2001 as Director of Marketing. Prior to that Ms. Reyes served as Senior Product Manager for Pharmacia. Ms. Reyes holds a B.S. degree in Molecular, Cellular and Developmental Biology from the University of Colorado and an MBA from St. Louis University.

Sam Trippie has served as the Company’s Vice President of Manufacturing since June 1998. From September 1992 to June 1998, Mr. Trippie served as vice president of manufacturing at Fujisawa USA, Inc., a pharmaceutical company. Prior to that, Mr. Trippie was vice president of manufacturing at Sanofi Animal Health Ltd. and held various positions in quality assurance and manufacturing at Baxter International. Mr. Trippie holds a B.S. in Microbiology from the University of Southwest Louisiana.

Relationships Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company.

Audit Committee Financial Expert

Our Board of Directors has determined that Kirk K. Calhoun, who is a member of our Audit Committee, meets the SEC definition of “Audit Committee Financial Expert.” Mr. Calhoun is not an independent director as defined under Rule 4200(a)(15) of the Nasdaq rules as adopted in November 2003 (and as effective with respect to the Company at its next annual meeting of the stockholders). The Board of Directors has determined, however, that it is in the best interests of the Company and its stockholders that Mr. Calhoun serve on the audit committee, and management has determined that Mr. Calhoun otherwise meets the other applicable requirements to serve as an audit committee member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and persons who own more than 10% of common stock of the Company (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock of the Company. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from the Reporting Persons, the Company believes that during the fiscal year ended December 31, 2003 all Reporting Persons complied with these filing requirements on a timely basis, except that (i) a Form 4 was inadvertently filed late by each of Messrs. Chen, Shapiro, Calhoun and Nimer in connection with options granted to them on April 24, 2003 under our non-employee director stock option program, and (ii) a Form 4 was inadvertently filed late by each of Messrs. Soon-Shiong, Brown, Yordon and Silhavy in connection with an option and restricted stock grants that occurred on February 25, 2003 and issued under our 2001 stock incentive plan.

Code of Ethics

We have adopted a code of ethics entitled “American Pharmaceutical Partners, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. Our Code of Business Conduct is filed as Exhibit 14.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation of (i) each person that served as Chief Executive Officer during the last fiscal year and (ii) the four other most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the last fiscal year (collectively, the “Named Executive Officers”):

	Annual Compensation			Long-Term Compensation
Name	Fiscal Year(1)	Salary ($)	Bonus and Commission ($)(2)	Restricted stock awards ($) (4)	Securities Underlying Options (#)	All Other Compensation ($)(5)
Patrick Soon-Shiong, M.D. President and Chief Executive Officer	2003 2002 2001	366,231 350,626 329,029	405,000 450,000 275,000	110,175 — —	— — 202,500	6,716 6,703 5,550

Derek J. Brown Co-Chief Operating Officer and Secretary(3)	2003 2002 2001	294,039 281,692 264,616	325,000 365,000 200,000	88,140 — —	— — 187,500	6,700 6,647 5,692

Jeffrey M. Yordon Co-Chief Operating Officer	2003 2002 2001	294,039 281,692 264,616	325,000 365,000 200,000	88,140 — —	— — 337,500	7,308 6,647 5,507

Nicole S. Williams Executive Vice President and Chief Financial Officer	2003 2002 2001	257,692 96,153 —	100,000 — —	— — —	— 45,000 —	7,115 2,088 —

Jack C. Silhavy Vice President and General Counsel	2003 2002 2001	197,501 188,273 179,531	120,000 64,491 50,406	44,070 — —	11,250 — 15,000	4,806 5,749 5,334

(1)	Compensation reported for the fiscal years ending December 31, 2001, December 31, 2002, and December 31, 2003.
(2)	Reflects bonus amounts paid in the fiscal year.
(3)	Mr. Brown acted as Chief Financial Officer until August 19, 2002 at which date Ms. Williams was appointed Executive Vice President and Chief Financial Officer; Mr. Brown currently holds the title of Co-Chief Operating Officer and Secretary.
(4)	The aggregate value of restricted stock holdings at December 31, 2003 for the above named officers is $756,000 based on the closing price of the Company’s common stock of $33.60 on that date.
(5)	With respect to fiscal 2003, amounts reported include contributions to the Company 401(k) Plan for Messrs. Soon-Shiong, Brown, Yordon and Ms. Williams in the amount of $6,000 per individual, and for Mr. Silhavy in the amount of $4,540. The remainder of such amounts reported for 2003 consist of the dollar value of life insurance premiums paid by the Company.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning options granted during 2003 to the named executives:

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (1)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Excercise or Base Price ($/Share)	Expiration Date	5% ($) (2)	10% ($) (2)
Jack Silhavy	11,250	1.29%	$14.69	02/25/2013	$104,000	$263,000

(1)	These columns show the hypothetical gains of the options granted based on assumed annual compound stock price appreciation rates of 5% and 10% over the full ten-year term of the options. The 5% and 10% assumed rates are specified in the rules of the SEC and do not represent APP’s estimated or projected future prices of APP’s common stock. The assumed annual rates of stock price appreciation of 5% and 10% would result in the price of APP’s common stock increasing to approximately $18.74 and $23.93, respectively over the ten-year term of the options.
(2)	Dollar amounts are reported to the nearest $1,000.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during fiscal year ending December 31, 2003, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by stock options as of December 31, 2003, and the value of “in-the-money” stock options, which represents the difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2003 (#)		Value of Unexercised In-the-Money Options at December 31, 2003 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick Soon-Shiong, M.D.	—	—	241,874	148,126	7,346,500	4,446,875
Derek J. Brown	—	—	253,124	121,876	7,679,500	3,669,875
Jeffrey M. Yordon	—	—	253,125	271,874	7,679,531	8,109,813
Nicole S. Williams	—	—	11,250	33,750	284,288	852,863
Jack C. Silhavy	—	—	45,000	18,750	1,361,850	414,713

(1)	The value realized upon the exercise of stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options on the exercise date.
(2)	The value of “in-the-money” stock options represents the positive spread between the exercise price of options and the fair market value of the underlying shares subject to those options on December 31, 2003.

Compensation of Directors

Directors who are also employees of the Company receive no additional compensation for their services as directors. Our non-employee directors receive $2,500.00 for attendance in person, and $500.00 for telephonic meetings, of meetings of the board of directors and $2,000.00 for attendance at meetings of the audit committee of the board of directors. Non-employee directors are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings. In addition, non-employee directors of the Company are eligible to receive options and shares of common stock directly under the Company’s 2001 non-employee director stock option program. Non-employee directors are eligible to be granted an initial option to purchase 7,500 shares of common stock upon their initial appointment to the board of directors with subsequent annual option grants to purchase 3,000 shares of common stock, both at an exercise price per share equal to the fair market value of the common stock at the date of grant. Directors who are also employees of the Company are eligible to receive options and shares of common stock directly under the Company’s 2001 stock incentive plan.

Employment Contracts, Termination of Employment and Change of Control Arrangements

In November 2001, the Company entered into a compensation protection agreement with each of Derek J. Brown, Jeffrey M. Yordon and Jack C. Silhavy. These agreements were filed with the SEC on November 20, 2001 as exhibits to Amendment No. 1 to Form S-1. Under these agreements, if the Company terminates a protected officer’s employment for any reason other than for cause, disability, retirement, death or good reason within 12 months following a change of control of the Company, or if that officer’s employment is terminated without cause prior to a change of control of the Company, then the Company must pay that officer (a) his accrued compensation, including unpaid base salary, pro rata bonus, vacation pay and reimbursement for reasonable and necessary expenses incurred on the Company’s behalf during the period up to the termination date, and (b) twice the sum of his annual base salary and annual bonus. In addition, upon termination of a protected officer’s employment within 12 months of a change of control of the Company, the Company must provide that officer with benefits for a period of two years after the date of termination, and any unvested stock options held by that officer will immediately vest. Each of these agreements have three year terms subject to automatic annual extensions.

In August 2002, the Company entered into a compensation protection agreement with Nicole S. Williams in connection with her appointment as Executive Vice President and Chief Financial Officer of the Company, containing substantially the same terms as the compensation protection agreements with Mr. Brown, Mr. Yordon and Mr. Silhavy.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of common stock of the Company as of March 1, 2004, for (i) each person who is known by the Company to beneficially own more than 5% of common stock of the Company, (ii) each of the directors, (iii) each of the Named Executive Officers appearing in the Summary Compensation Table below, and (iv) all of the directors and executive officers as a group.

	Common Stock Beneficially Owned(1)
Directors and Named Executive Officers	Number of Shares	Option Shares(2)	Percent of Class (%)
Patrick Soon-Shiong, M.D.(3)	49,081,035	339,375	70.00
Derek J. Brown	1,099,759	337,500	1.57
Jeffrey M. Yordon	718,499	337,499	1.02
Nicole Williams	20,250	11,250	*
David S. Chen, Ph.D.	12,750	12,750	*
Jack C. Silhavy	54,386	47,812	*
Stephen D. Nimer, M.D.	33,450	27,750	*
Leonard Shapiro	12,750	8,250	*
Kirk K. Calhoun	8,250	8,250	*
All named executive officers and directors as a group (nine persons)	51,041,129	1,130,436	72.80

5% Stockholders
American BioScience, Inc.(4)	47,984,160	—	68.44

*	Represents beneficial ownership of less than 1% of issued and outstanding common stock on March 1, 2004.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 70,114,848 shares of common stock outstanding as of March 1, 2004. Except as indicated in the footnotes to this table, such persons have sole voting and investment power with respect to all shares of common stock of the Company shown as beneficially owned by them.
(2)	Includes shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 1, 2004, which are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Includes 47,984,160 shares held of record by American BioScience, Inc., of which Dr. Soon-Shiong is the president and chairman of the board of directors, and in such capacity may be deemed to have shared voting and investment power over the shares. Dr. Soon-Shiong disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.
(4)	The business address of American BioScience, Inc. is 2730 Wilshire Boulevard, Suite 110, Santa Monica, California 90403. A majority of the outstanding capital stock of American BioScience, Inc. is held by a trust of which Dr. Soon-Shiong and his spouse are beneficiaries.

Equity Compensation Plan Information

We maintain three compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants: the (i) 1997 Stock Option Plan (the “1997 Plan”), (ii) 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”) and (iii) 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”). Each of these plans have been approved by the stockholders of the Company.

The following table provides information about the 1997 Plan, the 2001 Stock Incentive Plan and the 2001 Stock Purchase Plan as of December 31, 2003:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,498,505	$8.05	15,832,359	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,498,505	$8.05	15,832,359

(1)	Represents shares available for issuance under the Company’s 1997 Plan, 2001 Stock Incentive Plan and 2001 Stock Purchase Plan as of December 31, 2003. The 2001 Stock Incentive Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2001 Stock Incentive Plan will increase by a number of shares equal to 5% of the outstanding shares of common stock on such date or a lesser number determined by the administrator of the plan. The 2001 Stock Purchase Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2001 Stock Purchase Plan is increased by an amount equal to the lesser of (i) one million five hundred thousand (1,500,000) shares, (ii) two percent (2%) of the outstanding shares of common stock on such date, or (iii) a lesser number of shares determined by the administrator of the plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended December 31, 2003 between the Company and certain affiliated parties. The Company believes that the terms of such transactions were no less favorable to the Company than could have been obtained from an unaffiliated party.

On March 11, 2004, we entered into an agreement with American BioScience under which the parties agreed to share certain costs of any unsaleable ramp-up inventory of ABRAXANE™ that is manufactured in preparation for the projected launch of ABRAXANE™.

On April 24, 2003, we granted options for the purchase of 3,000 shares of our common stock, with an exercise price of $22.05 per share, to each of Messrs. Chen, Shapiro, Calhoun and Nimer under our 2001 Non-Employee Director Stock Option Program in connection with their service as directors of the Company.

In July 2001, we entered into an agreement with American BioScience under which we acknowledged and agreed that Dr. Soon-Shiong and Mr. Brown may devote time to the business of, receive remuneration from and present business opportunities to American BioScience, and that American BioScience’s business and operations may compete with us.

The Company has entered into indemnification agreements with each executive officer and each nominee for election to the board of directors. The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by Delaware law.

The Company has entered into compensation protection agreements with Derek J. Brown, Jeffrey M. Yordon, Jack C. Silhavy and Nicole S. Williams. See “Employment Contracts, Termination of Employment and Change of Control Arrangements” above.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors, Ernst & Young, LLP, in each of the last two fiscal years, in each of the following categories are:

	2003	2002
	(in thousands)
Audit fees	$298	$375
Audit—related fees	31	25
Tax fees	68	66
All other fees	55	—

Total	$452	$466

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission including quarterly reports on Form 10-Q and the annual report on Form 10-K. Audit-related fees principally include accounting consultation and employee benefit plan audits. Tax fees include tax compliance, tax advice and tax planning work. All other fees principally include technology and security risk services related to the ERP implementation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a. (1) Financial Statements

The following consolidated financial statements of American Pharmaceutical Partners, Inc. are included in Part II, Item 8 of this Report:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

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

(3) Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Bylaws of the Registrant

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2(2)	Specimen Stock Certificate of the Registrant

4.3(3)	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock

10.1(4)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2(3)	1997 Stock Option Plan

10.3(3)	2001 Stock Incentive Plan, including forms of agreements thereunder

10.4(3)	2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.6(3)	Office Lease Agreement dated January 29, 1999 between the Registrant and Woodfield Executive Center, Inc.

10.7(3)	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

10.8(4)	Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and American BioScience

10.9(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.10(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.11(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience*

10.12(2)	Manufacturing Agreement, dated as of November 20, 2001, between the Registrant and American BioScience*

10.13(4)	Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Derek J. Brown

10.14(4)	Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Jeffrey M. Yordon

10.15(4)	Compensation Protection Agreement, dated as of November 20, 2001, between the Registrant and Jack C. Silhavy

10.16(1)	Corporate Agreement, dated as of December 12, 1997, between the Registrant and Premier Purchasing Partners, L.P., including an amendment thereunder

10.17(2)	Group Purchasing Agreement, dated as of December 12, 1997, between the Registrant and Premier Purchasing Partners, L.P., including an amendment thereunder*

10.19(5)	Credit Agreement, dated as of December 14, 2001, between the Registrant, Canadian Imperial Bank Commerce, Bank of America, N.A., UBS Warburg LLC, and the several lenders from time to time parties thereto

10.20(6)	Stock Purchase Agreement between the Registrant and Premier Purchasing Partners, L.P. dated July 26, 2002

10.21(7)	Stock Purchase Agreement dated August 28, 2002 between the Registrant and Biotechnology Development Fund, LP, a Delaware limited partnership

10.22(7)	Compensation Protection Agreement, dated as of August 19, 2002, between the Registrant and Nicole S. Williams

10.23	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East in Schaumburg, Illinois, known as Schaumburg Corporate Center

10.24	Amendment to Group Purchasing Agreement dated December 12, 2003 to extend term to March 31, 2004.

10.25	Agreement dated as of March 11, 2004, between the Registrant and American BioScience

14.1	Code of Business Conduct of the Registrant dated February 2004

21.1(1)	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(6)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2002.

(7)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

On October 23, 2003, we furnished information regarding our results for the third quarter ended September 30, 2003 to the Securities and Exchange Commission on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 15th day of March 2004.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

By:	/s/ Patrick Soon Shiong, M.D.

Patrick Soon Shiong, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick Soon Shiong, M.D. Patrick Soon Shiong, M.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2004

/s/ Derek J. Brown Derek J. Brown	Co-Chief Operating Officer, Secretary and Director	March 15, 2004

/s/ Jeffrey M. Yordon Jeffrey M. Yordon	Co-Chief Operating Officer and Director	March 15, 2004

/s/ Nicole S. Williams Nicole S. Williams	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Kirk K. Calhoun Kirk K. Calhoun	Director	March 15, 2004

/s/ David S. Chen, Ph.D David S. Chen, Ph.D	Director	March 15, 2004

/s/ Stephen D. Nimer, M.D. Stephen D. Nimer, M.D.	Director	March 15, 2004

/s/ Leonard Shapiro Leonard Shapiro	Director	March 15, 2004

FINANCIAL SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

A	B	C	D	E
Year Ended December 31,	Balance at Beginning of Period	(1) Additions	(2) Deductions	Balance at End of Period
(in thousands)
Allowance for doubtful accounts:
2003	$801	$(291)	$—	$510
2002	$400	$401	$—	$801
2001	$436	$222	$258	$400

(1)	Provision for bad debts charged to expense
(2)	Accounts receivable written-off or collections