Form 10-Q
period 2004-03-31
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2004-05-10
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 3, 2004, the registrant had 70,296,530 shares of $0.001 par value common stock outstanding.

American Pharmaceutical Partners, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
(in thousands, except share data)	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$54,323	$58,625
Accounts receivable, net	29,347	31,402
Inventories	119,368	110,384
Prepaid expenses and other current assets	7,004	7,340
Deferred income taxes	7,948	7,948

Total current assets	217,990	215,699
Property, plant and equipment, net	80,820	77,340
Investment in Drug Source Co., LLC	4,308	5,166
Product license rights and other non-current assets, net	3,341	3,027
Deferred financing costs, net	2,340	2,553

Total assets	$308,799	$303,785

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,816	$26,560
Accrued expenses	23,705	29,120

Total current liabilities	44,521	55,680
Deferred income taxes	2,044	2,044

Total liabilities	46,565	57,724

Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 76,886,675 and 76,514,964 shares issued in 2004 and 2003, respectively	77	77
Additional paid-in capital	205,888	201,009
Amounts due from American BioScience, Inc.	(21,538)	(21,132)
Deferred stock-based compensation	(1,360)	(1,309)
Retained earnings	135,319	123,550
Accumulated other comprehensive income	122	140
Less treasury stock at cost, 6,646,398 common shares in 2004 and 2003	(56,274)	(56,274)

Total stockholders’ equity	262,234	246,061

Total liabilities and stockholders’ equity	$308,799	$303,785

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net sales	$89,178	$81,345
Cost of sales	44,791	35,185

Gross profit	44,387	46,160
Operating expenses:
Research and development	7,051	6,076
Selling, general and administrative	18,579	11,320
Stock-based compensation	386	422
Equity in net income of Drug Source Co., LLC	(455)	(104)

Total operating expenses	25,561	17,714

Income from operations	18,826	28,446
Interest income	429	466
Interest expense and other	(30)	(6)

Income before income taxes	19,225	28,906
Provision for income taxes	7,456	11,851

Net income	$11,769	$17,055

Income per common share:
Basic	$0.17	$0.24

Diluted	$0.16	$0.23

Interest income includes interest earned from American BioScience, Inc. as follows:	$278	$315

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$11,769	$17,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,061	2,491
Amortization	254	228
Stock-based compensation	386	422
Deferred income taxes	—	(676)
Equity in net income of Drug Source Company, LLC, net of dividends received	858	(207)
Income tax benefit on stock option exercises	1,800	811
Changes in operating assets and liabilities:
Accounts receivable, net	2,055	(703)
Inventories	(8,984)	(4,140)
Prepaid expenses and other current assets	336	(964)
Accounts payable and accrued expenses	(10,759)	45

Net cash provided by (used in) operating activities	(224)	14,362

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,541)	(3,592)
Purchase of other non-current assets	(354)	—

Net cash used in investing activities	(5,895)	(3,592)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,237	657
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,004	427
(Increase) decrease in amounts due from American BioScience, Inc.	(406)	122
Purchase of treasury stock	—	(19,999)

Net cash provided by (used in) financing activities	1,835	(18,793)
Effect of foreign currency translation	(18)	51

Decrease in cash and cash equivalents	(4,302)	(7,972)
Cash and cash equivalents at beginning of period	58,625	39,771

Cash and cash equivalents at end of period	$54,323	$31,799

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet information at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Research and development expense includes purchases from Drug Source Company of $0.3 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. Ending inventory included raw material purchases from Drug Source Company of $0.7 million at March 31, 2004 and $0.8 million at December 31, 2003.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on March 31. Both of the three-month periods ended March 31, 2004 and 2003 contained 13 weeks.

(3) Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(in thousands except per share data)
Basic and dilutive numerator:
Net income applicable to common stock	$11,769	$17,055

Denominator:
Weighted-average common shares outstanding - basic	70,028	70,134
Net effect of dilutive securities:
Stock options and restricted stock awards	3,082	2,761

Weighted-average common shares outstanding - diluted	73,110	72,895

Income per common share - basic	$0.17	$0.24

Income per common share - diluted	$0.16	$0.23

Employee stock options for which the exercise price exceeded the average market price of our common stock were excluded from the computation of diluted income per common share as follows:

	Three months ended March 31,
	2004	2003
	(in thousands except per share data)
Number of shares excluded	55	35
Range of exercise prices	$36.53 -$38.37	$22.03 -$23.10

(4) Transactions with American BioScience, Inc.

Product License and Manufacturing Agreements

We have secured the North American marketing and manufacturing rights for ABRAXANE™ from American BioScience, Inc., which is responsible for conducting the clinical studies of ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though the FDA accepted American BioScience’s NDA filing for ABRAXANE™ for metastatic breast cancer in May 2004, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any profit, as defined in the license agreement, resulting from American Pharmaceutical Partners’ sales of ABRAXANE™ following approval would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, American BioScience’s remaining obligation to complete the NDA filing and the potential sales of the product under other licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors, with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

In December 2001, upon completion of our initial public offering, we recorded an initial payment due American BioScience of $60.0 million. In our financial statements, the license agreement was accounted for as an asset contributed by a principal shareholder using the shareholder’s historical cost basis which was zero, and the $60.0 million payment was accounted for as a distribution of stockholders’ equity. For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period. Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.

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

On May 10, 2004 we announced that the FDA had accepted, meaning that the FDA found the NDA complete on its face in all respects, American BioScience’s NDA filing for the first potential ABRAXANE™ indication being studied, metastatic breast cancer. This FDA acceptance triggers a $10.0 million milestone payment to American BioScience which we will expense and pay in the second quarter of 2004. Additionally, upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay American BioScience an additional $15.0 million which will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment. Regulatory achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience, but only after ABRAXANE™ has received NDA approval related to the breast cancer indication. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

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

Loans to American BioScience, Inc.

Prior to our licensing of ABRAXANE™ in November 2001, we made loans to American BioScience, our majority shareholder, to support development of ABRAXANE™. Subsequent to formalization of the license and manufacturing agreements on December 14, 2001, we received a demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance (“Demand Note”). The Demand Note is capped at $23.0 million and bears interest at a rate equal to the rate of interest on our credit facility, 5.25% at March 31, 2004. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on ABRAXANE™ to American BioScience. As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

We charge payments made on American BioScience’s behalf related to labor and other costs directly related to new product development, income taxes, interest and an agreed allocation of administrative costs to the American BioScience loan account. A summary of activity in the amounts due from American BioScience, which is classified as a reduction of stockholders equity in the accompanying condensed consolidated balance sheets, follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Balance at beginning of year	$21,132	$22,567
Payments on behalf of American BioScience:
New product development	114	1,229
Interest charged to American BioScience	278	1,221
Other	14	85
Reductions in lieu of income tax liability	—	(2,252)
Repayments by American Bioscience	—	(1,718)

	$21,538	$21,132

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

American BioScience began research and development work on its nanoparticle drug delivery platform, including ABRAXANE™, in 1994. Prior to execution of the license agreement, American BioScience had completed multiple pre-clinical animal studies, two Phase I human studies and two Phase II clinical studies. After execution of the license agreement, American BioScience completed a single Phase III clinical study in metastatic breast cancer as a basis for FDA approval and published the data from this Phase III study on December 5, 2003 at the San Antonio Breast Cancer Symposium. In June 2003, American BioScience began the ABRAXANE™ NDA filing process with the pre-submission of the Pre-clinical and Chemistry, Manufacturing and Control sections of the NDA under the Fast Track designation granted ABRAXANE™ by the FDA earlier in 2003, completing the entire filing on March 8, 2004. On May 10, 2004, we announced that American BioScience’s NDA application for ABRAXANE™ had been accepted for filing with standard review by the FDA, indicating that the FDA had determined that the application is sufficiently complete to permit a substantive review. American BioScience is also conducting a Phase II clinical trial to explore a weekly dosing regimen of ABRAXANE™ in metastatic breast cancer patients in which prior taxane therapy failed and is evaluating ABRAXANE™ in non-small cell lung, ovarian, melanoma and cervical cancers, the rights to which we have licensed. The results of these Phase I, II and III clinical studies will be used in support of American BioScience’s ABRAXANE™ NDA filing for indications and uses licensed to us by American BioScience, but this data may also support products currently in development by American BioScience for which we did not acquire any rights under the license agreement.

(5) Inventories

Inventories consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Finished goods	$31,319	$30,300
Work in process	18,430	15,948
Raw materials	69,619	64,136

	$119,368	$110,384

(6) Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Sales and marketing	$9,035	$8,932
Payroll and employee benefits	4,436	7,785
Legal and insurance	5,893	6,383
Accrued income taxes	3,241	4,498
Other	1,100	1,522

	$23,705	$29,120

(7) Credit Facility

Our credit facility is comprised of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires December 14, 2006. There were no outstanding balances under the credit facility at March 31, 2004 and we have never drawn against our credit facility. The interest rate under the revolving line equals the sum of an adjustable margin rate (1.25% March 31, 2004) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the Eurocurrency rate, as defined.

Loans under the credit facility are collateralized by substantially all of our assets. The credit facility prohibits us from paying cash dividends and includes various other covenants and restrictions. At March 31, 2004 we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses a 3.75% fee on the face amount of commercial and standby letters of credit. The letters of credit are payable on demand. There were no outstanding letters of credit at March 31, 2004 and we have never drawn a letter of credit under the facility.

No interest expense was capitalized during the three month period ended March 31, 2004.

(8) Stock Options and Restricted Stock

During the three months ended March 31, 2004, options for the purchase of 135,250 shares of our common stock were granted at a weighted average exercise price of $32.60 and options for 260,605 shares were exercised at an a weighted average exercise price of $4.41. Stock-based compensation charges were $0.4 million for each of the three months ended March 31, 2004 and 2003.

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income, as reported	$11,769	$17,055
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	237	248
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,074)	(680)

Pro forma net income	$10,932	$16,623

Net income per common share:
Basic - as reported	$0.17	$0.24
Basic - pro forma	$0.16	$0.24

Diluted - as reported	$0.16	$0.23
Diluted - pro forma	$0.15	$0.23

(9) Treasury Stock

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

(10) Litigation

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

(11) Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Oncology	$19,240	$19,326
Anti-infective	29,027	22,356
Critical care	39,168	38,141
Contract manufacturing	1,632	1,292
Other	111	230

	$89,178	$81,345

(12) Enterprise Resource Planning System

In March 2002, we entered into various licensing and support agreements for the implementation of a new enterprise resource planning (ERP) business system application. Through March 31, 2004, we had capitalized $14.6 million in construction in progress for license fees, hardware and other costs related to this project.

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

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide the reader with summary level information on: our history, strategy, highlights of our first-quarter 2004 results and an update on our outlook for the remainder of 2004. Following this overview the first-quarter 2004 MD&A is organized as follows:

•	a discussion of our operating results,

•	a review of factors impacting our liquidity and cash flow,

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results,

•	information on the license and manufacturing agreements underlying our proprietary oncology product candidate, ABRAXANE™.

The MD&A should be read in conjunction with our 2003 Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

Background

We were incorporated in Delaware in 2001 and are a majority owned subsidiary of American BioScience, Inc., a California corporation. At March 31, 2004, American BioScience owned 47,984,160 shares, or 68.3%, of our outstanding common stock.

We are a specialty pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. Although we intend to manufacture and market proprietary injectable pharmaceutical products, substantially all of our past net sales have been derived from generic injectable pharmaceutical products.

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

In November 2001, we obtained the exclusive North American rights to manufacture and sell ABRAXANE™, formerly known as ABI-007, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol®, one of the world’s top selling cancer drugs. A multi-center Phase III clinical trial of ABRAXANE™ in the treatment of metastatic breast cancer, or breast cancer that has spread to other parts of the body, was completed in 2003 and American BioScience completed the submission of the New Drug Application (“NDA”) filing, under Fast Track designation, in March 2004. On May 10, 2004, we announced that American BioScience’s NDA application for ABRAXANE™ had been accepted for filing with standard review by the FDA, indicating that the FDA had determined that the application is sufficiently complete to permit a substantive review.

Strategy

Our goal is to expand upon our position as an industry leader in the development, manufacture, sale and distribution of injectable pharmaceutical products, with an intent of offering a broad portfolio of injectable products affecting every aspect of hospital care. Key elements of our strategy include:

•	Continue to focus on new, higher-margin injectable product opportunities, including: our proprietary oncology product candidate, ABRAXANE™; generic opportunities as products approach patent expiry; low molecular weight heparins; and, as the FDA regulatory environment evolves, biologic generic products.

•	Maintain and improve our current Good Manufacturing Practice (“cGMP”) product development and manufacturing capabilities and capacity to meet future market needs and evolving regulatory requirements.

•	Enhance our customer relationships with group purchasing organizations (“GPOs”), specialty distributors and end-user organizations by providing the service level, quality and relationships expected by our customers, further enhanced by our breadth of product offering and sole supplier position for needed products.

•	Advance our strategic sourcing capabilities to obtain raw materials, intellectual property, technology and processes necessary to develop and manufacture both future and existing products.

2004 First-quarter Highlights

•	Currently we have 20 Abbreviated New Drug Applications (“ANDA”) on file with the U.S. Food and Drug Administration (“FDA”) and have obtained three 2004 approvals, including one tentative approval, to date. Additionally, we anticipate the second-half 2004 launch of two significant products, Fluconazole and Carboplatin, for which we have received tentative approvals, pending only expiration of the innovator patents and any exclusivity periods.

•	In the first quarter, we launched Steri-Tamp our unique tamper resistant vial seals designed to reduce dispensing errors and improve hospital patient safety and also launched, in response to customer requests, Piperacillin, a narrow-spectrum antibiotic targeting pseudomonas, infections typically arising during inpatient hospitalization.

•	In late March, we signed a multi-year primary vendor contract with a major physician owned oncology Group Purchasing Organization (“GPO”), strengthening our position in the oncology channel.

•	The ABRAXANE™ NDA filing was completed on March 8, 2004. On May 10, 2004, we announced that American BioScience’s NDA application for ABRAXANE™ had been accepted for filing with standard review by the FDA, indicating that the FDA had determined that the application is sufficiently complete to permit a substantive review. During the quarter, we continued to prepare for potential approval of the ABRAXANE™ NDA, filling our initial complement approximately 80 senior sales professionals, the majority having more than 10 years experience in oncology with major pharmaceutical companies.

•	Three abstracts relating to ABRAXANE™ have been accepted for presentation at the June 2004 American Society of Clinical Oncology (“ASCO”) conference. These studies include two abstracts relating to weekly dosing strategies, including: a Phase II study of weekly ABRAXANE™ administration in Taxol® and Taxotere® refractory patients, Long Term Disease Control in Taxane-refractory Metastatic Breast Cancer Treated with nab Paclitaxel and; A Phase I Trial of ABI-007, Nanoparticle Paclitaxel Administered to Patients with Advanced Non-hematologic

Malignancies. Also to be presented is a third study examining the Cost-effectiveness of Nanoparticle Albumin-bound (nab) Paclitaxel (ABX) vs. Cremophor-based Paclitaxel (CP) in the Treatment of Metastatic Breast Cancer (MBC) designed to illustrate the potential pharma-economic cost savings of ABRAXANE™ as compared to Taxol®.

2004 Outlook

American Pharmaceutical Partners confirmed its prior guidance for the remainder of 2004 as follows:

•	We continue to expect that in 2004, core generic product sales will grow in excess of 20% over 2003, with the growth substantially driven by anticipated product launches in the third and fourth quarters, including the launch of two products, Fluconazole and Carboplatin, for which we have obtained tentative approvals pending only expiration of the innovator patents, and any exclusivity periods;

•	We continue to anticipate that fiscal 2004 gross margins for the base business will be in the low to mid 50% range;

•	We are preparing for potential approval of the ABRAXANE™ NDA and a possible fourth-quarter product launch. As such, we anticipate incurring ABRAXANE™ related development, selling and marketing expenses of approximately $40 million over 2004. In addition, in the second quarter of 2004 we will pay and expense the $10.0 million milestone payment triggered by FDA acceptance of the ABRAXANE™ NDA. We also expect to pay a $15.0 million milestone payment upon FDA approval of the NDA which would be capitalized and amortized over the estimated life of the product.

Even though the FDA accepted American BioScience’s NDA filing for ABRAXANE™ for metastatic breast cancer in May 2004, we cannot predict when the FDA will complete its review of the filing or when or if the NDA will be approved. Any resulting profit, as defined in the license agreement, on North American sales of ABRAXANE™ for licensed indications would be shared equally between American BioScience and us.

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

RESULTS OF OPERATIONS

Overview

The following table sets forth the results of our operations for the periods indicated and forms the basis for the following discussion of our operating activities:

	Three Months Ended March 31,		Change Favorable (Unfavorable)
	2004	2003	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Critical care	$39,168	$38,141	$1,027	3%
Anti-infective	29,027	22,356	6,671	30%
Oncology	19,240	19,326	(86)	—%
Contract manufacturing and other	1,743	1,522	221	15%

Total net sales	89,178	81,345	7,833	10%
Cost of sales	44,791	35,185	(9,606)	(27)%

Gross profit	44,387	46,160	(1,773)	(4)%
Percent to net sales	49.8%	56.7%
Operating expenses:
Research and development costs	7,051	6,076	(975)	(16)%
Percent to net sales	7.9%	7.5%
Selling, general and administrative expenses	18,579	11,320	(7,259)	(64)%
Percent to net sales	20.8%	13.9%
Stock-based compensation	386	422	36	9%
Gain on litigation settlements, net	—	—	—	—
Equity in net income of Drug Source Co., LLC	(455)	(104)	351	338%

Total operating expenses	25,561	17,714	(7,847)	(44)%

Percent to net sales	28.7%	21.8%
Operating income	18,826	28,446	(9,620)	(34)%
Percent to net sales	21.1%	35.0%
Interest income	429	466	(37)	(8)%
Interest expense and other	(30)	(6)	(24)	(400)%

Income before income taxes	19,225	28,906	(9,681)	(33)%
Provision for income taxes	7,456	11,851	4,395	37%

Net income	$11,769	$17,055	$(5,286)	(31)%

Percent to net sales	13.2%	21.0%
Income per common share:
Basic	$0.17	$0.24
Diluted	$0.16	$0.23
Weighted-average common shares outstanding:
Basic	70,028	70,134
Diluted	73,110	72,895

Operating Results

Net Sales

Net sales for the 2004 first quarter increased $7.8 million, or 10%, over the prior year first quarter with the increase due primarily to new product launches during the prior 12 months, unit sales growth for certain products and strong demand for anti-infective products, partially offset by the impact of an extended plant maintenance shutdown and price declines on certain products. One of our manufacturing facilities was closed early in the quarter for planned, yet longer than anticipated, upgrades to our manufacturing capabilities and facilities.

Gross Profit

As compared to the 2003 first quarter, gross profit declined $1.8 million, or 4%, in the 2004 first quarter, representing 49.8% of sales in the 2004 quarter as compared to 56.7% of sales in the first quarter of 2003. Gross profit margins declined primarily due to anticipated price declines on certain more recently launched products and the cost and sales impact of an extended seasonal plant shut-down for more significant upgrade activity than in the 2003 first quarter.

Research and development (“R&D”)

First quarter 2004 R&D expense increased by $1.0 million, or 16%, as compared to the 2003 first quarter due to $2.1 million in ABRAXANE™ production development cost, partially offset by lower cost of raw materials used in other development activities due principally to the timing of such work.

Selling, general and administrative (“SG&A”)

As compared to the 2003 first quarter, SG&A expense increased $7.3 million, or 64%, in the 2004 first quarter due to $5.0 million in sales and marketing start-up costs in anticipation of approval and launch of ABRAXANE™, increased risk management costs and staffing requirements resulting from rapid growth in the base business and increased technology infrastructure requirements. Excluding the investment in ABRAXANE™ pre-launch costs, SG&A for the core injectable business were 15.1% and 13.7% of sales in the 2004 and 2003 first quarters, respectively.

Other Operating Expenses

Stock-based compensation expense approximated the prior year first quarter with such expense resulting primarily from the issuance, prior to our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.

Drug Source Company, LLC, is a 50% owned company, which acts as a selling agent of raw material to the pharmaceutical industry, including APP. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Research and development expense includes purchases from Drug Source Company of $0.3 million and $0.2 million in the 2004 and 2003 first quarters, respectively. Ending inventory included purchases from Drug Source Company of $0.7 million and $0.5 million at March 31, 2004 and 2003, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash, with the first quarter 2004 decline as compared to the 2003 first quarter attributable to lower interest rates and a lower invested cash position.

Provision for income taxes

Our effective income tax rate in the 2004 first quarter was 38.8% as compared to 41.0% in the comparable prior year quarter. The lower effective rate is due primarily to favorable experience as a stand-alone tax entity.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	March 31, 2004	December 31, 2003
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$54,323	$58,625
Working capital	173,469	160,019
Total assets	308,799	303,785
Long-term debt, including current portion	—	—
Total stockholders’ equity	262,234	246,061

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(224)	$14,362
Investing activities	(5,895)	(3,592)
Financing activities	1,835	(18,793)

We believe that our current cash and short-term investments, cash generated from operations, funds available from our revolving line of credit and the ability to issue debt or equity securities under our shelf registration will be sufficient to finance our operations, including prelaunch activity relating to ABRAXANE™, product development and capital expenditures for at least the next 12 months. In the event we engage in future acquisitions or other extraordinary corporate events we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities pursuant to our shelf registration or otherwise.

Capital Requirements

Our capital requirements depend on numerous factors, including:

•	increasingly during 2004, working capital requirements and pre-launch costs required to fund the ABRAXANE™ commercialization effort;

•	the need for manufacturing expansion and improvement and information technology requirements;

•	the requirements of any potential acquisition;

•	the amount of cash generated by operations.

We presently anticipate that our 2004 capital expenditure requirements will approximate $35 million.

Adequate funds for these and other purposes may not be available when needed or on terms acceptable to us, and we may need to raise capital that may not be available on terms favorable or acceptable to us, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise money when needed, we may have to reduce or slow ABRAXANE™ prelaunch activities, reduce capital expenditures or scale back development of new products.

Credit Facility

Our credit facility consists of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires on December 14, 2006. Borrowings under the credit facility are secured by substantially all of our assets and the credit facility prohibits us from paying cash dividends and includes other covenants and restrictions. There were no balances outstanding under our credit facility and we were in compliance with all covenants at March 31, 2004.

Universal Shelf Registration

On September 5, 2003, we filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on September 22, 2003. Under the shelf registration statement, we may from time to time, offer and sell up to $150 million of our common stock (which may include some or all of the our 6,646,348 treasury shares), debt securities, common stock warrants and/or debt warrants at prices and on terms to be determined at the time of the offering of such securities. If and when we offer and sell these securities, we anticipate using the resulting proceeds for general corporate purposes including efforts related to the commercialization of ABRAXANE™. Additionally, American BioScience may, from time to time, sell up to 3,000,000 shares of our common stock under the shelf registration. We would not receive any proceeds from the sale of shares of our common stock by American BioScience. As of the date of this filing, no securities have been offered under the shelf registration and we currently do not have any plans to offer securities pursuant to this self registration.

Sources and Uses of Cash

Operating Activities

Cash flow from operating activities is our primary source of liquidity. As compared to the prior year quarter, in the 2004 first quarter net cash provided by operating activities decreased $14.6 million due primarily to: a $9.0 million increase in inventory due principally to increased raw material inventory in anticipation of upcoming product launches; a $7.1 million increase in ABRAXANE™ prelaunch costs; and a $10.8 million reduction in current liabilities due to payments for fourth quarter 2003 raw material purchases and 2003 incentive compensation programs.

Investing Activities

Our investing activities consist principally of capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and, to a lesser extent, outlays necessary to acquire various product or intellectual property rights. Net cash used in investing activities totaled $5.9 million and $3.6 million in the 2004 and 2003 first quarters, respectively. The 2004 increase resulted from a higher level of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives and infrastructure.

Financing Activities

Financing activities generally include cash flows from the issuance or repurchase of our common stock, proceeds from the exercise of employee stock options and transactions with American BioScience, our parent company. Net cash provided by financing activities totaled $1.8 million in the 2004 first quarter as compared to a $18.8 million use in the same quarter of 2003. First-quarter 2004 financing activities included $2.2 million in cash proceeds from the exercise of employee stock options and sale of stock through the employee stock purchase program. Financing activities in the first quarter of 2003 included the repurchase of 1,596,081 shares of our common stock on the open market for $20.0 million pursuant to the stock repurchase program approved by our Board of Directors on December 10, 2002.

Stock Repurchase Program

On April 24, 2003, our Board of Directors amended our stock repurchase program to authorize the repurchase, from time to time, of up to an additional $20.0 million of our common stock through open market purchases and/or privately negotiated transactions. No repurchases have been made under the April 24, 2003 authorization. Prior to any repurchases under this authorization, we will need to obtain the consent of our lenders under the terms of our credit facility, as a previously granted consent has expired without any repurchases having taken place under that consent. We do not currently anticipate making any additional repurchases of our common stock under this authorization. During the 2003 first quarter, pursuant to a December 10, 2002 authorization by our Board of Directors, we repurchased 1,596,081 of our shares for $20.0 million. In aggregate, the 6,646,398 common shares held as treasury stock at December 31, 2003 have a cost basis of $8.47 per share.

ABRAXANE™ LICENSE AND MANUFACTURING AGREEMENT

We have secured the North American marketing and manufacturing rights for ABRAXANE™ from American BioScience, Inc., which is responsible for conducting the clinical studies of ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though the FDA accepted American BioScience’s NDA filing for ABRAXANE™ for metastatic breast cancer in May 2004, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA may be approved. Any profit, as defined in the license agreement, resulting from American Pharmaceutical Partners’ sales of ABRAXANE™ following approval would be shared equally between American BioScience and us.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, American BioScience’s remaining obligation to complete the NDA filing and the potential sales of the product under other licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors, with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

In December 2001, upon completion of our initial public offering, we recorded an initial payment due American BioScience of $60.0 million. In our financial statements, the license agreement was accounted for as an asset contributed by a principal shareholder using the shareholder’s historical cost basis which was zero, and the $60.0 million payment was accounted for as a distribution of stockholders’ equity. For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period. Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.

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

On May 10, 2004 we announced that the FDA had accepted, meaning that the FDA found the NDA complete on its face in all respects, American BioScience’s NDA filing for the first potential ABRAXANE™ indication being studied, metastatic breast cancer. This FDA acceptance triggers a $10.0 million milestone payment to American BioScience which we will expense and pay in the second quarter of 2004. Additionally, upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay American BioScience an additional $15.0 million which will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment. Regulatory achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience, but only after ABRAXANE™ has received NDA approval related to the breast cancer indication. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our condensed consolidated financial statements are discussed below. Actual results could vary from those estimates.

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

We have operated primarily in the United States and the majority of our activities outside the United States to date have been conducted in U.S. dollars. Our only other significant foreign currency transactions are generally transacted in Canadian dollars, and we do not believe we have a material exposure to foreign currency risk because of the relative stability of the Canadian dollar in relation to the U.S. dollar. A 10% adverse change in currency exchange rates of the Canadian versus the U.S. dollar would not have a material effect on our consolidated results of operations, financial position, or cash flows. Accordingly, we have not had any material exposure to foreign currency exchange rate fluctuations.

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

None.

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

Date: May 10, 2004