Form 10-Q
period 2004-06-30
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2004-08-09
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33407

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

As of August 2, 2004, the registrant had 70,356,643 shares of $0.001 par value common stock outstanding.

American Pharmaceutical Partners, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$45,162	$58,625
Accounts receivable, net	38,143	31,402
Inventories	132,453	110,384
Prepaid expenses and other current assets	8,737	7,340
Deferred income taxes	7,948	7,948

Total current assets	232,443	215,699
Property, plant and equipment, net	86,087	77,340
Investment in Drug Source Co., LLC	5,175	5,166
Product license rights and other non-current assets, net	3,828	3,027
Deferred financing costs, net	2,127	2,553

Total assets	$329,660	$303,785

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,880	$26,560
Accrued expenses	23,905	29,120

Total current liabilities	54,785	55,680
Deferred income taxes	2,044	2,044

Total liabilities	56,829	57,724
Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 76,984,228 and 76,514,964 shares issued in 2004 and 2003, respectively	77	77
Additional paid-in capital	207,229	201,009
Amounts due from American BioScience, Inc.	(21,930)	(21,132)
Deferred stock-based compensation	(898)	(1,309)
Retained earnings	144,564	123,550
Accumulated other comprehensive income	63	140
Less treasury stock at cost, 6,646,398 common shares in 2004 and 2003	(56,274)	(56,274)

Total stockholders’ equity	272,831	246,061

Total liabilities and stockholders’ equity	$329,660	$303,785

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net sales	$97,664	$90,416	$186,842	$171,761
Cost of sales	44,523	39,790	89,314	74,975

Gross profit	53,141	50,626	97,528	96,786
Operating expenses:
Research and development	6,889	5,067	13,940	11,143
Selling, general and administrative	25,311	12,813	43,890	24,133
Milestone payment	10,000	—	10,000	—
Stock-based compensation	89	311	475	733
Equity in net income of Drug Source Co., LLC	(783)	(394)	(1,238)	(498)

Total operating expenses	41,506	17,797	67,067	35,511

Income from operations	11,635	32,829	30,461	61,275
Interest income	416	429	845	895
Interest expense and other	(62)	332	(92)	326

Income before income taxes	11,989	33,590	31,214	62,496
Provision for income taxes	2,744	13,772	10,200	25,623

Net income	$9,245	$19,818	$21,014	$36,873

Income per common share:
Basic	$0.13	$0.29	$0.30	$0.53

Diluted	$0.13	$0.27	$0.29	$0.51

Interest income includes interest earned from American BioScience, Inc. as follows:	$284	$310	$562	$625

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$21,014	$36,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,079	4,779
Amortization	569	456
Stock-based compensation	474	733
Loss on disposal of property, plant and equipment	13	—
Deferred income taxes	—	(670)
Equity in net income of Drug Source Company, LLC, net of dividends received	(9)	(601)
Income tax benefit on stock option exercises	2,589	2,477
Changes in operating assets and liabilities:
Accounts receivable, net	(6,741)	(4,093)
Inventories	(22,069)	(7,751)
Prepaid expenses and other current assets	(1,397)	(3,034)
Accounts payable and accrued expenses	(98)	6,081

Net cash provided by (used in) operating activities	(1,576)	35,250

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,838)	(10,939)
Purchase of other non-current assets	(944)	—

Net cash used in investing activities	(13,782)	(10,939)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,730	1,654
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,040	437
Increase in amounts due from American BioScience, Inc.	(798)	(315)
Purchase of treasury stock	—	(19,999)

Net cash provided by (used in) financing activities	1,972	(18,223)
Effect of foreign currency translation	(77)	118

Increase (Decrease) in cash and cash equivalents	(13,463)	6,206
Cash and cash equivalents at beginning of period	58,625	39,771

Cash and cash equivalents at end of period	$45,162	$45,977

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet information at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Research and development expense includes raw material purchases from Drug Source Company of $0.3 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively. Ending inventory included raw material purchases from Drug Source Company of $1.3 million at June 30, 2004 and $0.8 million at December 31, 2003.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on June 30. Both of the three-month periods ended June 30, 2004 and 2003 included 13 weeks and both of the six month periods ended June 30, 2004 and 2003 included 26 weeks.

(3) Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Basic and dilutive numerator:
Net income applicable to common stock	$9,245	$19,818	$21,014	$36,873

Denominator:
Weighted-average common shares outstanding - basic	70,268	69,237	70,148	69,698
Net effect of dilutive securities:
Stock options and restricted stock awards	2,934	2,934	3,003	2,855

Weighted-average common shares outstanding - diluted	73,202	72,171	73,151	72,553

Income per common share - basic	$0.13	$0.29	$0.30	$0.53

Income per common share - diluted	$0.13	$0.27	$0.29	$0.51

Employee stock options for which the exercise price exceeded the average market price of our common stock were excluded from the computation of diluted income per common share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Number of shares excluded	283	6	167	3
Range of exercise prices	$38.37 - $46.20	$30.11	$38.37 - $46.20	$30.11

(4) Transactions with American BioScience, Inc.

Product License and Manufacturing Agreements

We have secured the North American marketing and manufacturing rights for ABRAXANE™ from American BioScience, Inc., which is responsible for conducting the clinical studies of and obtaining regulatory approval for ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though the FDA accepted American BioScience’s NDA filing for ABRAXANE™ for metastatic breast cancer in May 2004, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA will be approved. Any profit, as defined in the license agreement, resulting from American Pharmaceutical Partners’ sales of ABRAXANE™ following approval would be shared equally between American BioScience and us, following the recapture of half of the pre-launch sales, marketing and pre-production costs we have incurred.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, American BioScience’s remaining obligation to complete the NDA filing and the potential sales of the product under licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors, with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

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

Future milestone payments which will be earned upon achievement of regulatory events enumerated in the license agreement prior to FDA approval for each licensed indication will be expensed as achieved, while regulatory milestone payments earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

In May 2004, the FDA accepted, meaning that the FDA found the NDA complete on its face in all respects, American BioScience’s NDA filing for the first potential ABRAXANE™ indication being studied, metastatic breast cancer. This FDA acceptance triggered a $10.0 million milestone payment to American BioScience which was paid and expensed in the second quarter of 2004. Additionally, upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay American BioScience an additional $15.0 million which will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment. Regulatory achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience, but only after ABRAXANE™ has received NDA approval related to the breast cancer indication. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABRAXANE™ and upon achievement of major annual one-time ABRAXANE™ sales milestones, we would be required to make additional payments which, in the aggregate, could total $110.0 million should annual ABRAXANE™ sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year ABRAXANE sales in excess of $200.0 million. Sales milestone payments will be expensed in the period in which the sales milestone is achieved.

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

Loans to American BioScience, Inc.

Prior to our licensing of ABRAXANE™ in November 2001, we made loans to American BioScience, our majority shareholder, to support development of ABRAXANE™. Subsequent to formalization of the license and manufacturing agreements on December 14, 2001, we received a demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance (“Demand Note”). The Demand Note is capped at $23.0 million and bears interest at a rate equal to the rate of interest on our credit facility, 5.25% at June 30, 2004. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on ABRAXANE™ to American BioScience. As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

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

	June 30, 2004	December 31, 2003
	(in thousands)
Balance at beginning of year	$21,132	$22,567
Payments on behalf of American BioScience:
New product development	209	1,229
Interest charged to American BioScience	562	1,221
Other	27	85
Reductions in lieu of income tax liability	—	(2,252)
Repayments by American Bioscience	—	(1,718)

	$21,930	$21,132

American BioScience

We are a majority owned subsidiary of American BioScience. American BioScience is a privately held biotechnology company focused on the discovery, development and delivery of next-generation therapeutic compounds including ABRAXANE™ and a variety of biologically active molecules, already existing within the human biological system, for the treatment of life-threatening diseases. American BioScience’s employees, administration and research facilities are independent, separate and distinct from our operations. Except for our President, Chief Executive Officer and Chairman of our Board of Directors, Patrick Soon-Shiong, M.D., no employee of American BioScience is also an employee of ours. Even though Dr. Soon-Shiong is also the president, chief financial officer and a director of American BioScience, we believe that compensation paid to Dr. Soon-Shiong by us is commensurate with his duties to us.

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

American BioScience began research and development work on its nanoparticle drug delivery platform, including ABRAXANE™, in 1994. Prior to execution of the license agreement, American BioScience had completed multiple pre-clinical animal studies, two Phase I human studies and two Phase II clinical studies. After execution of the license agreement, American BioScience completed a single Phase III clinical study in metastatic breast cancer as a basis for FDA approval and published the data from this Phase III study on December 5, 2003 at the San Antonio Breast Cancer Symposium. In June 2003, American BioScience began the ABRAXANE™ NDA filing process with the pre-submission of the Pre-clinical and Chemistry, Manufacturing and Control sections of the NDA under the Fast Track designation granted ABRAXANE™ by the FDA earlier in 2003, completing the entire filing on March 8, 2004. In May 2004, we announced that American BioScience’s NDA application for ABRAXANE™ had been accepted for filing with standard review by the FDA, indicating that the FDA had determined that the application is sufficiently complete to permit a substantive review. American BioScience has also conducted a Phase II clinical trial to explore a weekly dosing regimen of ABRAXANE™ in metastatic breast cancer patients in which prior taxane therapy failed and a Phase I trial evaluating ABRAXANE™ in non-small cell lung, ovarian, melanoma and cervical cancers, the rights to which we have licensed.

(5) Inventories

Inventories consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Finished goods	$39,285	$30,300
Work in process	18,068	15,948
Raw materials	75,100	64,136

	$132,453	$110,384

(6) Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Sales and marketing	$10,074	$8,932
Payroll and employee benefits	7,061	7,785
Legal and insurance	5,289	6,383
Accrued income taxes	274	4,498
Other	1,207	1,522

	$23,905	$29,120

(7) Credit Facility

Our credit facility is comprised of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires December 14, 2006. There were no outstanding balances under the credit facility at June 30, 2004 and we have never drawn against our credit facility. The interest rate under the revolving line equals the sum of an adjustable margin rate (1.25% at June 30, 2004) plus the greater of the prime rate or the federal funds rate plus 0.5%. We also have the option of converting revolving line loans to the Eurocurrency rate, as defined.

Loans under the credit facility are collateralized by substantially all of our assets. The credit facility prohibits us from paying cash dividends and includes various other covenants and restrictions. At June 30, 2004 we were in compliance with all covenants.

The credit facility limits the aggregate undrawn amount of all letters of credit and assesses a 3.75% fee on the face amount of commercial and standby letters of credit. The letters of credit are payable on demand. There were no outstanding letters of credit at June 30, 2004 and we have never drawn a letter of credit under the facility.

No interest expense was capitalized during the six month period ended June 30, 2004.

(8) Stock Options and Restricted Stock

During the six months ended June 30, 2004, options for the purchase of 436,250 shares of our common stock were granted at a weighted average exercise price of $40.33 and options for 362,751 shares were exercised at an a weighted average exercise price of $4.51. Stock-based compensation charges were $0.1 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2004 and 2003, respectively.

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$9,245	$19,818	$21,014	$36,873
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	54	184	291	432
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,287)	(752)	(2,361)	(1,432)

Pro forma net income	$8,012	$19,250	$18,944	$35,873

Net income per common share:
Basic - as reported	$0.13	$0.29	$0.30	$0.53
Basic - pro forma	$0.11	$0.28	$0.27	$0.51

Diluted - as reported	$0.13	$0.27	$0.29	$0.51
Diluted - pro forma	$0.11	$0.27	$0.26	$0.49

(9) Treasury Stock

On April 24, 2003, our Board of Directors amended our stock repurchase program to authorize, from time-to-time, the repurchase of up to an additional $20.0 million of our common stock through open market purchases and/or privately negotiated transactions. No repurchases have been made under the April 24, 2003 authorization. Prior to any repurchases under this authorization, we would need to obtain the consent of our lenders under the terms of our credit facility, as a previously granted consent has expired without any repurchases having taken place under that consent.

(10) Litigation

In October and November of 2003, several purported federal securities class action lawsuits were filed against us in the United States District Court for the Northern District of Illinois. All of the class action lawsuits were consolidated in March 2004 and an amended complaint against us, one of our officers, and American BioScience, Inc. was filed in the consolidated cases in May 2004, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and rule 10b-5, principally relating to purportedly false and misleading statements made by us regarding ABRAXANE™. Management believes that these claims are without merit and intends to vigorously defend against these claims.

Additionally, in December 2003 a purported shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division against each member of our Board of Directors and one non-director executive officer. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purported misleading statements that are at issue in the pending securities class action lawsuits. In the securities class action lawsuits, the Company denies making any misleading statements. The derivative complaint also alleges claims relating to stock transactions by certain of the director and officer defendants. The Company believes that there are many defects in this complaint and intends to vigorously defend this action.

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

(11) Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Oncology	$25,767	$23,804	$45,007	$43,130
Anti-infective	25,022	21,826	54,049	44,182
Critical care	45,097	44,249	84,265	82,390
Contract manufacturing	1,778	424	3,410	1,716
Other	—	113	111	343

	$97,664	$90,416	$186,842	$171,761

(12) Enterprise Resource Planning System

In March 2002, we entered into various licensing and support agreements for the implementation of a new enterprise resource planning (ERP) business system application. Through June 30, 2004, we had capitalized $15.9 million in construction in progress for license fees, development and other costs related to this project.

(13) Subsequent Event

On July 28, 2004, we acquired certain assets, including a 25,000 square foot manufacturing facility and certain injectable oncology product rights for a purchase price of $11 million in cash, subject to adjustments, including for inventory. Located in Barbengo, Switzerland, the FDA approved facility uses Isolator Technology which is particularly suitable for the safe and efficient manufacture of oncolytic products, including daunorubicin, methotrexate, and leucovorin calcium, for our U.S. operations. We anticipate, and it is our intention to make, significant investments in both personnel and systems to enhance quality standards. Additionally, we acquired eight FDA approved ANDAs covering 15 product codes and one ANDA pending with the U.S. FDA. Also included in the transaction were a number of generic injectable oncology products currently marketed in Europe and South America and a number of Marketing Authorization Applications (MAAs) currently pending with the European Agency for the Evaluation of Medicinal Products as well as other products under development. Initially, the acquired facility will continue to supply certain product to our U.S. operations and to sell existing products in Europe and South America.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the timing of and costs associated with the expected launch of ABRAXANE™;

•	the timing of any approvals of any ongoing or future NDA applications for ABRAXANE™;

•	the acceptance of and demand for our existing and new pharmaceutical products;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate the recent acquisition and potential future acquisitions.

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

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide the reader with summary level information on: our history, strategy, highlights of our second-quarter 2004 results and an update on our outlook for the remainder of 2004. Following this overview the second-quarter 2004 MD&A is organized as follows:

•	a discussion of our operating results,

•	a review of factors impacting our liquidity and cash flow,

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results, and

•	information on the license and manufacturing agreements underlying our proprietary oncology product candidate, ABRAXANE™.

The MD&A should be read in conjunction with our 2003 Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

Background

We commenced operations in 1996 and reincorporated in Delaware in 2001. We are a majority owned subsidiary of American BioScience, Inc., a California corporation, which at June 30, 2004 owned 47,984,160 shares, or 68.2%, of our outstanding common stock.

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

In November 2001, we obtained the exclusive North American rights to manufacture and sell ABRAXANE™, formerly known as ABI-007, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol®, one of the world’s top selling cancer drugs. A multi-center Phase III clinical trial of ABRAXANE™ in the treatment of metastatic breast cancer, or breast cancer that has spread to other parts of the body, was completed in 2003 and American BioScience completed the submission of the New Drug Application (“NDA”) filing with the U.S. Food and Drug Administration (“FDA”) in March 2004. In May 2004, we announced that American BioScience’s NDA application for ABRAXANE™ had been accepted for filing with standard review by the FDA, indicating that the FDA had determined that the application was sufficiently complete to permit a substantive review.

Strategy

Our goal is to expand upon our position as an industry leader in the development, manufacture, sale and distribution of injectable pharmaceutical products, with an intent of offering a broad portfolio of injectable products affecting every aspect of hospital care. Key elements of our strategy include:

•	Continue to focus on new, higher-margin injectable product opportunities, including: our proprietary oncology product candidate, ABRAXANE™; generic opportunities as products approach patent expiry; low molecular weight heparins; and, as the FDA regulatory environment evolves, generic biological products.

•	Maintain and improve our current Good Manufacturing Practice (“cGMP”) product development and manufacturing capabilities and capacity to meet future market needs and evolving regulatory requirements.

•	Enhance our customer relationships with group purchasing organizations (“GPOs”), specialty distributors and end-user organizations by providing the service level, quality and relationships expected by our customers, further enhanced by our breadth of product offering and sole supplier position for needed products.

•	Make targeted acquisitions to enhance our market presence and capabilities, both in the United States and globally.

•	Advance our strategic sourcing capabilities to obtain raw materials, intellectual property, technology and processes necessary to develop and manufacture both future and existing products.

2004 Highlights

•	To date in 2004, we have obtained ten FDA approvals, including nine Abbreviated New Drug Application (“ANDA”) approvals, inclusive of one tentative approval and one final approval for a product for which we had already received a tentative approval, and our first NDA approval, Tobramycin Powder, We currently have 16 ANDAs on file and under review at the FDA and over 50 additional products under development. Additionally, we anticipate second-half 2004 sales growth will be driven by the anticipated fourth-quarter launch of Carboplatin, for which we have obtained tentative FDA approval of the lyophilized formulation pending only expiration of the innovator patents, as well as sales of several pending and recently launched products.

•	The ABRAXANE™ NDA filing was completed on March 8, 2004 and on May 9, 2004, we announced that American BioScience’s NDA application for ABRAXANE™ had been accepted for filing with standard review by the FDA, indicating that the FDA had determined that the application is sufficiently complete to permit a substantive review.

•	Three abstracts relating to ABRAXANE™ were presented at the June 2004 American Society of Clinical Oncology (“ASCO”) conference. Overviews of these studies follow:

•	A Phase II study—sponsored by American BioScience and presented by Joanne Blum, M.D., Ph.D., of the Baylor University Medical Center included 106 patients with progressive metastatic breast cancer whose disease had progressed while being treated with TAXOL® or Taxotere® in the metastatic setting, or had a relapse within 12 months of adjuvant taxane therapy. The patients enrolled in this study had a very poor prognosis, with 91% having visceral (lung and liver) disease, 65% with more than three metastatic sites, and 88% demonstrating ongoing tumor growth while receiving TAXOL® and/or Taxotere® in the metastatic setting. The following findings were reported for this highly refractory population:

•	A 15% overall response rate (95% CI: 8%-22%) in the 106 patients studied with a 38% probability of survival at 12 months;

•	40% of patients on treatment with ABRAXANE™ were free of disease progression for as long as four months; and almost 30% for as long as six months;

•	Of those patients who progressed while on Taxotere® alone in the metastatic setting (n=33), a 24% response rate was noted after receiving weekly ABRAXANE™;

•	Of those patients who progressed while on TAXOL® alone in the metastatic setting (n=31), a 16% response rate was noted after receiving weekly ABRAXANE™.

•	The weekly regimen was apparently well tolerated, with less than 1% grade 4 febrile neutropenia and no grade 4 non-hematological toxicities. Grade 3 taxane associated toxicities were few, with less than 4% Grade 3 sensory neuropathy, less than 3% Grade 3 fatigue, less than 1% Grade 3 edema, no Grade 3 nail changes, no Grade 3 myalgia and arthralgia, less than 1% Grade 3 tearing, and no Grade 3 hypersensitivity or flushing.

•	Presented by Dr. David W. Nyman, the principal investigator of this study conducted at the Arizona Cancer Center, was a Phase I dose-escalation study of ABRAXANE™ administered to patients with advanced non-hematologic malignancies such as lung, ovarian and metastatic breast cancer and patients who have had prior chemotherapies. In an open-label study, 39 patients received doses of ABRAXANE™ ranging from 80 mg/m2/day to 200 mg/m2/day as a 30 minute infusion once a week for three weeks followed by a week of rest. Patients were divided into two groups, those who had received minimal amounts of prior chemotherapy and those who had received more extensive prior chemotherapy.

The study confirmed previous findings that ABRAXANE™ was well tolerated when administered over 30 minutes, with no severe hypersensitivity reactions observed in this study without the need for premedication with steroids or G-CSF support. ABRAXANE™ demonstrated significant anti-tumor activity (five partial responses) including responses in patients previously treated with taxanes. The maximum tolerated dose of ABRAXANE™ was 100 mg/m2/week in those patients who had previously received heavy doses of chemotherapy and 150 mg/m2/week in the group that had previously received minimal amounts of chemotherapy.

•	Also presented was a study examining the cost-effectiveness of nanoparticle albumin-bound (nab) paclitaxel versus cremophor-based paclitaxel in the treatment of metastatic breast cancer. The study evaluated the economic impact of the Phase II clinical trial from a provider and payer perspective, considering total cost per course, incremental cost per responder, and incremental cost per progression free month. Economic inputs were obtained from peer-reviewed literature and other public sources. Utilization and costs considered included those associated with pretreatment medications, drug administration, management of toxicities and treatment failure. As pricing is not yet available for ABRAXANE™, the cost of ABRAXANE™ and Taxol® was not considered.

The study, presented by Dr. William J. Gradishar, MD of the Northwestern University School of Medicine, concluded that ABRAXANE™ was more efficacious and less costly, yielding a dominant cost effectiveness strategy and that ABRAXANE™ had the potential to generate significant cost savings for payers and providers in the treatment of metastatic breast cancer.

•	On July 28, 2004, we acquired certain assets, including a 25,000 square foot manufacturing facility and certain injectable oncology product rights for a purchase price of $11 million in cash, subject to adjustments, including for inventory. Located in Barbengo, Switzerland, the FDA approved facility uses Isolator Technology which is particularly suitable for the safe and efficient manufacture of oncolytic products, including daunorubicin, methotrexate, and leucovorin calcium, for our U.S. operations. We anticipate, and it is our intention to make, significant investments in both personnel and systems to enhance quality standards. Additionally, we acquired eight FDA approved ANDAs covering 15 product codes and one ANDA pending with the U.S. FDA. Also included in the transaction were a number of generic injectable oncology products currently marketed in Europe and South America and a number of Marketing Authorization Applications (MAAs) currently pending with the European Agency for the Evaluation of Medicinal Products as well as other products under development. Initially, the acquired facility will continue to supply certain product to our U.S. operations and to sell existing products in Europe and South America.

2004 Outlook

American Pharmaceutical Partners affirmed its earlier 2004 guidance as follows:

•	The core injectable sales are expected to increase in excess of 20% over 2003, with the growth substantially driven by the anticipated fourth-quarter launch of Carboplatin, for which we have obtained tentative FDA approval of the lyophilized formulation pending only expiration of the innovator patents, as well as sales of several pending and recently launched products;

•	Fiscal 2004 gross margin in the core business is expected to be in the low to mid 50% range;

•	The FDA accepted the ABRAXANE™ NDA filing on May 8, 2004 and we are preparing for the potential launch of ABRAXANE™. Expenses related to ABRAXANE™, totaling $20.3 million in the first half of 2004, are expected to approximate $40 million for all of 2004. In addition, we paid and expensed the $10.0 million milestone payment in the 2004 second quarter triggered upon the FDA’s acceptance of the ABRAXANE™ NDA filing, and expect to pay a $15.0 million milestone payment 30 days following FDA approval of the NDA. The FDA approval milestone would be capitalized and amortized over the estimated life of the product.

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

If regulatory approval of ABRAXANE™ for metastatic breast cancer in the United States is not obtained or is substantially delayed, we do not believe there will be any material accumulated adverse impact on earnings or cash flow as marketing and pre-launch costs (excluding inventory) are being expensed as incurred and we would not be required to make any future payments for the achievement of regulatory milestones for any other indication. In addition, we anticipate that we would be able to recover a substantial portion of our investment in paclitaxel raw material inventory; however, we expect that we would have to write-off any commercial ABRAXANE™ finished goods inventory, of which we currently have none. On March 11, 2004 we entered into an agreement with American BioScience under which the parties agreed to share equally certain costs of any unsaleable ramp-up inventory of ABRAXANE™ that is manufactured in preparation for its projected launch.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and June 30, 2003

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our second quarter operating activities:

	Three Months Ended June 30,		Change Favorable (Unfavorable)
	2004	2003	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Critical care	$45,097	$44,249	$848	2%
Anti-infective	25,022	21,826	3,196	15%
Oncology	25,767	23,804	1,963	8%
Contract manufacturing and other	1,778	537	1,241

Total net sales	97,664	90,416	7,248	8%
Cost of sales	44,523	39,790	(4,733)

Gross profit	53,141	50,626	2,515	5%
Percent to net sales	54.4%	56.0%
Operating expenses:
Research and development costs	6,889	5,067	(1,822)	(36)%
Percent to net sales	7.1%	5.6%
Selling, general and administrative expenses	25,311	12,813	(12,498)	(98)%
Percent to net sales	25.9%	14.2%
Milestone payment	10,000	—	(10,000)
Stock-based compensation	89	311	222	71%
Equity in net income of Drug Source Co., LLC	(783)	(394)	389	99%

Total operating expenses	41,506	17,797	(23,709)	(133)%

Percent to net sales	42.5%	19.7%
Operating income	11,635	32,829	(21,194)	(65)%
Percent to net sales	11.9%	36.3%
Interest income	416	429	(13)	(3)%
Interest expense and other	(62)	332	(394)

Income before income taxes	11,989	33,590	(21,601)	(64)%
Provision for income taxes	2,744	13,772	11,028

Net income	$9,245	$19,818	$(10,573)	(53)%

Percent to net sales	9.5%	21.9%

Income per common share:
Basic	$0.13	$0.29
Diluted	$0.13	$0.27

Weighted-average common shares outstanding:
Basic	70,268	69,237
Diluted	73,202	72,171

Net Sales

Net sales for the 2004 second quarter increased $7.2 million, or 8%, over the prior year second quarter with just over half the increase attributable to recent product launches and the remainder due to strong sales of certain oncology and anti-infective products.

Gross Profit

As compared to the 2003 second quarter, gross profit increased $2.5 million, or 5%, in the 2004 second quarter, representing 54.4% of sales in the 2004 quarter as compared to 56.0% of sales in the second quarter of 2003. As compared to the 2003 second quarter, the lower 2004 gross profit margin resulted primarily from price declines on certain more recently launched product during the latter half of 2003.

Research and development (“R&D”)

Second quarter 2004 R&D expense increased by $1.8 million, or 36%, as compared to the 2003 second quarter due to $2.9 million in ABRAXANE™ pre-production cost in the 2004 second quarter, partially offset by lower costs incurred in other development activities due principally to the timing and consumption of expensive raw materials in such work.

Selling, general and administrative (“SG&A”)

As compared to the 2003 second quarter, SG&A expense increased $12.5 million, or 98%, in the 2004 second quarter due to $10.3 million in sales and marketing costs in anticipation of approval and launch of ABRAXANE™ and professional services and staffing requirements resulting from rapid growth in the core generics business. Excluding the investment in ABRAXANE™ pre-launch costs, SG&A expense for the core injectable business was 15.4% and 13.9% of sales in the 2004 and 2003 second quarters, respectively.

Other Expenses

In the second quarter of 2004, we expensed and paid a $10.0 million milestone payment to American BioScience triggered by the FDA’s May 8, 2004 acceptance of the ABRAXANE NDA filing.

Stock-based compensation expense declined by $0.2 million as compared to the prior year second quarter due primarily to the lower stock price at quarter end. Stock-based compensation expense results primarily from the issuance, prior to our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.

Drug Source Company, LLC, is a 50% owned company, which acts as a selling agent of raw material to the pharmaceutical industry, including APP. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. As compared to the prior year quarter, our equity income in Drug Source Company increased $0.4 million, to $0.8 million, in the 2004 second quarter due primarily to the introduction of new products by Drug Source Company. Research and development expense included no raw material purchases from Drug Source Company in either the 2004 and 2003 second quarter. Ending inventory included purchases from Drug Source Company of $1.3 million and $0.8 million at June 30, 2004 and December 31, 2003, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash, and was comparable between the 2004 and 2003 second quarters. Interest expense and other consists primarily of miscellaneous interest expense and other financing costs. The prior year credit resulted primarily from foreign exchange gains on our intercompany trading account with our wholly owned Canadian subsidiary, Pharmaceutical Partners of Canada.

Provision for income taxes

Our provision for income taxes in the second quarter of 2004 included the benefit of a $1.7 million one-time investment tax credit finalized in the second quarter. Absent this one-time benefit, our effective income tax rate in the 2004 second quarter was 38% as compared to 41% in the comparable prior year quarter. The lower effective rate is due primarily to resolution of tax issues.

Six Months Ended June 30, 2004 and June 30, 2003

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our year-to-date operating activities:

	Six Months Ended June 30,		Change Favorable (Unfavorable)
	2004	2003	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Critical care	$84,265	$82,390	$1,875	2%
Anti-infective	54,049	44,182	9,867	22%
Oncology	45,007	43,130	1,877	4%
Contract manufacturing and other	3,521	2,059	1,462

Total net sales	186,842	171,761	15,081	9%
Cost of sales	89,314	74,975	(14,339)

Gross profit	97,528	96,786	742	1%
Percent to net sales	52.2%	56.3%
Operating expenses:
Research and development costs	13,940	11,143	(2,797)	(25)%
Percent to net sales	7.5%	6.5%
Selling, general and administrative expenses	43,890	24,133	(19,757)	(82)%
Percent to net sales	23.5%	14.1%
Milestone payment	10,000	—	(10,000)
Stock-based compensation	475	733	258	35%
Equity in net income of Drug Source Co., LLC	(1,238)	(498)	740	149%

Total operating expenses	67,067	35,511	(31,556)	(89)%

Percent to net sales	35.9%	20.7%
Operating income	30,461	61,275	(30,814)	(50)%
Percent to net sales	16.3%	35.7%
Interest income	845	895	(50)	(6)%
Interest expense and other	(92)	326	(418)

Income before income taxes	31,214	62,496	(31,282)	(50)%
Provision for income taxes	10,200	25,623	15,423

Net income	$21,014	$36,873	$(15,859)	(43)%

Percent to net sales	11.2%	21.5%
Income per common share:
Basic	$0.30	$0.53
Diluted	$0.29	$0.51

Weighted-average common shares outstanding:
Basic	70,148	69,698
Diluted	73,151	72,553

Net Sales

Net sales increased $15.1 million, or 9%, in the 2004 first half as compared to the same prior year period. The 2004 first-half increase resulted primarily from product launches during the prior 12 months, unit sales growth for certain products and strong demand for anti-infective products, partially offset by the impact of price declines which occurred during the latter half of 2003 on certain products.

Gross Profit

As compared to the 2003 first half, gross profit increased $0.7 million, or 1%, in the 2004 first half, representing 52.2% of sales in the 2004 first half as compared to 56.3% of sales in the first half of 2003. Gross profit margins declined primarily due to price declines, principally in the latter half of 2003, on certain more recently launched products and the cost and sales impact of an extended seasonal plant shut-down in the 2003 first quarter.

R&D

First half 2004 R&D expense increased by $2.8 million, or 25%, as compared to the 2003 period due to $4.8 million in ABRAXANE™ pre-production costs in the 2004 second quarter, partially offset by lower cost of raw materials and outside services in other development activities due principally to the timing of such work.

SG&A

As compared to the first half of 2003, SG&A expense increased $19.8 million, or 82%, in the 2004 period due to $15.5 million in ABRAXANE™ sales and marketing pre-launch costs, increased risk management costs and staffing requirements resulting from rapid growth in the core injectable business. Excluding the investment in ABRAXANE™ pre-launch costs, SG&A for the core injectable business were 15.2% and 13.8% of sales in the first halves of 2004 and 2003, respectively.

Other Expenses

In the second quarter of 2004, we expensed and paid a $10.0 million milestone payment to American BioScience triggered by the FDA’s May 8, 2004 acceptance of the ABRAXANE™ NDA filing.

Stock-based compensation expense declined by $0.3 million as compared to the first half of 2003 due primarily to the lower stock price at period end. Stock-based compensation expense results primarily from the issuance, prior to our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.

As compared to the prior year first half, our equity income in Drug Source Company increased $0.7 million, to $1.2 million, in the 2004 period due primarily to the introduction of new products by Drug Source Company. Research and development expense includes raw material purchases from Drug Source Company of $0.3 million and $0.2 million in the year-to-date 2004 and 2003 periods, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash and was comparable between the 2004 and 2003 periods. Interest expense and other consists primarily of miscellaneous interest expense and other financing costs. The prior year credit resulted primarily from foreign exchange gains on our intercompany trading account with our wholly owned Canadian subsidiary, Pharmaceutical Partners of Canada.

Provision for income taxes

Our 2004 provision for income taxes included the benefit of a $1.7 million one-time investment tax credit finalized in the second quarter. Absent this one-time benefit, our effective income tax rate in the 2004 first half was 38% as compared to 41% in the comparable prior period with the lower effective rate is due primarily to resolution of tax issues.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	June 30, 2004	December 31, 2003
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$45,162	$58,625
Working capital	177,658	160,019
Total assets	329,660	303,785
Long-term debt, including current portion	—	—
Total stockholders’ equity	272,831	246,061

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(1,576)	$35,250
Investing activities	(13,782)	(10,939)
Financing activities	1,972	(18,223)

We believe that our current cash and short-term investments, cash generated from operations, funds available from our revolving line of credit and the ability to issue debt or equity securities under our shelf registration will be sufficient to finance our operations, including pre-launch activity relating to ABRAXANE™, product development and capital expenditures for at least the next 12 months and foreseeable future. In the event we engage in future acquisitions or other extraordinary corporate events we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities pursuant to our shelf registration or otherwise.

Capital Requirements

Our capital requirements depend on numerous factors, including:

•	during 2004, working capital requirements and sales and marketing costs required to fund the ABRAXANE™ commercialization effort;

•	the need for manufacturing expansion and improvement and information technology requirements;

•	the requirements of our recent acquisition and of any potential future acquisitions;

•	the amount of cash generated by operations.

We presently anticipate that our 2004 capital expenditure requirements will approximate $35 million.

Adequate funds for these and other purposes may not be available when needed or on terms acceptable to us, and we may need to raise capital that may not be available on terms favorable or acceptable to us, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise money when needed, we may have to reduce or slow ABRAXANE™ pre-launch activities, reduce capital expenditures or scale back development of new products.

Sources of Financing

In addition to available cash on hand and cash flow from operations, we have additional financing available under our $50.0 million credit facility and up to $150.0 million potentially available under a universal shelf registration statement filed in September 2003, which are further described below:

•	Our credit facility consists of a $50.0 million revolving line of credit which can be increased to $75.0 million at our request and expires on December 14, 2006. Borrowings under the credit facility are secured by substantially all of our assets. The credit facility prohibits us from paying cash dividends and includes other covenants and restrictions. There were no balances outstanding under our credit facility and we were in compliance with all covenants at June 30, 2004.

•	On September 5, 2003, we filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on September 22, 2003. Under the shelf registration statement, we may from time to time, offer and sell up to $150 million of our common stock (which may include some or all of the our 6,646,398 treasury shares), debt securities, common stock warrants and/or debt warrants at prices and on terms to be determined at the time of the offering of such securities. If and when we offer and sell these securities, we anticipate using the resulting proceeds for general corporate purposes including efforts related to the commercialization of ABRAXANE™. The terms of any offering under the universal shelf registration would be determined at the time of the offering. We cannot assure you that any offering under the universal shelf will be available to us on terms acceptable or favorable to us. Additionally, American BioScience may, from time to time, sell up to 3,000,000 shares of our common stock under the shelf registration. We would not receive any proceeds from the sale of shares of our common stock by American BioScience. As of the date of this filing, no securities have been offered under the shelf registration and we currently do not have any plans to offer securities pursuant to this shelf registration.

Sources and Uses of Cash

Operating Activities

Cash flow from operating activities is our primary source of liquidity. We used $1.6 million in cash in operations in the first half of 2004 as compared to cash provided by operations of $35.3 million in the same period last year. The decrease in cash provided by operating activities was due primarily to: an $18.5 million increase in ABRAXANE™ sales, marketing and development expense; the $10.0 million milestone payment triggered upon the FDA’s May 2004 acceptance of the ABRAXANE™ NDA filing; and a $22.1 million increase in inventory due principally to the accumulation of raw material inventory in anticipation of upcoming product launches, including ABRAXANE™.

Investing Activities

Our investing activities consist principally of capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and, to a lesser extent, outlays necessary to acquire various product or intellectual property rights. Net cash used in investing activities totaled $13.8 million and $10.9 million in the first half of 2004 and 2003, respectively. The 2004 increase resulted from a higher level of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives and infrastructure.

Financing Activities

Financing activities generally include cash flows from the issuance or repurchase of our common stock, proceeds from the exercise of employee stock options and transactions with American BioScience, our parent company. Net cash provided by financing activities totaled $2.0 million in the 2004 first half as compared to a $18.2 million use in the same period in 2003. First-half 2004 financing activities included $2.8 million in cash proceeds from the exercise of employee stock options and sale of stock through the employee stock purchase program. Financing activities in the 2003 first half included the repurchase of 1,596,081 shares of our common stock on the open market for $20.0 million pursuant to the stock repurchase program.

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

ABRAXANE™ LICENSE AND MANUFACTURING AGREEMENT

We have secured the North American marketing and manufacturing rights for ABRAXANE™ from American BioScience, Inc., which is responsible for conducting the clinical studies of and obtaining regulatory approval for ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience, Inc. under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001. We may receive revenue resulting from this agreement only after our launch of ABRAXANE™ in North America, which will not occur until after FDA approval is obtained. Even though the FDA accepted American BioScience’s NDA filing for ABRAXANE™ for metastatic breast cancer in May 2004, we cannot predict when the FDA will complete its review of the filing, or when or if the NDA will be approved. Any profit, as defined in the license agreement, resulting from American Pharmaceutical Partners’ sales of ABRAXANE™ following approval would be shared equally between American BioScience and us, following the recapture of half of the pre-launch sales, marketing and pre-production start-up costs we have incurred.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, American BioScience’s remaining obligation to complete the NDA filing and the potential sales of the product under licensed clinical indications. The license agreement was a product of several months of extensive negotiation with American BioScience involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors, with those directors who also have an affiliation with American BioScience recusing themselves from the vote. There are no restrictions on how American BioScience would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of ABRAXANE™ in relation to our licensed product rights and for other purposes.

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

Future milestone payments which will be earned upon achievement of regulatory events enumerated in the license agreement prior to FDA approval for each licensed indication will be expensed as achieved, while regulatory milestone payments earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

On May 9, 2004 we announced that the FDA had accepted, meaning that the FDA found the NDA complete on its face in all respects, American BioScience’s NDA filing for the first potential ABRAXANE™ indication being studied, metastatic breast cancer. This FDA acceptance triggered a $10.0 million milestone payment to American BioScience which was expensed and paid in the second quarter of 2004. Additionally, upon FDA approval of the NDA for metastatic breast cancer, we will be required to pay American BioScience an additional $15.0 million which will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment. Regulatory achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience, but only after ABRAXANE™ has received NDA approval related to the breast cancer indication. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if, following breast cancer approval, sales of the product do not meet specified levels.

Subsequent to FDA approval of ABRAXANE™ and upon achievement of major annual one-time ABRAXANE™ sales milestones, we would be required to make additional payments which, in the aggregate, could total $110.0 million should annual ABRAXANE™ sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year ABRAXANE sales in excess of $200.0 million. Sales milestone payments will be expensed in the period in which the sales milestone is achieved.

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

Chargebacks

The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously contractually established between the end user (directly or through a GPO) and us.

When we initially record a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted-average contract price. Thus, a contra asset is established, reducing the initial wholesaler receivable by the difference between the initial list price and the estimated, ultimate end-user selling price. In addition, cash advance credits are also periodically issued to wholesalers as a standard trade practice and an estimated reserve for such discounts is established at the time of sale. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us (a “chargeback”) for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated contra asset.

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

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses, and contract and consulting fees. We have invested and will continue to invest in research and development to expand our new product offerings and grow our business.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, facilities, risk management and professional fees. We believe that our selling, general and administrative expenses will continue to increase inline with the growth of our core generic and proprietary business.

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

During the second quarter of 2004, we acquired a facility in Switzerland which manufactures and markets products for our U.S. operations and in Europe and South America. As a result of this transaction, we will have increased transactional and translational exposure to fluctuations in foreign currency exchange rates, primarily with respect to European currencies. We do not currently expect the transactional foreign exchange risk to be significant in the near term and we would expect over the longer term to potentially mitigate transactional exposure to foreign currency risk by entering into forward currency hedging contracts. We will also have exposure related to the translation of financial statements from the local currency of foreign operations into U.S. dollars, our functional and reporting currency. We do not expect the potential gain or loss due to foreign currency translation, assuming a 10% aggregate increase or decrease in the respective currencies, to be material to our financial statements in the near term. We do not anticipate hedging our translational exposure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October and November of 2003, several purported federal securities class action lawsuits were filed against us in the United States District Court for the Northern District of Illinois. All of the class action lawsuits were consolidated in March 2004 and an amended complaint against us, one of our officers, and American BioScience, Inc. was filed in the consolidated cases in May 2004, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and rule 10b-5, principally relating to purportedly false and misleading statements made by us regarding ABRAXANE™. Management believes that these claims are without merit and intends to vigorously defend against these claims.

Additionally, in December 2003 a purported shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division against each member of our Board of Directors and one non-director executive officer. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purported misleading statements that are at issue in the pending securities class action lawsuits. In the securities class action lawsuits, the Company denies making any misleading statements. The derivative complaint also alleges claims relating to stock transactions by certain of the director and officer defendants. The Company believes that there are many defects in this complaint and intends to vigorously defend this action.

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

(b) Reports on Form 8-K

On April 28, 2004 we furnished information regarding our operating results for the first quarter ended March 31, 2004 to the Securities and Exchange Commission on Form 8-K.

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

Date: August 9, 2004