Form 10-Q
period 2004-09-30
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2004-11-09
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31781

American Pharmaceutical Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 East Woodfield Road, Suite 300 East Schaumburg, IL	60173-5837
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2004, the registrant had 70,537,986 shares of $0.001 par value common stock outstanding.

American Pharmaceutical Partners, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$61,943	$58,625
Accounts receivable, net	8,558	31,402
Inventories	143,903	110,384
Prepaid expenses and other current assets	8,341	7,340
Deferred income taxes	7,948	7,948

Total current assets	230,693	215,699
Property, plant and equipment, net	100,254	77,340
Investment in Drug Source Co., LLC	5,981	5,166
Product license rights and other non-current assets, net	5,172	3,027
Deferred financing costs, net	426	2,553

Total assets	$342,526	$303,785

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,866	$26,560
Accrued expenses	30,013	29,120

Total current liabilities	50,879	55,680
Deferred income taxes	2,044	2,044

Total liabilities	52,923	57,724

Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 77,168,083 and 76,514,964 shares issued in 2004 and 2003, respectively	77	77
Additional paid-in capital	209,853	201,009
Amounts due from American BioScience, Inc.	(21,693)	(21,132)
Deferred stock-based compensation	(1,016)	(1,309)
Retained earnings	158,377	123,550
Accumulated other comprehensive income	279	140
Less treasury stock at cost, 6,646,398 common shares in 2004 and 2003	(56,274)	(56,274)

Total stockholders’ equity	289,603	246,061

Total liabilities and stockholders’ equity	$342,526	$303,785

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net sales	$95,614	$90,354	$282,456	$262,115
Cost of sales	43,915	41,817	133,229	116,792

Gross profit	51,699	48,537	149,227	145,323
Operating expenses:
Research and development	7,406	4,987	21,346	16,130
Selling, general and administrative	21,693	13,256	65,583	37,389
Milestone payment	—	—	10,000	—
Stock-based compensation	175	256	650	989
Equity in net income of Drug Source Co., LLC	(753)	(551)	(1,991)	(1,049)

Total operating expenses	28,521	17,948	95,588	53,459

Income from operations	23,178	30,589	53,639	91,864
Interest income	439	420	1,284	1,315
Interest expense and other	142	(9)	50	317
Loss on early extinguishment of credit facility	(1,986)	—	(1,986)	—

Income before income taxes	21,773	31,000	52,987	93,496
Provision for income taxes	7,960	12,710	18,160	38,333

Net income	$13,813	$18,290	$34,827	$55,163

Income per common share:
Basic	$0.20	$0.26	$0.50	$0.79

Diluted	$0.19	$0.25	$0.48	$0.76

Interest income includes interest earned from American BioScience, Inc. as follows:	$271	$298	$833	$923

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$34,827	$55,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,183	6,360
Amortization	832	708
Stock-based compensation	650	989
Loss on early extinguishment of credit facility	1,986	—
Loss on disposal of property, plant and equipment	13	—
Deferred income taxes	—	(666)
Equity in net income of Drug Source Company, LLC, net of dividends received	(815)	(1,181)
Income tax benefit on stock option exercises	2,923	4,462
Changes in operating assets and liabilities:
Accounts receivable, net	22,844	(1,281)
Inventories	(33,519)	(22,425)
Prepaid expenses and other current assets	(1,001)	(3,263)
Accounts payable and accrued expenses	(3,606)	18,787

Net cash provided by operating activities	31,317	57,653

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,110)	(17,539)
Purchase of other non-current assets	(2,396)	—

Net cash used in investing activities	(31,506)	(17,539)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,961	2,483
Proceeds from the sale of stock under employee retirement and stock purchase plans	2,408	1,048
Increase in amounts due from American BioScience, Inc.	(561)	(357)
Payment of deferred financing costs	(440)	—
Purchase of treasury stock	—	(19,999)

Net cash provided by (used in) financing activities	3,368	(16,825)

Effect of foreign currency translation	139	116

Increase in cash and cash equivalents	3,318	23,405
Cash and cash equivalents at beginning of period	58,625	39,771

Cash and cash equivalents at end of period	$61,943	$63,176

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet information at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Research and development expense includes raw material purchases from Drug Source Company of $0.3 million and $0.2 million for the nine months ended September 30, 2004 and 2003, respectively. Ending inventory included raw material purchases from Drug Source Company of $1.7 million at September 30, 2004 and $0.8 million at December 31, 2003.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on September 30. Both of the three-month periods ended September 30, 2004 and 2003 included 13 weeks and each of the nine month periods ended September 30, 2004 and 2003 included 39 weeks.

(3) Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Basic and dilutive numerator:
Net income applicable to common stock	$13,813	$18,290	$34,827	$55,163

Denominator:
Weighted-average common shares outstanding - basic	70,399	69,585	70,234	69,643
Net effect of dilutive securities:
Stock options and restricted stock awards	2,626	3,222	2,893	3,050

Weighted-average common shares outstanding - diluted	73,025	72,807	73,127	72,693

Income per common share - basic	$0.20	$0.26	$0.50	$0.79

Income per common share - diluted	$0.19	$0.25	$0.48	$0.76

Employee stock options for which the exercise price exceeded the average market price of our common stock were excluded from the computation of diluted income per common share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Number of shares excluded	618	8	264	50
Range of exercise prices	$29.08 - $46.20	$32.89	$35.54 - $46.20	$23.10 - $32.89

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

Under the license agreement, any profit on ABRAXANE™ sales in North America would be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we will continue to expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses. We will expense American BioScience’s share of any profit earned in our statements of income. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred. Pursuant to an agreement that we have with American BioScience, certain costs of any unsaleable ramp-up inventory of ABRAXANE™ that is manufactured in preparation for its projected launch will be shared equally between us and American BioScience.

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

Loans to American BioScience, Inc.

Prior to our licensing of ABRAXANE™ in November 2001, we made loans to American BioScience, our majority shareholder, to support development of ABRAXANE™. Subsequent to formalization of the license and manufacturing agreements on December 14, 2001, we received a demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance (“Demand Note”). The Demand Note is capped at $23.0 million, and the terms of our September 2004 credit facility limit any increases in such amount. The Demand Note bears interest at a rate equal to the rate of interest on our credit facility, 4.25% at September 30, 2004. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on ABRAXANE™ to American BioScience. As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

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

	September 30, 2004	December 31, 2003
	(in thousands)
Balance at beginning of year	$21,132	$22,567
Payments on behalf of American BioScience:
New product development	295	1,229
Interest charged to American BioScience	833	1,221
Other	38	85
Reductions in lieu of income tax liability	—	(2,252)
Repayments by American Bioscience	(605)	(1,718)

	$21,693	$21,132

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

American BioScience began research and development work on its nanoparticle drug delivery platform, including ABRAXANE™, in 1994. Prior to execution of the license agreement, American BioScience had completed multiple pre-clinical animal studies, two Phase I human studies and two Phase II clinical studies. After execution of the license agreement, American BioScience completed a single Phase III clinical study in metastatic breast cancer as a basis for FDA approval and published the data from this Phase III study on December 5, 2003 at the San Antonio Breast Cancer Symposium. In June 2003, American BioScience began the ABRAXANE™ NDA filing process with the pre-submission of the Pre-clinical and Chemistry, Manufacturing and Control sections of the NDA under the Fast Track designation granted ABRAXANE™ by the FDA earlier in 2003, completing the entire filing on March 8, 2004. In May 2004, we announced that American BioScience’s NDA application for ABRAXANE™ had been accepted for filing with standard review by the FDA, indicating that the FDA had determined that the application is sufficiently complete to permit a substantive review. The FDA action date is within 10 months of completion of the filing, or January 8, 2005. American BioScience has also conducted a Phase II clinical trial to explore a weekly dosing regimen of ABRAXANE™ in metastatic breast cancer patients in which prior taxane therapy failed and Phase I and/or Phase II trials evaluating ABRAXANE™ in non-small cell lung, head and neck, ovarian, melanoma and cervical cancers, the rights to which we have licensed. To date, American BioScence has initiated or is planning approximately 36 ABRAXANE™ clinical trials in various settings, including those listed above, and prostate cancer.

(5) Inventories

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Finished goods	$41,940	$30,300
Work in process	19,218	15,948
Raw materials	82,745	64,136

	$143,903	$110,384

(6) Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Sales and marketing	$12,688	$8,932
Payroll and employee benefits	7,737	7,785
Legal and insurance	3,839	6,383
Accrued income taxes	4,239	4,498
Other	1,510	1,522

	$30,013	$29,120

(7) Credit Facilities and Non-Recurring Charge

On September 2, 2004 we entered into a $100 million three-year unsecured revolving credit and letter of credit facility . The new credit facility may be extended to $150 million at our request.

The new credit facility replaced a $50 million senior secured revolving credit facility which was put in place in December 2001. As a result of our early termination of the prior credit facility, we recorded a non-recurring, non-cash pretax charge of approximately $2.0 million, or approximately $1.2 million net of applicable income tax, in the 2004 third quarter to write-off unamortized debt acquisition costs related to the prior facility. We had never drawn on the prior facility. Debt acquisition fees of approximately $0.4 million for the new facility will be amortized over its three year term.

Interest rates under the new credit facility vary depending on the type of loan made and our leverage ratio. The interest rate for Base Rate Loans and letters of credit is the greater of the prime rate charged by the lead bank, or the federal funds rate plus 0.5%, less an “Applicable Margin” ranging from minus 50 basis points to zero, depending on our leverage ratio. At September 30, 2004, the interest rate for Base Rate Loans under the credit facility was 4.25%. The credit facility limits the amount of and assesses a 0.125% fee on the face amount of outstanding letters of credit. With respect to the capital stock held by American BioScience, the credit facility prohibits us from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of our September 2004 credit facility limit the principal amount of the demand note received from American BioScience to $23 million, among various other covenants and restrictions. There was no outstanding balance or letters of credit under the new credit facility, and we were in compliance with all covenants, at September 30, 2004.

No interest expense was capitalized during the nine month period ended September 30, 2004.

(8) Stock Options and Restricted Stock

During the nine months ended September 30, 2004, options for the purchase of 733,850 shares of our common stock were granted at a weighted average exercise price of $34.96 and options for 406,920 shares were exercised at a weighted average exercise price of $4.59. Stock-based compensation charges were $0.2 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively.

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$13,813	$18,290	$34,827	$55,163
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	108	151	399	583
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,783)	(1,002)	(4,144)	(2,434)

Pro forma net income	$12,138	$17,439	$31,082	$53,312

Net income per common share:
Basic - as reported	$0.20	$0.26	$0.50	$0.79
Basic - pro forma	$0.17	$0.25	$0.44	$0.77

Diluted - as reported	$0.19	$0.25	$0.48	$0.76
Diluted - pro forma	$0.17	$0.24	$0.43	$0.73

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

(11) Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Critical care	$41,391	$44,566	$125,656	$126,956
Anti-infective	29,865	21,016	83,914	65,198
Oncology	24,267	23,511	69,274	66,641
Contract manufacturing	91	1,040	3,501	2,756
Other	—	221	111	564

	$95,614	$90,354	$282,456	$262,115

(12) Enterprise Resource Planning System

In March 2002, we entered into various licensing and support agreements for the implementation of a new enterprise resource planning (ERP) business system application. Through September 30, 2004, we had capitalized $16.5 million in construction in progress for license fees, development and other costs related to this project.

(13) Acquisition of Assets

On July 28, 2004, we acquired certain assets, including a 25,000 square foot manufacturing facility and certain injectable oncology product rights for a purchase price of approximately $11 million in cash, subject to adjustments, including for inventory. Located in Barbengo, Switzerland, the FDA approved facility uses Isolator Technology which is particularly suitable for the manufacture of oncolytic products, including daunorubicin, methotrexate, and leucovorin calcium, for our U.S. operations. We had previously been purchasing products from this facility for resale in the U.S. We anticipate, and it is our intention to, invest in both personnel and systems to enhance quality standards. Additionally, we acquired eight FDA approved ANDAs covering 15 product codes and one ANDA pending with the U.S. FDA. Also included in the transaction were a number of generic injectable oncology products currently marketed in Europe and South America and a number of Marketing Authorization Applications (MAAs) currently approved or pending with the European Agency for the Evaluation of Medicinal Products as well as other products under development. Initially, the acquired facility will continue to supply certain products to our U.S. operations and to sell existing products in Europe and South America to certain third parties. Acquired intangible assets will be amortized over their estimated useful lives, on average, approximately five to seven years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the timing of and costs associated with the expected launch of ABRAXANE™;

•	the timing of any approvals of any ongoing or future NDA applications for ABRAXANE™;

•	the acceptance of and demand for our existing and new pharmaceutical products;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate the recent and potential future acquisitions;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	the impact of recent legislative changes to the governmental reimbursement system.

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

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide the reader with summary level information on: our history, strategy, highlights of our third-quarter 2004 results and an update on our outlook for the remainder of 2004. Following this overview the third-quarter 2004 MD&A is organized as follows:

•	a discussion of our operating results,

•	a review of factors impacting our liquidity and cash flow,

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results, and

•	information on the license and manufacturing agreements relating to our proprietary oncology product candidate, ABRAXANE™.

The MD&A should be read in conjunction with our 2003 Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

Background

We commenced operations in 1996 and reincorporated in Delaware in 2001. We are a majority owned subsidiary of American BioScience, Inc., a California corporation, which at September 30, 2004 owned 47,984,160 shares, or 68.0%, of our outstanding common stock.

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

Strategy

Our goal is to expand upon our position as an industry leader in the development, manufacture, sale and distribution of injectable pharmaceutical products, with an intent of offering a broad portfolio of injectable products affecting every aspect of hospital care. Key elements of our strategy include:

•	Continue to focus on new, higher-margin injectable product opportunities, including: our proprietary oncology product candidate, ABRAXANE™; generic opportunities as products approach patent expiry; low molecular weight heparins; and, as the FDA regulatory environment evolves, generic biological products.

•	Maintain and improve our current Good Manufacturing Practice (“cGMP”) product development and manufacturing capabilities and capacity to meet future market needs and evolving regulatory requirements.

•	Enhance our customer relationships with group purchasing organizations (“GPOs”), specialty distributors and end-user organizations by providing the service level, quality and relationships expected by our customers, further enhanced by our breadth of product offering and sole supplier position for needed products.

•	Make targeted acquisitions to enhance our product offerings, market presence and capabilities, both in the United States and globally.

•	Advance our strategic sourcing capabilities to obtain raw materials, intellectual property, technology and processes necessary to develop and manufacture both future and existing products.

2004 Highlights

•	To date in 2004, we have obtained 15 FDA approvals, including 14 Abbreviated New Drug Application (“ANDA”) approvals, one final approval for a product for which we had already received a tentative approval, and our first NDA approval, Tobramycin Powder. We currently have 14 ANDAs on file and under review at the FDA and over 50 additional products under development.

•	The ABRAXANE™ NDA filing was completed on March 8, 2004 and on May 9, 2004, we announced that American BioScience’s NDA application for ABRAXANE™ had been accepted for filing with standard review by the FDA, indicating that the FDA had determined that the application is sufficiently complete to permit a substantive review. The FDA action date is within 10 months of completion of the filing, or January 8, 2005. American BioScience has also conducted a Phase II clinical trial to explore a weekly dosing regimen of ABRAXANE™ in metastatic breast cancer patients in which prior taxane therapy failed and Phase I and/or Phase II trials evaluating ABRAXANE™ in non-small cell lung, head and neck, ovarian, melanoma and cervical cancers, the rights to which we have licensed. To date, American BioScence has initiated or is planning approximately 36 ABRAXANE™ clinical trials in various settings, including those listed above, and prostate cancer.

•	On July 28, 2004, we acquired certain assets, including a 25,000 square foot manufacturing facility and certain injectable oncology product rights for a purchase price of approximately $11 million in cash, subject to adjustments, including for inventory. Located in Barbengo, Switzerland, the FDA approved facility uses Isolator Technology which is particularly suitable for the manufacture of oncolytic products, including daunorubicin, methotrexate, and leucovorin calcium, for our U.S. operations. We had previously been purchasing products from this facility for resale in the U.S. We anticipate, and it is our intention to, invest in both personnel and systems to enhance quality standards. Additionally, we acquired eight FDA approved ANDAs covering 15 product codes and one ANDA pending with the U.S. FDA. Also included in the transaction were a number of generic injectable oncology products currently marketed in Europe and South America and a number of Marketing Authorization Applications (MAAs) currently approved or pending with the European Agency for the Evaluation of Medicinal Products as well as other products under development. Initially, the acquired facility will continue to supply certain product to our U.S. operations and to sell existing products in Europe and South America to certain third parties. Acquired intangible assets will be amortized over their estimated useful lives, on average, approximately five to seven years.

2004 Outlook

With respect to the remainder of 2004, we provide the following guidance:

•	With revenue growth year-to-date of 8% together with the recent approval of carboplatin, 2004 net sales are expected to increase approximately 15% over 2003;

•	Fiscal 2004 gross margin in the core business is expected to be in the low to mid 50% range;

•	The FDA accepted the ABRAXANE™ NDA filing on May 8, 2004 and we are preparing for the potential launch of ABRAXANE™. Expenses related to ABRAXANE™, totaling $30.4 million in the first nine months of 2004, are expected to approximate $40 million for all of 2004. In addition, we paid and expensed a $10.0 million milestone payment in the 2004 second quarter triggered upon the FDA’s acceptance of the ABRAXANE™ NDA filing, and expect to pay a $15.0 million milestone payment 30 days following FDA approval of the NDA. The FDA action date is within 10 months of completion of the NDA filing, or January 8, 2005. The FDA approval milestone would be capitalized and amortized over the estimated life of the product.

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

If regulatory approval of ABRAXANE™ for metastatic breast cancer in the United States is not obtained or is substantially delayed, we do not believe there will be any material accumulated adverse impact on earnings or cash flow as marketing and pre-launch costs (excluding inventory) are being expensed as incurred and we would not be required to make any future payments for the achievement of regulatory milestones for any other indication. In addition, we anticipate that we would be able to recover a substantial portion of our investment in paclitaxel raw material inventory; however, we expect that we would have to write-off any commercial ABRAXANE™ finished goods inventory, of which we currently have none. Pursuant to an agreement that we have with American BioScience, certain costs of any unsaleable ramp-up inventory of ABRAXANE™ that is manufactured in preparation for its projected launch will be shared equally between us and American BioScience.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and September 30, 2003

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our third quarter operating activities:

	Three Months Ended September 30,		Change Favorable (Unfavorable)
	2004	2003	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Critical care	$41,391	$44,566	$(3,175)	(7)%
Anti-infective	29,865	21,016	8,849	42%
Oncology	24,267	23,511	756	3%
Contract manufacturing and other	91	1,261	(1,170)

Total net sales	95,614	90,354	5,260	6%
Cost of sales	43,915	41,817	(2,098)

Gross profit	51,699	48,537	3,162	7%
Percent to net sales	54.1%	53.7%
Operating expenses:
Research and development costs	7,406	4,987	(2,419)	(49)%
Percent to net sales	7.7%	5.5%
Selling, general and administrative expenses	21,693	13,256	(8,437)	(64)%
Percent to net sales	22.7%	14.7%
Stock-based compensation	175	256	81	32%
Equity in net income of Drug Source Co., LLC	(753)	(551)	202	37%

Total operating expenses	28,521	17,948	(10,573)	(59)%

Percent to net sales	29.8%	19.9%
Operating income	23,178	30,589	(7,411)	(24)%
Percent to net sales	24.2%	33.9%
Interest income	439	420	19	5%
Interest expense and other	142	(9)	151
Loss on early extinguishment of credit facility	(1,986)	—	(1,986)

Income before income taxes	21,773	31,000	(9,227)	(30)%
Provision for income taxes	7,960	12,710	4,750

Net income	$13,813	$18,290	$(4,477)	(24)%

Income per common share:
Basic	$0.20	$0.26
Diluted	$0.19	$0.25

Weighted-average common shares outstanding:
Basic	70,399	69,585
Diluted	73,025	72,807

Net Sales

Net sales for the 2004 third quarter increased $5.3 million, or 6%, over the prior year third quarter. Growth was driven primarily by strong demand for a range of our anti-infective products, including the newly launched Tobramycin Powder and increased penetration into the specialty oncology distribution channel for Pamidronate, one of our key products.

Gross Profit

As compared to the 2003 third quarter, gross profit increased $3.2 million, or 7%, due primarily to the increase in net sales. Gross profit represented 54.1% of sales in the 2004 quarter, comparable to the 53.7% of sales in the third quarter of 2003.

Research and development (“R&D”)

Third quarter 2004 R&D expense increased $2.4 million, or 49%, as compared to the 2003 third quarter due primarily to increased development activity on the generic side of the business and a $0.9 million increase in pre-production development work on ABRAXANE™.

Selling, general and administrative (“SG&A”)

As compared to the 2003 third quarter, SG&A expense increased $8.4 million, or 64%, in the 2004 third quarter due primarily to a $7.1 million increase in sales and marketing costs in anticipation of approval and launch of ABRAXANE™. The remaining increase was attributable to higher professional services, infrastructure and staffing requirements resulting from continued growth in the core generics business. Excluding the investment in ABRAXANE™ pre-launch costs, SG&A expense for the core injectable business was 15.0% and 14.4% of sales in the 2004 and 2003 third quarters, respectively.

Other Expenses

Drug Source Company, LLC, is a 50% owned company, and is a selling agent of raw material to the pharmaceutical industry, including APP. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. As compared to the prior year quarter, our equity income in Drug Source Company increased $0.2 million, to $0.8 million, in the 2004 third quarter due primarily to the introduction of new products by Drug Source Company. Research and development expense included no raw material purchases from Drug Source Company in either the 2004 and 2003 third quarter. Ending inventory included raw material purchases from Drug Source Company of $1.7 million and $0.8 million at September 30, 2004 and December 31, 2003, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash, and was comparable between the 2004 and 2003 third quarters. Interest expense and other consists primarily of miscellaneous interest expense and other financing costs. The third-quarter 2004 credit resulted primarily from foreign exchange gains on our intercompany trading account with our wholly owned Canadian subsidiary, Pharmaceutical Partners of Canada.

Loss on early extinguishment of credit facility

In the third quarter of 2004 we recorded a non-recurring, non-cash pretax charge of $2.0 million, or $1.2 million net of applicable income tax, to write-off unamortized debt acquisition costs related to the early extinguishment of our prior five-year credit facility.

Provision for income taxes

Our effective income tax rate in the 2004 third quarter was 36.6% as compared to 41.0% in the comparable prior year quarter. The decline was due to a lower effective state income tax rate, favorable experience as a standalone tax entity and resolution of tax matters.

Nine months Ended September 30, 2004 and September 30, 2003

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our year-to-date operating activities:

	Nine Months Ended September 30,		Change Favorable (Unfavorable)
	2004	2003	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Critical care	$125,656	$126,956	$(1,300)	(1)%
Anti-infective	83,914	65,198	18,716	29%
Oncology	69,274	66,641	2,633	4%
Contract manufacturing and other	3,612	3,320	292

Total net sales	282,456	262,115	20,341	8%
Cost of sales	133,229	116,792	(16,437)

Gross profit	149,227	145,323	3,904	3%
Percent to net sales	52.8%	55.4%
Operating expenses:
Research and development costs	21,346	16,130	(5,216)	(32)%
Percent to net sales	7.6%	6.2%
Selling, general and administrative expenses	65,583	37,389	(28,194)	(75)%
Percent to net sales	23.2%	14.3%
Milestone payment	10,000	—	(10,000)
Stock-based compensation	650	989	339	34%
Equity in net income of Drug Source Co., LLC	(1,991)	(1,049)	942	90%

Total operating expenses	95,588	53,459	(42,129)	(79)%

Operating income	53,639	91,864	(38,225)	(42)%

Interest income	1,284	1,315	(31)	(2)%
Interest expense and other	50	317	(267)
Loss on early extinguishment of credit facility	(1,986)	—	(1,986)

Income before income taxes	52,987	93,496	(40,509)	(43)%
Provision for income taxes	18,160	38,333	20,173

Net income	$34,827	$55,163	$(20,336)	(37)%

Income per common share:
Basic	$0.50	$0.79
Diluted	$0.48	$0.76

Weighted-average common shares outstanding:
Basic	70,234	69,643
Diluted	73,127	72,693

Net Sales

Net sales increased $20.3 million, or 8%, in the first nine months of 2004 as compared to the same prior year period. The 2004 increase resulted primarily from recent product launches, unit sales growth for certain key oncolytic products and strong demand for anti-infective products, partially offset by the impact of price declines which occurred during late 2003 on certain products.

Gross Profit

As compared to the first nine months of 2003, gross profit increased $3.9 million, or 3%, in the first nine months of 2004 , representing 52.8% of sales in the 2004 period as compared to 55.4% of sales in the first nine months of 2003. Gross profit margins declined primarily due to the impact of price declines, principally in late 2003 on key products launched in 2002 and the cost and sales impact of an extended seasonal plant shut-down in the 2004 first quarter.

R&D

R&D expense increased by $5.2 million, or 32%, in the first nine months of 2004 as compared to the 2003 period due principally to a $4.5 million increase in ABRAXANE™ pre-production costs, and increased development activity, and the timing of such activity, on the generic side of the business.

SG&A

As compared to the first nine months of 2003, SG&A expense increased $28.2 million, or 75%, in the 2004 period due to $22.8 million in ABRAXANE™ sales and marketing pre-launch costs, as well as increased risk management costs and staffing requirements resulting from growth in the core injectable business. Excluding the investment in ABRAXANE™ pre-launch costs, SG&A for the core injectable business were 15.1% and 14.0% of sales in the first nine months of 2004 and 2003, respectively.

Other Expenses

In the second quarter of 2004, we expensed and paid a $10.0 million milestone payment to American BioScience triggered by the FDA’s May 8, 2004 acceptance of the ABRAXANE™ NDA filing.

Stock-based compensation expense declined by $0.3 million as compared to the first nine months of 2003 due primarily to the lower stock price at period end, and the accelerated amortization schedule used to expense pre-IPO grants. Stock-based compensation expense results primarily from the issuance, prior to our initial public offering, of stock based compensation for which the exercise price was less than the estimated fair value of common stock on the grant date.

As compared to the first nine months of 2003, equity income in Drug Source Company increased $0.9 million, to $2.0 million, in the 2004 period due primarily to the introduction of new products by Drug Source Company. Research and development expense includes raw material purchases from Drug Source Company of $0.3 million and $0.2 million in the year-to-date 2004 and 2003 periods, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash and was comparable between the 2004 and 2003 periods. Interest expense and other consists primarily of miscellaneous interest expense and other financing costs. The credits in both 2004 and 2003 resulted primarily from foreign exchange gains on our intercompany trading account with our wholly owned Canadian subsidiary, Pharmaceutical Partners of Canada.

Loss on early extinguishment of credit facility

In the third quarter of 2004 we recorded a non-recurring, non-cash pretax charge of approximately $2.0 million, or approximately $1.2 million net of applicable income tax, to write-off unamortized debt acquisition costs related to the early extinguishment of our prior five-year credit facility.

Provision for income taxes

Our 2004 provision for income taxes included the benefit of a $1.7 million one-time investment tax credit finalized in the second quarter. Absent this one-time benefit, our effective income tax rate in the 2004 first nine months was 37.5% as compared to 41.0% in the comparable prior period with the decline due to a lower effective state income tax rate, favorable experience as a standalone tax entity and resolution of tax matters.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	September 30, 2004	December 31, 2003
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$61,943	$58,625

Working capital	$179,814	$160,019

Total assets	$342,526	$303,785

Total stockholders’ equity	$289,603	$246,061

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$31,317	$57,653

Investing activities	$(31,506)	$(17,539)

Financing activities	$3,368	$(16,825)

We believe that our current cash and short-term investments, cash generated from operations, funds available under our revolving line of credit and the ability to issue debt or equity securities under our shelf registration will be sufficient to finance our operations, including pre-launch activity relating to ABRAXANE™, product development and capital expenditures for at least the next 12 months and foreseeable future. In the event we engage in future acquisitions or other extraordinary corporate events we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities pursuant to our shelf registration or otherwise.

Capital Requirements

Our capital requirements depend on numerous factors, including:

•	working capital requirements and sales and marketing costs required to fund the ABRAXANE™ commercialization effort;

•	the need for manufacturing expansion and improvement and information technology requirements;

•	the requirements of our recent, and of any potential future, acquisitions, asset purchases or equity investments;

•	the amount of cash generated by operations;

•	the possible repurchase of up to an additional $20.0 million of our common stock as authorized by our Board of Directors on April 24, 2003.

We presently anticipate that our 2004 capital expenditure requirements will approximate $35 - $40 million.

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

Sources of Financing

In addition to available cash on hand and cash flow from operations, we have additional financing available under our new $100 million credit facility established in September 2004, and up to $150 million potentially available under a universal shelf registration statement filed in September 2003, which are further described below:

•	Our credit facility consists of an unsecured, three-year, $100 million revolving line of credit which can be increased to $150 million at our request . There were no balances outstanding under our credit facility and we were in compliance with all covenants at September 30, 2004. Compared to our prior credit facility, our new credit facility is larger, more flexible and provides us with enhanced financial capacity to support continued growth of our base and proprietary businesses at a lower cost of capital, with fewer restrictive covenants.

•	On September 5, 2003, we filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on September 22, 2003. Under the shelf registration statement, we may from time to time, offer and sell up to $150 million of our common stock (which may include some or all of the our 6,646,398 treasury shares), debt securities, common stock warrants and/or debt warrants at prices and on terms to be determined at the time of the offering of such securities. If and when we offer and sell these securities, we anticipate using the resulting proceeds for general corporate purposes including efforts related to the commercialization of ABRAXANE™. The terms of any offering under the universal shelf registration would be determined at the time of the offering. We cannot assure you that any offering under the universal shelf will be available to us on terms acceptable or favorable to us. Additionally, American BioScience may, from time to time, sell up to 3,000,000 shares of our common stock under the shelf registration. We would not receive any proceeds from the sale of shares of our common stock by American BioScience. As of the date of this filing, no securities have been offered under the shelf registration and we currently do not have any plans to offer securities pursuant to this shelf registration.

Sources and Uses of Cash

Operating Activities

Cash flow from operating activities is our primary source of liquidity. Net cash provided by operating activities was $31.3 million in the first nine months of 2004 as compared to $57.7 million in the same period last year. The decrease in cash provided by operating activities was due primarily to: a $26.5 million increase in ABRAXANE™ sales, marketing and development expense; the $10.0 million milestone payment triggered upon the FDA’s May 2004 acceptance of the ABRAXANE™ NDA filing; and a $33.5 million increase in inventory. The higher 2004 inventory levels resulted from increased anti-infective inventory requirements, increased raw material and work-in-process inventory relating to ABRAXANE™ and inventory for pending and recently launched products. We had $34.4 million and $27.6 million of paclitaxel raw material inventory on hand at September 30, 2004 and December 31, 2003, respectively. These 2004 uses of cash from operating activities were partially offset by a $22.8 million decrease in accounts receivable due primarily to the impact of timing issues related to cash payments versus chargebacks processed in the third quarter of 2004.

Investing Activities

Our investing activities consist principally of capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and, to a lesser extent, outlays necessary to acquire various product or intellectual property rights. Net cash used in investing activities totaled $31.5 million and $17.5 million in the first nine months of 2004 and 2003, respectively. The 2004 increase resulted from the purchase of certain assets, including a manufacturing facility in Switzerland and certain injectable oncology rights in the 2004 second quarter for approximately $11 million in cash, and a higher level of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives.

Financing Activities

Financing activities generally include cash flows from the issuance or repurchase of our common stock, proceeds from the exercise of employee stock options and transactions with American BioScience, our parent company. Net cash provided by financing activities totaled $3.4 million in the first nine months of 2004 as compared to $16.8 million used in the same period in 2003. First nine months 2004 financing activities included $4.4 million in cash proceeds from the exercise of employee stock options and sale of stock through the employee stock purchase program. Financing activities in the 2003 first nine months included the repurchase of 1,596,081 shares of our common stock on the open market for $20.0 million pursuant to the stock repurchase program.

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

Under the license agreement, any profit on ABRAXANE™ sales in North America would be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we will continue to expense as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses. We will expense American BioScience’s share of any profit earned in our statements of income. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred. Pursuant to an agreement that we have with American BioScience, certain costs of any unsaleable ramp-up inventory of ABRAXANE™ that is manufactured in preparation for its projected launch will be shared equally between us and American BioScience.

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

During the third quarter of 2004, we acquired a facility in Switzerland which manufactures and markets products for our U.S. operations and in Europe and South America. As a result of this transaction, we will have increased transactional and translational exposure to fluctuations in foreign currency exchange rates, primarily with respect to European currencies. We do not currently expect the transactional foreign exchange risk to be significant in the near term and we would expect over the longer term to potentially mitigate transactional exposure to foreign currency risk by entering into forward currency hedging contracts. We will also have exposure related to the translation of financial statements from the local currency of foreign operations into U.S. dollars, our functional and reporting currency. We do not expect the potential gain or loss due to foreign currency translation, assuming a 10% aggregate increase or decrease in the respective currencies, to be material to our financial statements in the near term. We do not anticipate hedging our translational exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer of the effectiveness of our internal disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are functioning effectively to provide reasonable assurance that we can meet our disclosure obligations. Consistent with the SEC’s recommendations to public companies, we have formed a disclosure committee consisting of key personnel designed to review the accuracy and completeness of all disclosures made by us.

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

ITEM 6. EXHIBITS

10.26(1)	Credit Agreement dated September 2, 2004 among American Pharmaceutical Partners, Inc., Fifth Third Bank, Wachovia Bank, and various lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.26 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

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

Date: November 9, 2004