Form 10-Q
period 2005-03-31
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2005-05-10
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as determined by rule 12b-2 of the Exchange Act). Yes ☑    No ☐

As of May 6, 2005, the registrant had 71,883,474 shares of $0.001 par value common stock outstanding.

American Pharmaceutical Partners, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
(in thousands, except share data)	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$16,105	$1,154
Short-term investments	30,735	66,475
Accounts receivable, net	40,262	15,457
Inventories	179,884	151,035
Prepaid expenses and other current assets	7,769	6,492
Deferred income taxes	12,825	12,825

Total current assets	287,580	253,438
Property, plant and equipment, net	111,308	106,410
Investment in Drug Source Co., LLC	7,156	6,256
Product license rights and other non-current assets, net	21,326	7,229

Total assets	$427,370	$373,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,776	$22,247
Accrued expenses	46,922	35,562

Total current liabilities	76,698	57,809
Deferred income taxes	2,833	2,833

Total liabilities	79,531	60,642

Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 78,086,472 and 77,284,831 shares issued in 2005 and 2004, respectively	78	77
Additional paid-in capital	224,055	212,399
Amounts due from American BioScience, Inc.	(22,003)	(21,603)
Deferred stock-based compensation	(2,420)	(2,385)
Retained earnings	204,545	180,243
Accumulated other comprehensive income (loss)	(142)	234
Less treasury stock at cost, 6,646,398 common shares in 2005 and 2004	(56,274)	(56,274)

Total stockholders’ equity	347,839	312,691

Total liabilities and stockholders’ equity	$427,370	$373,333

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net sales	$120,681	$89,178
Cost of sales	45,390	44,791

Gross profit	75,291	44,387
Operating expenses:
Research and development	5,750	7,051
Selling, general and administrative	30,724	18,579
Stock-based compensation	759	386
Equity in net income of Drug Source Co., LLC	(539)	(455)

Total operating expenses	36,694	25,561

Income from operations	38,597	18,826
Interest income	585	429
Interest expense and other	15	(30)

Income before income taxes	39,197	19,225
Provision for income taxes	14,895	7,456

Net income	$24,302	$11,769

Income per common share:
Basic	$0.34	$0.17

Diluted	$0.33	$0.16

Interest income includes interest earned from American BioScience, Inc. as follows:	$266	$278

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$24,302	$11,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,375	2,061
Amortization	756	254
Stock-based compensation	759	386
Equity in net income of Drug Source Company, LLC, net of dividends received of $ — in 2005 and $1,284 in 2004	(900)	858
Income tax benefit on stock option exercises	4,686	1,800
Changes in operating assets and liabilities:
Accounts receivable, net	(24,805)	2,055
Inventories	(28,849)	(8,984)
Prepaid expenses and other current assets	(1,277)	336
Accounts payable and accrued expenses	19,286	(10,759)

Net cash used in operating activities	(2,667)	(224)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,272)	(5,541)
Purchase of other non-current assets	(15,318)	(354)
Net sale of short-term investments	35,740	14,895

Net cash provided by investing activities	12,150	9,000

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,270	1,237
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,508	1,004
Increase in amounts due from American BioScience, Inc.	(400)	(406)

Net cash provided by financing activities	5,378	1,835

Effect of foreign currency translation	90	(18)

Increase in cash and cash equivalents	14,951	10,593
Cash and cash equivalents at beginning of period	1,154	5,460

Cash and cash equivalents at end of period	$16,105	$16,053

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet information at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Research and development expense includes raw material purchases from Drug Source Company of $0.7 million and $0.3 million for the three-month periods ended March 31, 2005 and 2004, respectively. Ending inventory included raw material purchased from Drug Source Company of $5.2 million at March 31, 2005 and $2.9 million at December 31, 2004.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on March 31. Both of the three-month periods ended March 31, 2005 and 2004 included 13 weeks.

(3)	Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share data)
Basic and dilutive numerator:
Net income	$24,302	$11,769

Denominator:
Weighted-average common shares outstanding - basic	70,894	70,028
Net effect of dilutive securities:
Stock options and restricted stock awards	3,025	3,082

Weighted-average common shares outstanding - diluted	73,919	73,110

Income per common share - basic	$0.34	$0.17

Income per common share - diluted	$0.33	$0.16

Employee stock options for which the exercise price exceeded the average market price of our common stock were excluded from the computation of diluted income per common share as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share data)
Number of shares excluded	52	55
Range of exercise prices	$49.20 - $51.66	$36.53 - $38.37

(4)	Transactions with American BioScience, Inc.

Product License and Manufacturing Agreements

We hold the exclusive North American marketing rights and the worldwide manufacturing rights for ABRAXANE™. The FDA approved ABRAXANE™ for the filed indication on January 7, 2005 and ABRAXANE™ was launched on February 7, 2005. ABRAXANE™ is licensed from American BioScience, which is responsible for conducting the clinical studies of and obtaining regulatory approval for ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to profit sharing and future milestone payments contingent upon achievement of specified regulatory, publication and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001.

Under the license agreement, profit on our sales of ABRAXANE™ North America will be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales less cost of goods sold, selling expenses (including accumulated pre-launch production and other expenses which we have expensed as incurred, but which will be charged against first profit under the agreement) and an allocation of related general and administrative expenses. At December 31, 2004, accumulated ABRAXANE™ expenses, which are being offset against future ABRAXANE™ profit sharing, totaled $49.1 million. We anticipate that ABRAXANE™ profit, as defined in the license agreement, will exceed this accumulated expense in late 2005, at which point we will begin expensing American BioScience’s share of any profit earned in our statements of income as an element of cost of sales. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

Under the license agreement, American BioScience earned milestone payments upon the filing and approval of ABRAXANE™ for the metastatic breast cancer indication. The first such milestone of $10.0 million was achieved in May 2004 when the FDA accepted American BioScience’s NDA for the metastatic breast cancer indication. This payment was expensed and paid in the second quarter of 2004. The FDA then approved ABRAXANE™ for the filed indication in January 2005, triggering a $15.0 million milestone payment in the first quarter of 2005, which has been capitalized and is being amortized over seven years.

Regulatory or publication achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience. Such payments generally total $17.5 million per agreed indication. As with the indication for breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if sales of the product do not meet specified levels.

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

Loan to American BioScience

Prior to our 2001 licensing of ABRAXANE™, we made loans to American BioScience, our majority shareholder, to support development of ABRAXANE™. Subsequent to formalization of the license and manufacturing agreements in November 2001, we received a demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance, or Demand Note. The Demand Note is capped at $23.0 million and the terms of our September 2004 credit facility cap the note at such amount. The Demand Note bears interest at a rate equal to the rate of interest on our credit facility, which was 5.25% at March 31, 2005. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on ABRAXANE™ to American BioScience under the license agreement. As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

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

	March 31, 2005	December 31, 2004
	(in thousands)
Balance at beginning of year	$21,603	$21,132
Payments on behalf of American BioScience:
New product development	134	421
Other	—	(510)
Interest charged to American BioScience	266	1,097
Reductions in lieu of income tax liability	—	(537)

	$22,003	$21,603

(5)	Inventories

Inventories consisted of the following:

	March 31, 2005			December 31, 2004
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$52,821	$—	$52,821	$36,706	$—	$36,706
Work in process	17,045	—	17,045	16,888	7,674	24,562
Raw materials	91,651	18,367	110,018	49,563	40,204	89,767

	$161,517	$18,367	$179,884	$103,157	$47,878	$151,035

Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product postapproval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to expense such previously capitalized costs.

At March 31, 2005, raw materials included $18.4 million in inventory relating to generic products pending ANDA approval, one approval of which was received in April 2005. At December 31, 2004, our investment in inventory pending regulatory approval consisted solely of ABRAXANE™ related inventory pending approval as of the financial statement date. Commercial shipments of ABRAXANE™ commenced on February 7, 2005.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost, we reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the financial statements as an element of cost of sales with inventories presented net of related reserves.

(6)	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Sales and marketing	$19,849	$15,133
Payroll and employee benefits	8,808	6,893
Legal and insurance	2,028	1,976
Accrued income taxes	14,004	10,458
Other	2,233	1,102

	$46,922	$35,562

(7)	Credit Facility

On September 2, 2004, we entered into a $100 million three-year unsecured revolving credit and letter of credit facility, which may be extended to $150 million at our request. Debt acquisition fees of approximately $0.4 million for the new facility are being amortized over the facility’s three-year term.

Interest rates under the credit facility vary depending on the type of loan made and our leverage ratio. The interest rate for Base Rate Loans is the greater of the prime rate charged by the lead bank, or the federal funds rate plus 0.5%, less an “Applicable Margin” ranging from minus 50 basis points to zero, depending on our leverage ratio. At March 31, 2005, the interest rate for Base Rate Loans under the credit facility was 5.25%. The credit facility limits the amount of and assesses a 0.125% fee on the face amount of outstanding letters of credit. With respect to the capital stock held by American BioScience, the credit facility prohibits us from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of the credit facility limit the principal amount of the demand note received from American BioScience to $23.0 million, among various other covenants and restrictions. There were no outstanding balances or letters of credit under the credit facility, and we were in compliance with all covenants, at March 31, 2005.

No interest expense was capitalized during the three-month periods ended March 31, 2005 or 2004.

(8)	Stock Options and Restricted Stock

During the three months ended March 31, 2005, options for the purchase of 423,050 shares of our common stock were granted at a weighted average exercise price of $46.40 and options for 831,443 shares were exercised at a weighted average exercise price of $5.50. Stock-based compensation charges were $0.8 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income, as reported	$24,302	$11,769
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	471	237
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,928)	(1,074)

Pro forma net income	$22,845	$10,932

Net income per common share:
Basic - as reported	$0.34	$0.17
Basic - pro forma	$0.32	$0.16

Diluted - as reported	$0.33	$0.16
Diluted - pro forma	$0.31	$0.15

(9)	Litigation

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

(10)	Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Oncology	$45,090	$19,240
Anti-infective	40,861	29,027
Critical care	34,610	39,168
Contract manufacturing and Other	120	1,743

	$120,681	$89,178

(11)	Acquisition of Assets

On July 28, 2004, we acquired certain assets, including a 25,000 square foot manufacturing facility and certain injectable oncology product rights for a purchase price of approximately $11 million in cash, subject to final adjustment. Located in Barbengo, Switzerland, the FDA approved facility uses Isolator Technology which is particularly suitable for the manufacture of oncolytic products, including daunorubicin, methotrexate, and leucovorin calcium, for our U.S. operations. We have, and continue to, invest in both personnel and systems to enhance quality standards. We believe that the facility will be validated and begin operation mid-2005. Additionally, we acquired eight FDA approved ANDAs covering 15 product codes and one ANDA pending with the U.S. FDA in the transaction which also included a number of generic injectable oncology products currently marketed in Europe and South America and a number of Marketing Authorization Applications, or MAAs, currently approved or pending with the European Agency for the Evaluation of Medicinal Products.

(12)	Comprehensive Income

Elements of comprehensive income, net of income taxes, follow:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Foreign currency translation adjustments	$89	$(18)
Unrealized loss on marketable equity securities	(465)	—

Other comprehensive loss, net of tax	(376)	(18)
Net income	24,302	11,769

Comprehensive income	$23,926	$11,751

Supplemental comprehensive income information, net of tax:

Cumulative foreign currency translation (income) adjustments	$240	$(122)
Cumulative unrealized gain on marketable equity securities	(98)	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the market adoption of our existing and new pharmaceutical products, including ABRAXANE™;

•	the amount and timing of costs associated with the continuing launch of ABRAXANE™;

•	the actual results achieved in further clinical trials of ABRAXANE™ may or may not be consistent with results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate the recent and potential future acquisitions;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being sought by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact of recent legislative changes to the governmental reimbursement system.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including this and future Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2005.

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide the reader with summary level information on: our history, strategy, highlights of our first-quarter 2005 results and an update on our outlook for the remainder of 2005. Following this overview the first-quarter 2005 MD&A is organized as follows:

•	a discussion of our operating results,

•	a review of factors impacting our liquidity and cash flow,

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results, and

•	information on the license and manufacturing agreements relating to our proprietary oncology product, ABRAXANE™.

The MD&A should be read in conjunction with our 2004 Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

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

We hold the exclusive North American right to sell ABRAXANE™, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. Paclitaxel is the active ingredient in Taxol®, one of the world’s top selling cancer drugs. ABRAXANE™ was approved by the U.S. Food and Drug Administration, or FDA, in January 2005 and was launched on February 7, 2005.

Our core generic injectable products are generally used in hospitals, long-term care facilities, alternate care sites and clinics within North America. Unlike the retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations, or GPOs, and/or specialty distributors who distribute products within a particular end-user market, such as oncology clinics. GPOs and specialty distributors generally enter into collective product purchasing agreements with pharmaceutical suppliers in an effort to secure more favorable drug pricing on behalf of their members.

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

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. We are a majority owned subsidiary of American BioScience, Inc., a California corporation. At March 31, 2005, American BioScience owned 47,984,160 shares, or 67.2%, of our outstanding common stock.

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

1st Quarter 2005 Highlights

The FDA approved ABRAXANE™, our licensed oncology product, for the filed indication on January 7, 2005 and ABRAXANE™ was launched on February 7, 2005. ABRAXANE™, consists only of albumin-bound paclitaxel nanoparticles, is free of toxic solvents and demonstrated a superior response rate with an almost doubling of the reconciled target lesion response rate when compared with the solvent-based Taxol® in a prospectively randomized Phase III trial of 460 patients with metastatic breast cancer.

Because it contains no toxic solvents, this next-generation taxane product enables the administration of 50% more chemotherapy with a well-tolerated safety profile, requires no routine premedication to prevent hypersensitivity reactions and can be given over a shorter infusion time using standard IV tubing. To date, approximately 45 ABRAXANE™ clinical trials have been initiated or are planned in various settings including:

•	Twenty-two studies in breast cancer; 12 in early disease and 10 in advanced disease, including two recently initiated studies:

•	an ongoing Phase II study of ABRAXANETM administered weekly in combination with Herceptin in the first-line treatment of metastatic breast cancer, and;

•	a Phase II study of dose dense ABRAXANE™ administered as adjuvant therapy following Adriamycin® plus Cytoxan® in early stage breast cancer which recently completed patient enrollment.

•	Eleven studies in non-small cell lung cancer.

•	Five studies in ovarian and cervical cancer.

•	Five studies in prostate cancer.

•	A study in head and neck cancer.

•	A study in melanoma.

To date in 2005, we have obtained four FDA Abbreviated New Drug Application (“ANDA”) approvals. We currently have 19 ANDAs on file and under review at the FDA and over 50 potential ANDA applications under development.

2005 Outlook

With respect to the remainder of 2005, we provide the following guidance:

•	net sales growth in the core generic injectable business is expected to be in the mid-teens range, the majority of such growth projected for the latter half of the year reflecting the timing of product launches;

•	ABRAXANE™ 2005 net sales are expected in the range of $125 million to $155 million;

•	gross margin, after any ABRAXANE™ profit sharing, is anticipated to be in the high 50 percent range relative to net sales;

•	expenses related to ABRAXANE™, which totaled $13.3 million in the 2005 first quarter, are expected to approximate $65-$70 million for all of 2005, primarily reflecting the cost of ongoing launch activities and the expansion of manufacturing capabilities;

•	operating expenses, excluding ABRAXANE™ related expense, depreciation and amortization, are anticipated to increase in line with core sales volumes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and March 31, 2004

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our first quarter operating activities:

	Three Months Ended March 31,		Change Favorable (Unfavorable)
	2005	2004	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Oncology	$45,090	$19,240	$25,850	134%
Anti-infective	40,861	29,027	11,834	41%
Critical care	34,610	39,168	(4,558)	-12%
Contract manufacturing and other	120	1,743	(1,623)

Total net sales	120,681	89,178	31,503	35%
Cost of sales	45,390	44,791	(599)

Gross profit	75,291	44,387	30,904	70%
Percent to net sales	62.4%	49.8%
Operating expenses:
Research and development costs	5,750	7,051	1,301	18%
Percent to net sales	4.8%	7.9%
Selling, general and administrative expenses	30,724	18,579	(12,145)	-65%
Percent to net sales	25.5%	20.8%
Stock-based compensation	759	386	(373)	-97%
Equity in net income of Drug Source Co., LLC	(539)	(455)	84	18%

Total operating expenses	36,694	25,561	(11,133)	-44%

Percent to net sales	30.4%	28.7%
Operating income	38,597	18,826	19,771	105%
Percent to net sales	32.0%	21.1%
Interest income	585	429	156	36%
Interest expense and other	15	(30)	45

Income before income taxes	39,197	19,225	19,972	104%
Provision for income taxes	14,895	7,456	(7,439)

Net income	$24,302	$11,769	$12,533	106%

Income per common share:
Basic	$0.34	$0.17
Diluted	$0.33	$0.16

Weighted-average common shares outstanding:
Basic	70,894	70,028
Diluted	73,919	73,110

Net Sales

Net sales in the 2005 first quarter increased $31.5 million, or 35%, to $120.7 million as compared to the same 2004 quarter. For the same periods, oncolytic net sales increased $25.9 million with the February launch of ABRAXANE™ contributing $34.8 million in sales, partially offset by softer demand for pamidronate and other more mature oncolytic products, due in part to reimbursement changes effective January 1, 2005. First-quarter 2005 anti-infective net sales increased $11.8 million, or 41%, in 2005 driven by sales of recently launched antibiotics including bacitracin and tobramycin, and good demand and stable pricing for our more mature antibiotic products, largely offset by a raw material supply disruption. First-quarter 2005, critical care net sales fell $4.6 million, or 12%, as compared to the same 2004 quarter due primarily to the maturation of key critical care products. Oncolytic and anti-infective lines were each impacted by raw material and supply disruption, including from our recently acquired Swiss facility.

Gross Profit

As compared to the 2004 first quarter, gross profit increased $30.9 million, or 70%, due primarily to the February launch of our proprietary oncology product, ABRAXANE™, partially offset by lower volume, but increased pricing in the core business. Gross profit represented 62.4% of sales in the 2005 quarter, 52.8% excluding ABRAXANE™, as compared to 49.8% of sales in the first quarter of 2004.

Research and development (“R&D”)

First-quarter 2005 R&D expense declined $1.3 million, or 18%, as compared to the 2004 first quarter due primarily to the timing of generic development work and temporarily reduced ABRAXANE ™ post-approval production development activity, partially offset by costs related to development of production capabilities at the new Swiss facility.

Selling, general and administrative (“SG&A”)

As compared to the 2004 first quarter, SG&A expense increased $12.1 million, or 65%, in the 2005 first quarter due primarily to a $7.7 million increase in direct ABRAXANE™ sales and marketing costs. The remaining increase was attributable to higher depreciation expense associated with a new IT system and increased professional service and staffing requirements resulting from continued infrastructure enhancement.

Other Expenses

Drug Source Company, LLC, is a 50% owned company, and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our first-quarter equity income in Drug Source Company was $0.5 million in each of the 2005 and 2004 first quarters. Research and development expense included raw material purchases from Drug Source Company of $0.7 million and $0.3 million in the 2005 and 2004 first quarters, respectively. Ending inventory included raw material purchases from Drug Source Company of $5.2 million and $2.9 million at March 31, 2005 and December 31, 2004, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash, and was comparable between the 2005 and 2004 first quarters. Interest expense and other consists primarily of miscellaneous interest expense and other financing costs. The first-quarter 2004 credit resulted primarily from foreign exchange gains on our intercompany trading account with our wholly owned Canadian subsidiary, Pharmaceutical Partners of Canada.

Provision for income taxes

Our effective income tax rate in the 2005 first quarter was 38.0%, comparable to the 38.8% rate in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	March 31, 2005	December 31, 2004
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$46,840	$67,629

Working capital	$210,882	$195,629

Total assets	$427,370	$373,333

Total stockholders’ equity	$347,839	$312,691

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(2,667)	$(224)

Purchase of property, plant and equipment, product license rights and other	$(23,590)	$(5,895)

Financing activities	$5,378	$1,835

We believe that our current cash and short-term investments, cash generated from operations, funds available under our revolving line of credit and the potential ability to issue debt or equity securities under our shelf registration will be sufficient to finance our operations, including ongoing launch activity relating to ABRAXANE™, product development and capital expenditures for at least the next 12 months. In the event we engage in future acquisitions we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities or otherwise.

Capital Requirements

Our capital requirements depend on numerous factors, including:

•	working capital requirements and production, sales, marketing and development costs required to support our newly launched proprietary oncology product, ABRAXANE™;

•	the need for manufacturing expansion and improvement;

•	the requirements of any potential future, acquisitions, asset purchases or equity investments;

•	the amount of cash generated by operations.

We presently anticipate that our 2005 capital expenditure requirements will approximate $60 million.

Adequate funds for these and other purposes may not be available when needed or on terms acceptable to us, and we may need to raise capital that may not be available on terms favorable or acceptable to us, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive or undesirable covenants and costs. If we cannot raise money when needed, we may have to reduce or slow ABRAXANE™ activity, reduce capital expenditures or scale back development of new products.

Sources of Financing

In addition to available cash on hand and cash flow from operations, we have additional financing available under our unsecured, three-year $100 million credit facility established in September 2004. The facility can be increased to $150 million at our option. There were no balances outstanding under our credit facility and we were in compliance with all covenants at March 31, 2005.

Sources and Uses of Cash

Operating Activities

Cash flow from operations is our primary source of liquidity, totaling $47.2 million and $57.5 million in the 2004 and 2003 fiscal years, respectively. In the first three months of 2005, net cash used for operating activities was $2.7 million as compared to a net use of $0.2 million in the 2004 first quarter. The 2005 first quarter increase in cash used in operations was due primarily to ABRAXANE™ working capital requirements; including a $34.8 million increase in ABRAXANE™ related accounts receivable and an $11.8 million increase in ABRAXANE™ inventory, primarily finished goods and work in process. Total inventory increased $28.8 million, attributable to the $11.8 million ABRAXANE™ increase and a $17.3 million increase in inventory related to recently, and soon-to-launch generic products; partially financed by a $7.5 million increase in accounts payable. Additionally, working capital benefited from an $11.4 million increase in accrued expenses, resulting primarily from increased income and payroll withholding taxes payable.

Investing Activities

Our investing activities consist principally of capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights. Also included in investing activities in the 2005 and 2004 first quarters were sources of $35.7 million and $14.9 million in the 2005 and 2004 first quarters, respectively, related to our net sale of short-term investments. Our short-term investments consist of liquid, available-for-sale, municipal variable rate demand notes, which are recorded at cost, and may generally be redeemed upon short notice. Net cash used for the acquisition of property, plant and equipment totaled $8.3 million and $5.5 million in the first three months of 2005 and 2004, respectively, the increase due primarily to increased investment in our core manufacturing and development capabilities. In the 2005 first quarter, purchase of product license rights included a $15.0 million license payment to American BioScience resulting from the FDA’s January 2005 approval of ABRAXANE™. The $15.0 million ABRAXANE™ milestone payment has been capitalized and is being amortized over seven years.

Financing Activities

Financing activities generally include cash flows from the issuance or repurchase of our common stock, proceeds from the exercise of employee stock options and transactions with American BioScience, our parent company. Net cash provided by financing activities totaled $5.4 million in the first quarter of 2005 as compared to $1.8 million in the 2004 first quarter and in each period consisted primarily of cash proceeds from the exercise of employee stock options and sale of stock through the employee stock purchase program.

ABRAXANE™ LICENSE AND MANUFACTURING AGREEMENT

We hold the exclusive North American marketing rights and the worldwide manufacturing rights for ABRAXANE™. The FDA approved ABRAXANE™ for the filed indication on January 7, 2005 and ABRAXANE™ was launched on February 7, 2005. ABRAXANE™ is licensed from American BioScience, which is responsible for conducting the clinical studies of and obtaining regulatory approval for ABRAXANE™.

In November 2001, we signed a perpetual license agreement with American BioScience under which we acquired the exclusive rights to market and sell ABRAXANE™ in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to American BioScience of $60.0 million and committed to profit sharing and future milestone payments contingent upon achievement of specified regulatory, publication and sales objectives for licensed indications. American BioScience is responsible for conducting clinical studies in support of ABRAXANE™ and for substantially all costs associated with the development and obtaining regulatory approval for ABRAXANE™, except that we provided $2.0 million of ABRAXANE™ for use in clinical trials, the cost of which we charged to research and development expense in 2001.

Under the license agreement, profit on our sales of ABRAXANE™ North America will be shared equally between American BioScience and us. The license agreement defines profit as ABRAXANE™ net sales less cost of goods sold, selling expenses (including accumulated pre-launch production and other expenses which we have expensed as incurred, but which will be charged against first profit under the agreement) and an allocation of related general and administrative expenses. At December 31, 2004, accumulated ABRAXANE™ expenses, which are being offset against future ABRAXANE™ profit sharing, totaled $49.1 million. We anticipate that ABRAXANE™ profit, as defined in the license agreement, will exceed this accumulated expense in late 2005, at which point we will begin expensing American BioScience’s share of any profit earned in our statements of income as an element of cost of sales. Any costs and expenses related to product recalls and product liability claims generally will be split equally between American BioScience and us and expensed as incurred.

Under the license agreement, American BioScience earned milestone payments upon the filing and approval of ABRAXANE™ for the metastatic breast cancer indication. The first such milestone of $10.0 million was achieved in May 2004 when the FDA accepted American BioScience’s NDA for the metastatic breast cancer indication. This payment was expensed and paid in the second quarter of 2004. The FDA then approved ABRAXANE™ for the filed indication in January 2005, triggering a $15.0 million milestone payment in the first quarter of 2005, which has been capitalized and is being amortized over seven years.

Regulatory or publication achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience. Such payments generally total $17.5 million per agreed indication. As with the indication for breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if sales of the product do not meet specified levels.

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

Revenue recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for theses sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material; however we anticipate and have provided for, an increase in Medicaid rebates as a result of the launch of ABRAXANE™. Accruals for sales provisions are presented in our financial statements as a reduction of net revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

We have extensive, internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related reserve requirements. As further described below, due to the nature of our generic injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data (as described below) and updated for any applicable changes in available information provides a reliable basis for such estimates. Additionally, we periodically purchase external data on wholesale inventory levels from our wholesale customers, pharmaceutical sales data from third-party market research organizations and our sales force regularly visits wholesale locations to review inventory-stocking levels.

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

Our sales provisions totaled $132.2 million and $212.1 million in the first quarters of 2005 and 2004, respectively, and related reserves totaled $94.2 million and $124.4 million at March 31, 2005 and December 31, 2004, respectively.

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

Our net chargeback reserve totaled $55.0 million and $97.4 million at March 31, 2005 and December 31, 2004, respectively. The $42.4 million decrease in chargeback requirements during 2005 first quarter resulted from a $36.7 million decrease in sales of generic products and an increase proportion of sales late in the fourth quarter requiring a chargeback reserve at December 31, 2004, as compared to the timing of first quarter 2005 sales. As a proprietary product, ABRAXANE™ does not require significant chargeback reserves. The methodology we used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material. A one-percent decrease in our estimated end-user contract-selling prices would reduce first-quarter 2005 net sales by $0.7 million and a one-percent increase in wholesale units pending chargeback at March 31, 2005 would decrease 2005 first-quarter net sales by $0.4 million.

Contractual allowances, returns and credits, cash discounts and bad debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $16.3 million at March 31, 2005 and $11.4 million at December 31, 2004. A one-percent increase in the estimated rate of contractual allowances to sales at March 31, 2005 would increase the provision for contractual allowances by $1.4 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of net sales and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $9.7 million and $9.4 million at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased first-quarter 2005 net sales by $1.0 million.

We generally offer our customers a standard cash discount for prompt payments and, from time-to-time, may offer a greater discount and extended terms in support of product launches or other promotional programs. Our wholesale customers typically pay within terms and a provision for cash discount is established at the time of sale based on the terms of sale.

We establish a reserve for bad debts based on general and identified customer credit exposure. Our historic bad debt losses have been insignificant.

Inventories

Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to expense such previously capitalized costs.

At March 31, 2005, raw materials included $18.4 million in inventory relating to generic products pending ANDA approval, one approval of which was received in April 2005. At December 31, 2004, our investment in inventory pending regulatory approval consisted solely of ABRAXANE™ related inventory pending approval as of the financial statement date. Commercial shipments of ABRAXANE™ commenced on February 7, 2005.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost, we reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the financial statements as an element of cost of sales with inventories presented net of related reserves.

Expense recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties.

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. We have invested and will continue to invest in research and development to expand our new product offerings, enhance our manufacturing capabilities and grow our business.

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

Stock-based compensation

Stock-based compensation related to research and development costs and selling, general and administrative expenses are presented separately in our consolidated statements of operations. Stock-based compensation represents the difference between the exercise price of options granted and the deemed fair value of our common stock on the grant date in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. We recognize stock-based compensation over the option vesting period, typically four years, primarily on an accelerated basis using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation

We have recorded deferred stock-based compensation related to stock options granted to employees and outside directors with such expense related to the issuance of stock based compensation which was either performance-based or, prior to the date of our initial public offering, for which the exercise price was less than the estimated fair value of common stock on the grant date.

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

SFAS 123(R) is now effective for fiscal years beginning after June 15, 2005 and offers two alternate means of adoption, either: the “modified prospective” method in which compensation cost is recognized for awards granted after the effective date of the statement and outstanding, unvested awards granted prior to SFAS 123(R)’s effective date, or; a “modified retrospective” method which applies the modified prospective method, but allows companies to restate prior periods based on amounts calculated for pro forma disclosures under the original Statement 123 for either all prior periods presented or prior interim periods in the year of adoption.

We plan to adopt SFAS 123(R) in the first quarter of 2006 but have not yet determined which transition option we will apply. The adoption of SFAS 123(R) will significantly impact our results of operations, but will have no impact on our overall financial position. The impact of SFAS 123(R) on our results of operations cannot be accurately predicted at this time, as it will depend on future market prices and equity grants. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard on the past period would likely approximate the pro forma amounts calculated and disclosed under the original Statement 123. SFAS 123(R) also requires that the any tax benefit in excess of compensation cost, as calculated under the new standard, be reported in the statement of cash flows as a financing activity rather than an operating activity. This change will reduce reported net operating cash flow and will equally increase reported net financing cash flow in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.9 million, $5.1 million, and $2.4 million in 2004, 2003 and 2002, respectively.

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

(b) Changes in internal controls.

In January 2004, we migrated our central data and operational processing system to an SAP enterprise resource planning, or ERP, system designed for pharmaceutical manufacturers. In addition to expanding and improving our access to information, we believe that, over time, the new ERP system will yield operational efficiencies, facilitate regulatory compliance and expand our customer service and fulfillment capabilities. As we grow, the new ERP system will also enable us to better control and maintain the integrity of our information systems by providing a standard, central systems platform. There were no other significant changes in our internal controls or, to the knowledge of management, in other factors that could significantly affect internal controls subsequent to the date of the our most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 6.	EXHIBITS

10.24	Continuing Arrangement Agreement dated January 14, 2005 between the Registrant and Jeff Yordon.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

By:	/s/ ALAN L. HELLER
Alan L. Heller.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ NICOLE S. WILLIAMS
Nicole S. Williams
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2005