Form 10-Q
period 2005-06-30
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2005-08-09
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, the registrant had 72,208,431 shares of $0.001 par value common stock outstanding.

American Pharmaceutical Partners, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$18,236	$1,154
Short-term investments	18,055	66,475
Accounts receivable, net	48,007	15,457
Inventories	185,615	151,035
Prepaid expenses and other current assets	7,556	6,492
Deferred income taxes	12,825	12,825

Total current assets	290,294	253,438
Property, plant and equipment, net	127,008	106,410
Investment in Drug Source Co., LLC	7,954	6,256
Product license rights and other non-current assets, net	22,836	7,229

Total assets	$448,092	$373,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,054	$22,247
Accrued expenses	32,509	35,562

Total current liabilities	70,563	57,809
Deferred income taxes	2,833	2,833

Total liabilities	73,396	60,642
Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 78,707,503 and 77,284,831 shares issued in 2005 and 2004, respectively	79	77
Additional paid-in capital	230,744	212,399
Amounts due from American BioScience, Inc.	(22,302)	(21,603)
Deferred stock-based compensation	(1,931)	(2,385)
Retained earnings	224,994	180,243
Accumulated other comprehensive income (loss)	(614)	234
Less treasury stock at cost, 6,646,398 common shares in 2005 and 2004	(56,274)	(56,274)

Total stockholders’ equity	374,696	312,691

Total liabilities and stockholders’ equity	$448,092	$373,333

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
	(in thousands, except per share data)
Net sales	$124,509	$97,664	$245,190	$186,842
Cost of sales	55,500	44,523	100,890	89,314

Gross profit	69,009	53,141	144,300	97,528
Operating expenses:
Research and development	8,541	6,889	14,291	13,940
Selling, general and administrative	29,907	25,311	60,631	43,890
Milestone payment	—	10,000	—	10,000
Stock-based compensation	157	89	916	475
Equity in net income of Drug Source Co., LLC	(986)	(783)	(1,525)	(1,238)

Total operating expenses	37,619	41,506	74,313	67,067

Income from operations	31,390	11,635	69,987	30,461
Interest income	498	416	1,083	845
Interest expense and other	(52)	(62)	(37)	(92)

Income before income taxes	31,836	11,989	71,033	31,214
Provision for income taxes	11,387	2,744	26,282	10,200

Net income	$20,449	$9,245	$44,751	$21,014

Income per common share:
Basic	$0.28	$0.13	$0.63	$0.30

Diluted	$0.28	$0.13	$0.60	$0.29

Interest income includes interest earned from American BioScience, Inc. as follows:	$299	$284	$565	$562

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$44,751	$21,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,238	4,079
Amortization	1,621	568
Stock-based compensation	916	475
Loss on disposal of property, plant and equipment	25	13
Equity in net income of Drug Source Company, LLC, net of dividends received	(1,698)	(9)
Income tax benefit on stock option exercises	8,447	2,589
Changes in operating assets and liabilities:
Accounts receivable, net	(32,550)	(6,741)
Inventories	(34,580)	(22,069)
Prepaid expenses and other current assets	(1,064)	(1,397)
Accounts payable and accrued expenses	13,505	(98)

Net cash provided by (used in) operating activities	5,611	(1,576)

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,861)	(12,838)
Purchases of other non-current assets	(17,940)	(944)
Net sale of short-term investments	48,420	25,555

Net cash provided by investing activities	3,619	11,773

Cash flows from financing activities:
Proceeds from the exercise of stock options	7,178	1,730
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,508	1,040
Increase in amounts due from American BioScience, Inc.	(699)	(798)

Net cash provided by financing activities	7,987	1,972

Effect of foreign currency translation	(135)	(77)

Increase in cash and cash equivalents	17,082	12,092
Cash and cash equivalents at beginning of period	1,154	5,460

Cash and cash equivalents at end of period	$18,236	$17,552

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet information at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases in ending inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Research and development expense includes raw material purchases from Drug Source Company of $1.6 million and $0.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. Ending inventory included raw material purchased from Drug Source Company of $3.7 million at June 30, 2005 and $2.9 million at December 31, 2004.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on June 30. Each of the three-month periods ended June 30, 2005 and 2004 included 13 weeks and each of the six-month periods ended June 30, 2005 and 2004 included 26 weeks.

(3)	Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Basic and dilutive numerator:
Net income	$20,449	$9,245	$44,751	$21,014

Denominator:
Weighted-average common shares outstanding - basic	71,761	70,268	71,378	70,148
Net effect of dilutive securities:
Stock options and restricted stock awards	2,243	2,934	2,639	3,003

Weighted-average common shares outstanding - diluted	74,004	73,202	74,017	73,151

Income per common share - basic	$0.28	$0.13	$0.63	$0.30

Income per common share - diluted	$0.28	$0.13	$0.60	$0.29

Employee stock options for which the exercise price exceeded the average market price of our common stock were excluded from the computation of diluted income per common share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Number of shares excluded	169	283	110	167
Range of exercise prices	$49.20 -$56.02	$38.37 -$46.20	$49.20 -$56.02	$38.37 -$46.20

(4)	Transactions with American BioScience, Inc.

Product License and Manufacturing Agreements

We hold the exclusive North American marketing rights and the non-exclusive worldwide manufacturing rights for ABRAXANE™. The FDA approved ABRAXANE™ for the filed indication on January 7, 2005 and ABRAXANE™ was launched on February 7, 2005. ABRAXANE™ is licensed from American BioScience, which is responsible for conducting the clinical studies of and obtaining regulatory approval for ABRAXANE™.

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

Regulatory or publication achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience. Such payments generally total $17.5 million per agreed indication while publications related to any further indications will trigger a $5.0 million milestone payment. As with the indication for breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if sales of the product do not meet specified levels.

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

In November 2001, along with the license agreement for ABRAXANE™, we also entered into a non-exclusive manufacturing agreement with American BioScience under which we agreed to manufacture ABRAXANE™ for American BioScience and its licensees for sales outside North America. Under this agreement, we have the right to manufacture ABRAXANE™ worldwide. For sales outside of our licensed territories, we will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

Loan to American BioScience

Prior to our 2001 licensing of ABRAXANE™, we made loans to American BioScience, our majority shareholder, to support development of ABRAXANE™. Subsequent to formalization of the license and manufacturing agreements in November 2001, we received a demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance, or Demand Note. The Demand Note is capped at $23.0 million and the terms of our September 2004 credit facility cap the note at such amount. The Demand Note bears interest at a rate equal to the rate of interest on our credit facility, which was 5.75% at June 30, 2005. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on ABRAXANE™ to American BioScience under the license agreement. As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

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

	June 30, 2005	December 31, 2004
	(in thousands)
Balance at beginning of year	$21,603	$21,132
Payments on behalf of American BioScience:
New product development	534	421
Other	(400)	(510)
Interest charged to American BioScience	565	1,097
Reductions in lieu of income tax liability	—	(537)

	$22,302	$21,603

(5)	Inventories

Inventories consisted of the following:

	June 30, 2005			December 31, 2004
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$49,660	$—	$49,660	$36,706	$—	$36,706
Work in process	19,562	2,868	22,430	16,888	7,674	24,562
Raw materials	105,561	7,964	113,525	49,563	40,204	89,767

	$174,783	$10,832	$185,615	$103,157	$47,878	$151,035

Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory.

At June 30, 2005, inventory included $10.8 million in cost relating to generic products pending FDA approval on that date. Included in the amount pending approval at June 30, 2005 was $7.4 million of Ceftriaxone raw material and finished product. Based on information recently provided by our raw material supplier regarding the results of an FDA inspection of the supplier, we do not anticipate FDA approval of our Ceftriaxone product in the near term. In the event that the FDA approval is unduly delayed or denied, our intention is to recover our investment in Ceftriaxone material from the supplier, although we may have to provide for and expense all, or a portion of such inventory. At December 31, 2004, our investment in inventory pending regulatory approval consisted solely of ABRAXANE™ related inventory pending approval as of the financial statement date. Commercial shipments of ABRAXANE™ commenced on February 7, 2005.

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

(6)	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Sales and marketing	$20,176	$15,133
Payroll and employee benefits	8,751	6,893
Legal and insurance	2,145	1,976
Accrued income taxes	3	10,458
Other	1,434	1,102

	$32,509	$35,562

(7)	Credit Facility

On September 2, 2004, we entered into a $100 million three-year unsecured revolving credit and letter of credit facility. On August 2, 2005, subsequent to the date of these financial statements, this credit facility was increased to $150 million, the term was extended by a year and certain reductions were made to the margins for Eurodollar Rate Loans and future commitment fees. Debt acquisition fees of approximately $0.4 million incurred at the origin of the original credit facility are being amortized over the facility’s three-year term.

Interest rates under the credit facility vary depending on the type of loan made and our leverage ratio. The interest rate for Base Rate Loans is the greater of the prime rate charged by the lead bank, or the federal funds rate plus 0.5%, less an “Applicable Margin” ranging from minus 50 basis points to zero, depending on our leverage ratio. At June 30, 2005, the interest rate for Base Rate Loans under the credit facility was 5.75%. The credit facility limits the amount of and assesses a 0.125% fee on the face amount of outstanding letters of credit. With respect to the capital stock held by American BioScience, the credit facility prohibits us from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of the credit facility limit the principal amount of the demand note received from American BioScience to $23.0 million, among various other covenants and restrictions. There were no outstanding balances or letters of credit under the credit facility, and we were in compliance with all covenants, at June 30, 2005.

No interest expense was capitalized during the six-month periods ended June 30, 2005 or 2004.

(8)	Stock Options and Restricted Stock

During the six months ended June 30, 2005, options for the purchase of 585,800 shares of our common stock were granted at a weighted average exercise price of $46.76 and options for 1,375,524 shares were exercised at a weighted average exercise price of $5.52. Stock-based compensation charges were $0.2 million and $0.1 million for the three month periods ended June 30, 2005 and 2004, respectively, and $0.9 million and $0.5 million for the-six month periods ended June 30, 2005 and 2004, respectively .

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$20,449	$9,245	$44,751	$21,014
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	97	54	568	291
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,241)	(1,287)	(4,169)	(2,361)

Pro forma net income	$18,305	$8,012	$41,150	$18,944

Net income per common share:
Basic - as reported	$0.28	$0.13	$0.63	$0.30
Basic - pro forma	$0.26	$0.11	$0.58	$0.27
Diluted - as reported	$0.28	$0.13	$0.60	$0.29
Diluted - pro forma	$0.25	$0.11	$0.56	$0.26

(9)	Litigation

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

(10)	Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Oncology	$33,483	$25,767	$78,573	$45,007
Anti-infective	48,815	25,022	89,676	54,049
Critical care	42,211	45,097	76,821	84,265
Contract manufacturing and Other	—	1,778	120	3,521

	$124,509	$97,664	$245,190	$186,842

(11)	Acquisition of Assets

On July 28, 2004, we acquired certain assets, including a 25,000 square foot manufacturing facility and certain injectable oncology product rights for a purchase price of approximately $11 million in cash, subject to final adjustment. Located in Barbengo, Switzerland, the FDA approved facility uses Isolator Technology which is particularly suitable for the manufacture of oncolytic products, including daunorubicin, methotrexate, and leucovorin calcium, for our U.S. operations. We have, and continue to, invest in both personnel and systems to enhance quality standards. We believe that the facility will be validated and begin commercial operation in the 2005 third quarter. Additionally, we acquired eight FDA approved ANDAs covering 15 product codes and one ANDA pending with the U.S. FDA in the transaction which also included a number of generic injectable oncology products currently marketed in Europe and South America and a number of Marketing Authorization Applications, or MAAs, currently approved or pending with the European Agency for the Evaluation of Medicinal Products.

(12)	Comprehensive Income

Elements of comprehensive income, net of income taxes, follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Foreign currency translation adjustments	$(225)	$(59)	$(136)	$(77)
Unrealized loss on marketable equity securities	(247)	—	(712)	—

Other comprehensive loss, net of tax	(472)	(59)	(848)	(77)
Net income	20,449	9,245	44,751	21,014

Comprehensive income	$19,977	$9,186	$43,903	$20,937

Supplemental comprehensive income information, net of tax:
Cumulative foreign currency translation (income) adjustments			$464	$(63)
Cumulative unrealized loss on marketable equity securities			150	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the market adoption of our existing and new pharmaceutical products, including ABRAXANE™;

•	the amount and timing of costs associated with the continuing launch of ABRAXANE™;

•	the actual results achieved in further clinical trials of ABRAXANE™ may or may not be consistent with results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale, or approval, of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate the recent and potential future acquisitions;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being sought by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact of recent, or future, legislative changes to the governmental reimbursement system.

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

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide the reader with summary level information on: our history, strategy, highlights of our 2005 first half and an update on our outlook for the remainder of 2005. Following this overview, the second-quarter 2005 MD&A is organized as follows:

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

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. We are a majority owned subsidiary of American BioScience, Inc., a California corporation. At June 30, 2005, American BioScience owned 47,984,160 shares, or 66.6%, of our outstanding common stock.

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

2005 First-Half Highlights

The FDA approved ABRAXANE™, our licensed oncology product, for the filed indication on January 7, 2005 and ABRAXANE™ was launched on February 7, 2005. ABRAXANE™ net sales totaled $54.2 million in the first six months of 2005.

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

To date, approximately 45 ABRAXANE™ clinical trials have been initiated or are planned. Going forward, the ABRAXANE™ clinical strategy is focused on obtaining additional data in:

•	earlier stages of disease;

•	in combination with chemo therapeutics, such as carboplatin, and in biologic products such as Herceptin® and Avastin®; and

•	expanded indications in other cancers and settings in which taxanes have been found effective.

Current ABRAXANE™ studies initiated in various settings include:

•	twenty-one studies in breast cancer; 10 in early disease and 11 in advanced disease;

•	nine studies in non-small cell lung cancer;

•	six studies in ovarian cancer; and

•	studies in prostate cancer, head and neck cancer and melanoma.

Currently, 13 ABRAXANE™ clinical studies are open, including:

•	five breast cancer studies including evaluation:

•	as monotherapy in first-line metastatic breast cancer, plus Herceptin® in HER 2 positive patients;

•	in weekly dosing plus carboplatin, with Herceptin® for advanced HER 2 positive patients;

•	in combination with Xeloda™ in first-line metastatic breast cancer;

•	in weekly in neoadjuvant breast cancer; and

•	a dose dense pilot adjuvant study in breast cancer.

•	lung cancer studies including:

•	a phase II study as monotherapy in first-line non-small cell lung cancer;

•	a phase II trial in combination with carboplatin in first-line non-small cell lung cancer; and

•	a phase II toxicity trial in combination with carboplatin in advanced non-small cell lung cancer.

•	open studies in other indications:

•	a phase II trial in metastatic melanoma of previously treated and untreated ABRAXANE™ patients;

•	a phase I/II trial in solid tumors; and

•	a preclinical study in combination with radiation.

To date in 2005, we have obtained four FDA Abbreviated New Drug Application (“ANDA”) approvals. We currently have 18 NDA/ANDAs on file and under review at the FDA, including one tentative approval awaiting final approval, and over 50 potential ANDA applications under development.

2005 Outlook

With respect to the remainder of 2005, we provide the following guidance:

•	net sales growth in the core generic injectable business is expected to be in the 8-10 % range, with the revision from prior guidance due largely to the delay in our planned launch of Ceftriaxone and what now appear to be more competitive market conditions for this product;

•	ABRAXANE™ 2005 net sales are expected in the range of $125 million to $155 million;

•	gross margin, after any ABRAXANE™ profit sharing, is anticipated to be in the high 50 percent range relative to net sales;

•	expenses related to ABRAXANE™, which totaled $28.6 million in the first half of 2005, are expected to approximate $65-$70 million for all of 2005, primarily reflecting the cost of ongoing launch activities and the expansion of manufacturing capabilities;

•	operating expenses, excluding ABRAXANE™ related expense and depreciation, are anticipated to increase in line with core sales growth.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and June 30, 2004

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our first quarter operating activities:

	Three Months Ended June 30,		Change Favorable (Unfavorable)
	2005	2004	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Oncology	$33,483	$25,767	$7,716	30%
Anti-infective	48,815	25,022	23,793	95%
Critical care	42,211	45,097	(2,886)	-6%
Contract manufacturing and other	—	1,778	(1,778)

Total net sales	124,509	97,664	26,845	27%
Cost of sales	55,500	44,523	(10,977)

Gross profit	69,009	53,141	15,868	30%
Percent to net sales	55.4%	54.4%
Operating expenses:
Research and development costs	8,541	6,889	(1,652)	-24%
Percent to net sales	6.9%	7.1%
Selling, general and administrative expenses	29,907	25,311	(4,596)	-18%
Percent to net sales	24.0%	25.9%
Milestone payment	—	10,000	10,000
Stock-based compensation	157	89	(68)	-76%
Equity in net income of Drug Source Co., LLC	(986)	(783)	203	26%

Total operating expenses	37,619	41,506	3,887	9%

Percent to net sales	30.2%	42.5%
Operating income	31,390	11,635	19,755	170%
Percent to net sales	25.2%	11.9%
Interest income	498	416	82	20%
Interest expense and other	(52)	(62)	10

Income before income taxes	31,836	11,989	19,847	166%
Provision for income taxes	11,387	2,744	(8,643)

Net income	$20,449	$9,245	$11,204	121%

Income per common share:
Basic	$0.28	$0.13
Diluted	$0.28	$0.13
Weighted-average common shares outstanding:
Basic	71,761	70,268
Diluted	74,004	73,202

Net Sales

Net sales in the 2005 second quarter increased $26.8 million, or 27%, to $124.5 million as compared to the same 2004 quarter. ABRAXANE™, launched in February 2005, contributed $19.4 million in sales in the quarter. Second-quarter 2005 anti-infective net sales increased $23.8 million, or 95%, over the prior year quarter, driven by strong demand and stable pricing for our more mature antibiotic products and resolution of a raw material supply issue, which had impacted first quarter sales, early in the second quarter. Oncolytic net sales, excluding ABRAXANE™, decreased $11.7 million, or 45%, due primarily to lower demand for pamidronate, due in part to the ongoing impact of reimbursement changes which became effective January 1, 2005. Second-quarter 2005, critical care net sales fell $2.9 million, or 6%, as compared to the same 2004 quarter due primarily to the maturation of certain critical care products. The 8% increase in second-quarter 2005 core generic net sales over the prior year quarter, again excluding ABRAXANE™, was comprised of a 22% unit volume increase offset by the 14% impact of price declines.

Gross Profit

As compared to the 2004 second quarter, gross profit increased $15.9 million, or 30%, due primarily to the February launch of our higher-margin, proprietary oncology product, ABRAXANE™. Gross profit represented 55.4% of sales in the 2005 quarter, 50.3% excluding ABRAXANE™, as compared to 54.4% of sales in the second quarter of 2004. The lower gross margin, exclusive of ABRAXANE™, reflected a slight shift toward lower margin products in the mix of our anti-infective products and maturation and lower pricing on key oncolytic products.

Research and development (“R&D”)

Second-quarter 2005 R&D expense increased $1.7 million, or 24%, as compared to the 2004 second quarter due primarily to increased generic development activity, partially offset by temporarily reduced ABRAXANE ™ post-approval production development activity.

Selling, general and administrative (“SG&A”)

As compared to the 2004 second quarter, SG&A expense increased $4.6 million, or 18%, in the 2005 second quarter due primarily to a $3.5 million increase in direct ABRAXANE™ sales and marketing costs. The remaining increase was attributable to higher depreciation expense associated with a new IT system and increased staffing requirements resulting from continued infrastructure enhancement.

Other Expenses

In the second quarter of 2004, we paid and expensed a $10.0 million milestone payment to American BioScience triggered by the FDA’s May 8, 2004 acceptance of the ABRAXANE™ NDA filing.

Drug Source Company, LLC, is a 50% owned company, and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our second-quarter equity income in Drug Source Company was $1.0 million and $0.8 million in the respective 2005 and 2004 second quarters. Research and development expense included raw material purchases from Drug Source Company of $0.9 million and $0.3 million in the second quarters of 2005 and 2004, respectively. Ending inventory included raw material purchases from Drug Source Company of $3.7 million and $2.9 million at June 30, 2005 and December 31, 2004, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash, and was comparable between the 2005 and 2004 second quarters. Interest expense and other consists primarily of miscellaneous interest expense and other financing costs.

Provision for income taxes

Our effective income tax rate in the 2005 second quarter was 35.8% versus 22.9% in the prior year quarter. The 2005 period reflected the cumulative reduction of the 2005 effective rate from 38.0% to 37.0% due to the realization of benefits from tax planning strategies in the quarter while the 2004 second-quarter included the one-time benefit of a $1.7 million investment tax credit received in that quarter.

Six Months Ended June 30, 2005 and June 30, 2004

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our first half operating activities:

	Six Months Ended June 30,		Change Favorable (Unfavorable)
	2005	2004	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Oncology	$78,573	$45,007	$33,566	75%
Anti-infective	89,676	54,049	35,627	66%
Critical care	76,821	84,265	(7,444)	-9%
Contract manufacturing and other	120	3,521	(3,401)

Total net sales	245,190	186,842	58,348	31%
Cost of sales	100,890	89,314	(11,576)

Gross profit	144,300	97,528	46,772	48%
Percent to net sales	58.9%	52.2%
Operating expenses:
Research and development costs	14,291	13,940	(351)	-3%
Percent to net sales	5.8%	7.5%
Selling, general and administrative expenses	60,631	43,890	(16,741)	-38%
Percent to net sales	24.7%	23.5%
Milestone payment	—	10,000	10,000
Stock-based compensation	916	475	(441)	-93%
Equity in net income of Drug Source Co., LLC	(1,525)	(1,238)	287	23%

Total operating expenses	74,313	67,067	(7,246)	-11%

Operating income	69,987	30,461	39,526	130%
Interest income	1,083	845	238	28%
Interest expense and other	(37)	(92)	55

Income before income taxes	71,033	31,214	39,819	128%
Provision for income taxes	26,282	10,200	(16,082)

Net income	$44,751	$21,014	$23,737	113%

Income per common share:
Basic	$0.63	$0.30
Diluted	$0.60	$0.29
Weighted-average common shares outstanding:
Basic	71,378	70,148
Diluted	74,017	73,151

Net Sales

Net sales in the 2005 first half increased $58.3 million, or 31%, to $245.2 million as compared to the 2004 first half. ABRAXANE™, launched in February 2005, contributed $54.2 million to this increase. Excluding ABRAXANE™, first half oncolytic net sales declined $20.7 million due to reduced demand for pamidronate, due in part to the ongoing impact of reimbursement changes which became effective January 1, 2005. First-half 2005 anti-infective net sales increased $35.6 million, or 66%, in 2005 driven by good demand and stable pricing for our more mature antibiotic products. First-half 2005, critical care net sales fell $7.4 million, or 9%, as compared to the same period last year due primarily to the maturation of key critical care products. The 2% increase in first-half 2005 core generic net sales over the prior year period, again excluding ABRAXANE™, was comprised of a 3% unit volume increase offset by the 1% impact of price declines.

Gross Profit

As compared to the 2004 first half, gross profit increased $46.8 million, or 48%, due primarily to the February launch of ABRAXANE™, our higher-margin, proprietary oncology product. Gross profit represented 58.9% of sales in the 2005 first half, 51.4% excluding ABRAXANE™, as compared to 52.2% of sales in the first half of 2004.

Research and development

First-half 2005 R&D expense declined $0.4 million, or 3%, as compared to the 2004 first half due primarily to temporarily reduced ABRAXANE ™ post-approval production development activity, partially offset by increased generic development expense due to the level of activity and cost of related materials.

Selling, general and administrative

As compared to the 2004 first half, SG&A expense increased $16.7 million, or 38%, in the first half of 2005 due primarily to an $11.3 million increase in direct ABRAXANE™ sales and marketing costs. The remaining increase was attributable to increased staffing requirements and related costs resulting from infrastructure enhancement and to higher depreciation expense associated with a new IT system.

Other Expenses

In the second quarter of 2004, we paid and expensed a $10.0 million milestone payment to American BioScience triggered by the FDA’s May 8, 2004 acceptance of the ABRAXANE™ NDA filing.

As compared to the prior year first half, our equity income in Drug Source Company increased $0.3 million, to $1.5 million in the 2005 period, primarily due to increased European sales. Research and development expense included raw material purchases from Drug Source Company of $1.6 million and $0.3 million in the year-to-date 2005 and 2004 periods, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash, and was comparable between the 2005 and 2004 first halves. Interest expense and other consists primarily of miscellaneous interest expense and other financing costs.

Provision for income taxes

Our effective income tax rate in the 2005 first half was 37.0%, comparable to the 38.2% rate in the prior year first half, excluding the 2004 benefit of finalization of $1.7 million investment tax credit. On this comparable basis, the lower 2005 effective rate resulted from the benefit of tax planning strategies achieved in the period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	June 30, 2005	December 31, 2004
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$36,291	$67,629

Working capital	$219,731	$195,629

Total assets	$448,092	$373,333

Total stockholders’ equity	$374,696	$312,691

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$5,611	$(1,576)

Purchase of property, plant and equipment, product license rights and other	$(44,801)	$(13,782)

Financing activities	$7,987	$1,972

Capital Requirements

Our capital requirements depend on numerous factors, including:

•	working capital requirements and production, sales, marketing and development costs and any milestone payments required to support our recently launched proprietary oncology product, ABRAXANE™;

•	the need for manufacturing expansion and improvement;

•	the cost to upgrade and expand our product development facilities;

•	the requirements of any potential future, acquisitions, asset purchases or equity investments;

•	the amount of cash generated by operations.

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

Sources of Financing

In addition to available cash on hand, totaling $40.2 million on August 5, 2005, and cash flow from operations, we presently have additional financing available under our unsecured, four-year $150 million credit facility established in September 2004, and amended on August 2, 2005. There were no balances outstanding under our credit facility and we were in compliance with all covenants at June 30, 2005.

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

Sources and Uses of Cash

Operating Activities

In the first six months of 2005, net cash provided by operating activities was $5.6 million as compared to a net use of $1.6 million in the 2004 first half. The 2005 first half increase in cash provided by operations was due primarily to a $23.8 million increase in net income and a $3.2 million increase in non-cash depreciation and amortization expense, partially offset by an $13.5 million increase in ABRAXANE™ inventory and a sales volume driven increase in accounts receivable. Total inventory increased $34.6 million, due in part to the $13.5 million ABRAXANE™ increase and a $10.8 million increase in inventory related to generic products awaiting regulatory approval; partially financed by a $15.8 million increase in accounts payable. Additionally, working capital was consumed by a $3.1 million decrease in accrued expenses, resulting from the timing of income tax payments.

Investing Activities

Our investing activities consist principally of capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights. Also included in investing activities in the 2005 and 2004 first halves were sources of $48.4 million and $25.6 million in the 2005 and 2004 first halves, respectively, related to our net sale of short-term investments. Our short-term investments consist of liquid, available-for-sale, municipal variable rate demand notes, which are recorded at cost, and may generally be redeemed upon short notice. Net cash used for the acquisition of property, plant and equipment totaled $26.9 million and $12.8 million in the first six months of 2005 and 2004, respectively, the increase due primarily to increased investment in our core manufacturing and development capabilities. In the 2005 first half, purchase of product license rights included a $15.0 million license payment to American BioScience resulting from the FDA’s January 2005 approval of ABRAXANE™. The $15.0 million ABRAXANE™ milestone payment has been capitalized and is being amortized over seven years.

Financing Activities

Financing activities generally include cash flows from the issuance or repurchase of our common stock, proceeds from the exercise of employee stock options and transactions with American BioScience, our parent company. Net cash provided by financing activities totaled $8.0 million in the first six months of 2005 as compared to $2.0 million in the same period last year, and in each period consisted primarily of cash proceeds from the exercise of employee stock options and sale of stock through the employee stock purchase program.

ABRAXANE™ LICENSE AND MANUFACTURING AGREEMENT

We hold the exclusive North American marketing rights and the non-exclusive worldwide manufacturing rights for ABRAXANE™. The FDA approved ABRAXANE™ for the filed indication on January 7, 2005 and ABRAXANE™ was launched on February 7, 2005. ABRAXANE™ is licensed from American BioScience, which is responsible for conducting the clinical studies of and obtaining regulatory approval for ABRAXANE™.

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

Regulatory or publication achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to American BioScience. Such payments generally total $17.5 million per agreed indication while publications related to any further indications will trigger a $5.0 million milestone payment As with the indication for breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if sales of the product do not meet specified levels.

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

In November 2001, along with the license agreement for ABRAXANE™, we also entered into a non-exclusive manufacturing agreement with American BioScience under which we agreed to manufacture ABRAXANE™ for American BioScience and its licensees for sales outside North America. Under this agreement, we have the right to manufacture ABRAXANE™ worldwide. For sales outside of our licensed territories, we will charge American BioScience and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by American BioScience.

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

Revenue recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for theses sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material; however we anticipate and have provided for, an increase in Medicaid rebates as a result of the February 2005 launch of ABRAXANE™. Accruals for sales provisions are presented in our financial statements as a reduction of net revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

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

Sales to our three major wholesale customers comprised 89% of our 2004 net sales. We periodically, as we believe warranted, review the wholesale supply levels of our significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms and periodic visits to wholesalers’ warehouses. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our generic products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our generic distribution channel has not had a significant impact on our historic sales comparisons or sales provisions.

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

Our sales provisions totaled $306.0 million and $405.7 million in the first six months of 2005 and 2004, respectively, and related reserves totaled $82.5 million and $124.4 million at June 30, 2005 and December 31, 2004, respectively.

Chargebacks

The estimated provision for chargebacks is our most significant and complex sales allowance. Following industry practice, we typically sell our products to independent pharmaceutical wholesalers at wholesale list price. The wholesaler in turn sells our products to an end user, normally a hospital or alternative healthcare facility, at a lower contractual price previously established between us and the end user via a group purchasing organization, or GPO. GPOs enter into collective purchasing contracts with pharmaceutical suppliers to secure more favorable product pricing on behalf of their end-user members.

Our initial sale to the wholesaler, and the resulting receivable, are recorded at our wholesale list price. As most of these list selling prices will be reduced to a lower end-user contract price, we then reduce reported sales and receivables by the difference between the list price and estimated ultimate end-user contract price. Then, when the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us, a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated provision. On a monthly basis, at a product level, we compare the unit and price components of our recorded chargeback provision to estimated ending wholesale units in the distribution channel pending chargeback under end-user contracts and estimated end-user contract prices, and adjust the chargeback provision as necessary.

These most significant estimates inherent in the initial chargeback provision relate first to wholesale units pending chargeback and, second, to the ultimate end-user contract-selling price. We base our estimation for these factors primarily on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing and our expectation for future contract pricing changes. One factor which complicates the chargeback calculation is the time lag between when the product is sold to the wholesaler, when the wholesaler sells the product to the end-user customer and then when we receive and process the chargeback. Other complicating factors include product sales for which no chargeback request is submitted and estimating the ultimate selling price of the product for products with rapidly changing market pricing conditions. Our chargeback provision is also potentially impacted by a number of market conditions, including competitive pricing, competitive products and changes impacting demand in both the distribution channel and healthcare provider. For example, a one-percent decrease in our estimated end-user contract-selling prices would have reduced first-half 2005 net sales by $0.6 million and a one percent increase in wholesale units pending chargeback at June 30, 2005 would have decreased first-half 2005 net sales by $0.5 million. These differences would similarly reduce future operating cash flow, operating earnings and our financial position.

Our methodology used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, primarily the inability to track product through the channel on a unit or lot specific basis, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales: such changes have not been material to the income statement.

Our net chargeback reserve totaled $48.9 million and $97.4 million at June 30, 2005 and December 31, 2004, respectively. The $48.5 million decrease in chargeback requirements during 2005 first half resulted primarily from lower quarterly generic sales in the second quarter of 2005 as compared to the fourth quarter of 2004 and our reduction of the wholesale list prices for certain products in 2005. As a proprietary product, ABRAXANE™ does not require significant chargeback reserves.

Contractual allowances, returns and credits, cash discounts and bad debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $17.1 million at June 30, 2005 and $11.4 million at December 31, 2004 with the increase primarily due to ABRAXANE™ rebate programs and administrative fees. A one-percent increase in the estimated rate of contractual allowances to sales at June 30, 2005 would increase the provision for contractual allowances by $1.6 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of net sales and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $13.5 million and $9.4 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased first-half 2005 net sales by $1.4 million.

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

At June 30, 2005, inventory included $10.8 million in cost relating to generic products pending ANDA approval on that date. Included in the amount pending approval at June 30, 2005 was $7.4 million of Ceftriaxone raw material and finished product. Based on information recently provided by our raw material supplier regarding the results of an FDA inspection of the supplier, we do not anticipate FDA approval of our Ceftriaxone product in the near term. In the event that the FDA approval is unduly delayed or denied, our intention is to recover our investment in Ceftriaxone material from the supplier, although we may have to provide for and expense all, or a portion of such inventory. At December 31, 2004, our investment in inventory pending regulatory approval consisted solely of ABRAXANE™ related inventory pending approval as of the financial statement date. Commercial shipments of ABRAXANE™ commenced on February 7, 2005.

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

(b) Changes in internal controls.

In January 2005, we migrated our central data and operational processing system to an SAP enterprise resource planning, or ERP, system designed for pharmaceutical manufacturers. In addition to expanding and improving our access to information, we believe that, over time, the new ERP system will yield operational efficiencies, facilitate regulatory compliance and expand our customer service and fulfillment capabilities. As we grow, the new ERP system will also enable us to better control and maintain the integrity of our information systems by providing a standard, central systems platform. There were no other significant changes in our internal controls or, to the knowledge of management, in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

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

At the 2005 Annual Meeting of Stockholders held on June 17, 2005, our stockholders elected six persons to our Board of Directors, approved certain amendments to our 2001 Stock Incentive Plan, and ratified and approved the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2005.

In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

	For	Withheld
Patrick Soon-Shiong, M.D.	66,141,858	2,625,373
Alan L. Heller	67,051,236	1,715,995
David S. Chen, Ph.D.	68,627,587	139,644
Stephen D. Nimer, M.D.	68,630,144	137,087
Leonard Shapiro	66,629,061	138,170
Kirk K. Calhoun	68,629,047	138,184

In connection with the proposal to approve certain amendments to our 2001 Stock Incentive Plan: 55,258,738 shares were voted in favor of the proposal, 5,438,046 shares were voted against the proposal, and holders of 73,692 shares abstained.

In connection with the proposal to approve the ratification and approval of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2005: 68,653,167 shares were voted in favor of the proposal, 50,768 shares were voted against the proposal, and holders of 63,278 shares abstained.

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

Date: August 9, 2005