Form 10-Q
period 2005-09-30
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2005-11-09
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of November 4, 2005, the registrant had 72,439,795 shares of $0.001 par value common stock outstanding.

American Pharmaceutical Partners, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Pharmaceutical Partners, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,861	$1,154
Short-term investments	31,285	66,475
Accounts receivable, net	38,597	15,457
Inventories	171,656	151,035
Prepaid expenses and other current assets	13,483	6,492
Deferred income taxes	12,825	12,825

Total current assets	297,707	253,438
Property, plant and equipment, net	136,106	106,410
Investment in Drug Source Co., LLC	2,803	6,256
Product license rights and other non-current assets, net	24,272	7,229

Total assets	$460,888	$373,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,778	$22,247
Accrued expenses	35,638	35,562

Total current liabilities	55,416	57,809
Deferred income taxes	2,833	2,833

Total liabilities	58,249	60,642
Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 79,044,015 and 77,284,831 shares issued in 2005 and 2004, respectively	79	77
Additional paid-in capital	238,889	212,399
Amounts due from American BioScience, Inc.	(22,878)	(21,603)
Deferred stock-based compensation	(1,653)	(2,385)
Retained earnings	243,232	180,243
Accumulated other comprehensive income	1,244	234
Less treasury stock at cost, 6,646,398 common shares in 2005 and 2004	(56,274)	(56,274)

Total stockholders’ equity	402,639	312,691

Total liabilities and stockholders’ equity	$460,888	$373,333

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net sales	$128,794	$95,614	$373,984	$282,456
Cost of sales	63,295	43,915	164,185	133,229

Gross profit	65,499	51,699	209,799	149,227
Operating expenses:
Research and development	8,155	7,406	22,446	21,346
Selling, general and administrative	31,612	21,693	92,243	65,583
Milestone payment	—	—	—	10,000
Stock-based compensation	93	175	1,009	650
Equity in net income of Drug Source Co., LLC	(283)	(753)	(1,808)	(1,991)

Total operating expenses	39,577	28,521	113,890	95,588

Income from operations	25,922	23,178	95,909	53,639
Interest income	563	439	1,646	1,284
Interest expense and other	139	142	102	50
Loss on early extinguishment of credit facility	—	(1,986)	—	(1,986)

Income before income taxes	26,624	21,773	97,657	52,987
Provision for income taxes	8,386	7,960	34,668	18,160

Net income	$18,238	$13,813	$62,989	$34,827

Income per common share:
Basic	$0.25	$0.20	$0.88	$0.50

Diluted	$0.25	$0.19	$0.85	$0.48

Interest income includes interest earned from American BioScience, Inc. as follows:	$339	$271	$904	$833

See notes to condensed consolidated financial statements.

American Pharmaceutical Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$62,989	$34,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,541	6,183
Amortization	2,419	832
Stock-based compensation	1,009	650
Loss on early extinguishment of credit facility	—	1,986
Loss on disposal of property, plant and equipment	61	13
Equity in net income of Drug Source Company, LLC, net of dividends received	3,453	(815)
Income tax benefit on stock option exercises	11,926	2,923
Changes in operating assets and liabilities:
Accounts receivable, net	(23,140)	22,844
Inventories	(20,621)	(33,519)
Prepaid expenses and other current assets	(6,991)	(1,001)
Accounts payable and accrued expenses	(1,305)	(3,606)

Net cash provided by operating activities	39,341	31,317

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,298)	(29,110)
Purchases of other non-current assets	(18,530)	(2,396)
Net sale of short-term investments	35,190	(5,005)

Net cash used in investing activities	(22,638)	(36,511)

Cash flows from financing activities:
Proceeds from the exercise of stock options	10,072	1,961
Proceeds from the sale of stock under employee retirement and stock purchase plans	3,129	2,408
Increase in amounts due from American BioScience, Inc.	(1,275)	(561)
Payment of deferred financing costs	(125)	(440)

Net cash provided by financing activities	11,801	3,368

Effect of foreign currency translation	203	139

Increase in cash and cash equivalents	28,707	(1,687)
Cash and cash equivalents at beginning of period	1,154	5,460

Cash and cash equivalents at end of period	$29,861	$3,773

See notes to condensed consolidated financial statements.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Pharmaceutical Partners, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet information at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases in ending inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Research and development expense includes raw material purchases from Drug Source Company of $2.0 million and $0.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Ending inventory included raw material purchased from Drug Source Company of $3.4 million at September 30, 2005 and $2.9 million at December 31, 2004.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Quarterly Periods

We use a 52-week, 53-week fiscal year that ends on the Saturday nearest to December 31. For quarterly reporting purposes, the quarterly periods end on the Saturday nearest to the end of the quarter. For clarity of presentation, comparative periods are presented as if the quarters ended on September 30. Each of the three-month periods ended September 30, 2005 and 2004 included 13 weeks and each of the nine-month periods ended September 30, 2005 and 2004 included 39 weeks.

(3)	Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Basic and dilutive numerator:
Net income	$18,238	$13,813	$62,989	$34,827

Denominator:
Weighted-average common shares outstanding - basic	72,158	70,399	71,636	70,234
Net effect of dilutive securities:
Stock options and restricted stock awards	1,947	2,626	2,405	2,893

Weighted-average common shares outstanding - diluted	74,105	73,025	74,041	73,127

Income per common share - basic	$0.25	$0.20	$0.88	$0.50

Income per common share - diluted	$0.25	$0.19	$0.85	$0.48

Employee stock options for which the exercise price exceeded the average market price of our common stock were excluded from the computation of diluted income per common share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Number of shares excluded	678	618	126	264
Range of exercise prices	$45.86 - $56.02	$29.08 - $46.20	$49.20 - $56.02	$35.54 - $46.20

(4)	Transactions with American BioScience, Inc.

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

Loan to American BioScience

Prior to our 2001 licensing of ABRAXANE™, we made loans to American BioScience, our majority shareholder, to support development of ABRAXANE™. Subsequent to formalization of the license and manufacturing agreements in November 2001, we received a demand promissory note, which replaced prior notes, from American BioScience for the outstanding loan balance, or Demand Note. The Demand Note is capped at $23.0 million and the terms of our September 2004 credit facility cap the note at such amount. The Demand Note bears interest at a rate equal to the rate of interest on our credit facility, which was 6.25% at September 30, 2005. American BioScience is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on ABRAXANE™ to American BioScience under the license agreement. As security for American BioScience’s obligations under the Demand Note, American BioScience pledged and granted to us a security interest in shares of our common stock held by American BioScience having a fair market value equal to 120% of the balance of the Demand Note.

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

	September 30, 2005	December 31, 2004
	(in thousands)
Balance at beginning of year	$21,603	$21,132
Payments on behalf of American BioScience:
New product development	845	421
Other	(474)	(510)
Interest charged to American BioScience	904	1,097
Reductions in lieu of income tax liability	—	(537)

	$22,878	$21,603

(5)	Inventories

Inventories consisted of the following:

	September 30, 2005			December 31, 2004
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$31,627	$4,124	$35,751	$36,706	$—	$36,706
Work in process	18,401	224	18,625	16,888	7,674	24,562
Raw materials	108,386	8,894	117,280	49,563	40,204	89,767

	$158,414	$13,242	$171,656	$103,157	$47,878	$151,035

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

At September 30, 2005, inventory included $13.2 million in cost relating to generic products pending FDA approval on that date. Included in the amount pending approval at September 30, 2005 was $7.5 million of Ceftriaxone. Based on information recently provided by our supplier regarding the results of an FDA inspection of the supplier, we do not anticipate FDA approval of our Ceftriaxone product in the near term. In the event that the FDA approval is unduly delayed or denied, our intention is to recover our investment in Ceftriaxone material from the supplier, although we may have to provide for and expense all, or a portion of, such inventory. At December 31, 2004, our investment in inventory pending regulatory approval consisted solely of ABRAXANE™ related inventory pending approval as of the financial statement date. Commercial shipment of ABRAXANE™ commenced on February 7, 2005.

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

(6)	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Sales and marketing	$15,823	$15,133
Payroll and employee benefits	10,781	6,893
Legal, professional and insurance	6,586	1,976
Accrued income taxes	1,300	10,458
Other	1,148	1,102

	$35,638	$35,562

(7)	Credit Facility

On September 2, 2004, we entered into a $100 million three-year unsecured revolving credit and letter of credit facility. On August 2, 2005, this credit facility was increased to $150 million, the term was extended by a year and certain reductions were made to the margins for Eurodollar Rate Loans and future commitment fees. Related credit facility acquisition fees of $0.5 million are being amortized over a three-year period. In the third quarter 2004, as a result of our early termination of our prior credit facility, we recorded a non-recurring, non-cash pretax charge of approximately $2.0 million, or approximately $1.2 million net of applicable income tax, to write-off unamortized debt acquisition costs related to the prior facility.

Interest rates under the credit facility vary depending on the type of loan made and our leverage ratio. The interest rate for Base Rate Loans is the greater of the prime rate charged by the lead bank, or the federal funds rate plus 0.5%, less an “Applicable Margin” ranging from minus 50 basis points to zero, depending on our leverage ratio. At September 30, 2005, the interest rate for Base Rate Loans under the credit facility was 6.25%. The credit facility limits the amount of and assesses a 0.125% fee on the face amount of outstanding letters of credit. With respect to the capital stock held by American BioScience, the credit facility prohibits us from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of the credit facility limit the principal amount of the demand note received from American BioScience to $23.0 million, among various other covenants and restrictions. There were no outstanding balances or letters of credit under the credit facility, and we were in compliance with all covenants, at September 30, 2005.

No interest expense was capitalized during the nine-month periods ended September 30, 2005 or 2004.

(8)	Stock Options and Restricted Stock

During the nine months ended September 30, 2005, options for the purchase of 740,800 shares of our common stock were granted at a weighted average exercise price of $46.03 and options for 1,655,271 shares were exercised at a weighted average exercise price of $6.47. Stock-based compensation charges were $0.1 million and $0.2 million for the three month periods ended September 30, 2005 and 2004, respectively, and $1.0 million and $0.7 million for the nine month periods ended September 30, 2005 and 2004, respectively.

The following table illustrates the pro forma effect on net income and income per common share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$18,238	$13,813	$62,989	$34,827
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57	108	625	399
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,341)	(1,783)	(6,510)	(4,144)

Pro forma net income	$15,954	$12,138	$57,104	$31,082

Net income per common share:
Basic - as reported	$0.25	$0.20	$0.88	$0.50
Basic - pro forma	$0.22	$0.17	$0.80	$0.44

Diluted - as reported	$0.25	$0.19	$0.85	$0.48
Diluted - pro forma	$0.22	$0.17	$0.77	$0.43

(9)	Litigation

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

(10)	Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(in thousands)
Oncology	$46,576	$24,267	$125,149	$69,274
Anti-infective	39,461	29,865	129,137	83,914
Critical care	42,279	41,391	119,100	125,656
Contract manufacturing and other	478	91	598	3,612

	$128,794	$95,614	$373,984	$282,456

(11)	Acquisition of Assets

On July 28, 2004, we acquired certain assets, including a 25,000 square foot manufacturing facility and certain injectable oncology product rights for a purchase price of $9.6 million in cash, after final purchase price adjustments. We completed our purchase accounting in the third quarter of 2005 and have allocated the purchase price to the fair value of property, plant and equipment of $9.0 million and inventory of $0.6 million. Located in Barbengo, Switzerland, the FDA approved facility uses Isolator Technology which is particularly suitable for the manufacture of oncolytic products, including daunorubicin, methotrexate, and leucovorin calcium, for our U.S. operations. We have, and continue to, invest in both personnel and systems to enhance quality standards. The facility was validated by the Swiss medic, the Swiss version of our FDA, in the third quarter 2005 and we now expect to initiate production in the fourth quarter 2005. Additionally, we acquired eight FDA approved ANDAs covering 15 product codes and one ANDA pending with the U.S. FDA in the transaction which also included a number of generic injectable oncology products currently marketed in Europe and South America and a number of Marketing Authorization Applications, or MAAs, currently approved or pending with the European Agency for the Evaluation of Medicinal Products.

(12)	Comprehensive Income

Elements of comprehensive income, net of income taxes, follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Foreign currency translation adjustments	$340	$215	$204	$138
Unrealized gain on marketable equity securities	1,519	—	807	—

Other comprehensive gain, net of tax	1,859	215	1,011	138
Net income	18,238	13,813	62,989	34,827

Comprehensive income	$20,097	$14,028	$64,000	$34,965

Supplemental comprehensive income information, net of tax:
Cumulative foreign currency translation (income) loss adjustments			$124	$(278)
Cumulative unrealized gain on marketable equity securities			(1,369)	—

(13)	Recent Accounting Pronouncements

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

SFAS 123(R) is effective for fiscal years beginning after June 15, 2005 and offers two alternate means of adoption, either: the “modified prospective” method in which compensation cost is recognized for awards granted after the effective date of the statement and outstanding, unvested awards granted prior to SFAS 123(R)’s effective date, or; a “modified retrospective”

method which applies the modified prospective method, but allows companies to restate prior periods based on amounts calculated for pro forma disclosures under the original Statement 123 for either all prior periods presented or prior interim periods in the year of adoption.

We plan to adopt SFAS 123(R) in the first quarter of 2006 but have not yet determined which transition option we will apply. The adoption of SFAS 123(R) will significantly impact our results of operations, but will have no impact on our overall financial position. The impact of SFAS 123(R) on our results of operations cannot be accurately predicted at this time, as it will depend on future market prices and equity grants. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard on the past period would likely approximate the pro forma amounts calculated and disclosed under the original Statement 123. SFAS 123(R) also requires that any tax benefit in excess of compensation cost, as calculated under the new standard, be reported in the statement of cash flows as a financing activity rather than an operating activity. This change will reduce reported net operating cash flow and will equally increase reported net financing cash flow in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.9 million, $5.1 million, and $2.4 million in 2004, 2003 and 2002, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the market adoption of our existing and new pharmaceutical products, including ABRAXANE™;

•	the amount and timing of costs associated with the continuing launch of ABRAXANE™;

•	the actual results achieved in further clinical trials of ABRAXANE™ may or may not be consistent with results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the timing of the completion of the re-validation process at the Melrose Park and Swiss facilities;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale, or approval, of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate any potential future acquisitions;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being sought by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact of recent, or future, legislative changes to the governmental reimbursement system.

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

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide the reader with summary level information on: our history, strategy, highlights of our 2005 first nine months and an update on our outlook for the remainder of 2005. Following this overview, the third-quarter 2005 MD&A is organized as follows:

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

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. We are a majority owned subsidiary of American BioScience, Inc., a California corporation. At September 30, 2005, American BioScience owned 47,984,160 shares, or 66.3%, of our outstanding common stock.

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

2005 Year-to-date Highlights

ABRAXANE™

The FDA approved ABRAXANE™, our licensed oncology product, for the filed indication on January 7, 2005 and ABRAXANE™ was launched on February 7, 2005. ABRAXANE™ net sales totaled $86.3 million in the first nine months of 2005.

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

In the latter half of 2005, ABRAXANE™ has attained important clinical publication objectives in the Journal of Clinical Oncology, including three editorials and three trial results, in the latter half of 2005, including:

•	on September 1, 2005, results for the multi-center Phase II study of ABRAXANE, which showed a 64% response rate in patients who received ABRAXANE in first-line therapy, were published in the Journal of Clinical Oncology;

•	on November 1, 2005, and available early online as the article was “expected to have a substantial and immediate impact on clinical practice”, the Pivotal Phase III trial in metastatic breast cancer; and,

•	on November 1, 2005, a report on activity in lung and ovarian cancer followed by weekly dosing of ABRAXANE.

To date, approximately 65 ABRAXANE™ clinical trials have been initiated or are planned. Going forward, the ABRAXANE™ clinical strategy is focused on obtaining additional data in:

•	earlier stages of disease;

•	in combination with chemo therapeutics, such as carboplatin, and in biologic products such as Herceptin® and Avastin®; and

•	expanded indications in other cancers and settings in which taxanes have been found effective.

Current ABRAXANE™ studies initiated in various settings include:

•	twenty-one studies in breast cancer; 14 in early disease and 15 in advanced disease;

•	fourteen studies in non-small cell lung cancer;

•	six studies in ovarian cancer; and

•	studies in prostate cancer, head and neck cancer and melanoma.

Currently, 20 ABRAXANE™ clinical studies are open, including:

•	nine breast cancer studies including evaluation:

•	as monotherapy in first-line metastatic breast cancer, plus Herceptin® in HER 2 positive patients;

•	in weekly dosing plus carboplatin, with Herceptin® for advanced HER 2 positive patients;

•	in combination with Xeloda™ in first-line metastatic breast cancer;

•	in weekly in neoadjuvant breast cancer; and

•	a dose dense pilot adjuvant study in breast cancer.

•	lung cancer studies including:

•	a phase II study as monotherapy in first-line non-small cell lung cancer;

•	a phase II trial in combination with carboplatin in first-line non-small cell lung cancer; and

•	a phase II toxicity trial in combination with carboplatin in advanced non-small cell lung cancer.

•	open studies in other indications:

•	a phase II trial in metastatic melanoma of previously treated and untreated ABRAXANE™ patients;

•	a phase I/II trial in solid tumors; and

•	a preclinical study in combination with radiation.

Core Generic Business

With respect to our core generic business, to date in 2005, we have obtained four FDA Abbreviated New Drug Application (“ANDA”) approvals. We currently have over 60 products under development, including 23 NDA/ANDAs on file and under review at the FDA, with related IMS proprietary sales approximating $2.8 billion, with over 40 potential ANDA applications under development with an IMS sales value of approximately $7.7 billion.

Third quarter 2005 cost of sales was impacted by $9.7 million in unabsorbed manufacturing costs related to the extended third-quarter upgrade and re-validation of production conditions at our Melrose Park, IL manufacturing facility. The Melrose Park facility has resumed partial production and is expected to resume full production later in November 2005. The full-year 2005 unabsorbed manufacturing costs of the extended shut-down are expected to approximate $15 million.

2005 Outlook

With respect to the remainder of 2005, we provide the following guidance:

•	Net sales in the base injectable business is expected to be in the range of $380-$400 million for 2005, assuming the re-validation of our Melrose Park facility and the launch of at least one key product by year end;

•	Net sales of ABRAXANE are expected to be in the range of $125 million to $140 million;

•	Gross margin is anticipated to be in the upper-50 percent range, after any ABRAXANE profit sharing and including approximately $15 million in incremental expense for the full year related to the Melrose Park upgrade and extended re-validation;

•	Expenses related to ABRAXANE are expected to be in the range of $55-$60 million for all of 2005.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and September 30, 2004

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our first quarter operating activities:

	Three Months Ended September 30,		Change Favorable (Unfavorable)
	2005	2004	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Oncology	$46,576	$24,267	$22,309	92%
Anti-infective	39,461	29,865	9,596	32%
Critical care	42,279	41,391	888	2%
Contract manufacturing and other	478	91	387

Total net sales	128,794	95,614	33,180	35%
Cost of sales	63,295	43,915	(19,380)

Gross profit	65,499	51,699	13,800	27%
Percent to net sales	50.9%	54.1%
Operating expenses:
Research and development costs	8,155	7,406	(749)	-10%
Percent to net sales	6.3%	7.7%
Selling, general and administrative expenses	31,612	21,693	(9,919)	-46%
Percent to net sales	24.5%	22.7%
Stock-based compensation	93	175	82	47%
Equity in net income of Drug Source Co., LLC	(283)	(753)	(470)	-62%

Total operating expenses	39,577	28,521	(11,056)	-39%

Percent to net sales	30.7%	29.8%
Operating income	25,922	23,178	2,744	12%
Percent to net sales	20.1%	24.2%
Interest income	563	439	124	28%
Interest expense and other	139	142	(3)
Loss on early extinguishment of credit facility	—	(1,986)	1,986

Income before income taxes	26,624	21,773	4,851	22%
Provision for income taxes	8,386	7,960	(426)

Net income	$18,238	$13,813	$4,425	32%

Income per common share:
Basic	$0.25	$0.20
Diluted	$0.25	$0.19
Weighted-average common shares outstanding:
Basic	72,158	70,399
Diluted	74,105	73,025

Net Sales

Net sales in the 2005 third quarter increased $33.2 million, or 35%, to $128.8 million as compared to the same 2004 quarter. ABRAXANE™, launched in February 2005, contributed $32.1 million in sales in the 2005 quarter. Impacted by the extended shut-down of our Melrose Park, IL manufacturing facility due to plant upgrades and the resulting re-validation of production conditions, third-quarter 2005 core generic net sales increased $1.1 million to $96.7 million. Third-quarter 2005 anti-infective net sales increased $9.6 million, or 32%, over the prior year quarter, driven by strong demand and pricing for our antibiotic products. Oncolytic net sales, excluding ABRAXANE™, decreased $9.8 million, or 40%, due to lower demand for pamidronate, due primarily to the ongoing impact of reimbursement changes which became effective January 1, 2005, and the impact of the extended Melrose Park re-validation process. Third-quarter 2005, critical care net sales rose $0.9 million, or 2%, comparable to the same 2004 quarter. The 1% increase in third-quarter 2005 core generic net sales over the prior year quarter, again excluding ABRAXANE™, was comprised of a 7% unit volume increase offset by the 6% impact of price declines.

Gross Profit

As compared to the 2004 third quarter, gross profit increased $13.8 million, or 27%, due primarily to the February launch of our higher-margin, proprietary oncology product, ABRAXANE™, partially offset by lower sales of pamidronate and $9.7 million in costs related to the extended shut down of our Melrose Park, IL manufacturing facility due to plant upgrades and the resulting re-validation of production conditions. Including the adverse 7.5% of sales impact of the extended Melrose Park shutdown on gross profit as a percent of sales , and as a result of the other factors above, gross profit represented 50.9% of sales in the 2005 quarter, or 40.6% excluding ABRAXANE™, as compared to 54.1% of sales in the third quarter of 2004.

Research and development (“R&D”)

Third-quarter 2005 R&D expense increased $0.7 million, or 10%, as compared to the 2004 third quarter due primarily to Swiss facility start up costs and increased generic development activity, partially offset by a $1.9 million decrease in ABRAXANE ™ production development activity post launch.

Selling, general and administrative (“SG&A”)

As compared to the 2004 third quarter, SG&A expense increased $9.9 million, or 46%, in the 2005 third quarter due primarily to a $5.9 million in third-party financial advisory fees, a $4.2 million increase in direct ABRAXANE™ sales and marketing costs post launch, and higher depreciation expense associated with a new SAP ERP system, partially offset by lower generic marketing costs.

Other Expenses

Drug Source Company, LLC, is a 50% owned company, and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our third-quarter equity income in Drug Source Company was $0.3 million and $0.8 million in the respective 2005 and 2004 third quarters. Research and development expense included raw material purchases from Drug Source Company of $0.3 million in the third quarters of both 2005 and 2004. Ending inventory included raw material purchases from Drug Source Company of $3.4 million and $2.9 million at September 30, 2005 and December 31, 2004, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash and was comparable between the 2005 and 2004 third quarters. Interest expense and other consists primarily of miscellaneous interest expense, the impact of foreign currency charges on intercompany trading accounts and other financing costs.

Provision for income taxes

Our effective income tax rate in the 2005 third quarter was 31.5% versus 36.6% in the prior year quarter. The 2005 third quarter included the $1.5 million, cumulative, year-to-date benefit of the reduction of our effective income tax rate from 37.0% to 35.5% in the quarter, reflecting the benefit of tax planning initiatives and the increased availability of tax credits in the period.

Nine months Ended September 30, 2005 and September 30, 2004

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our first half operating activities:

	Nine Months Ended September 30,		Change Favorable (Unfavorable)
	2005	2004	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Oncology	$125,149	$69,274	$55,875	81%
Anti-infective	129,137	83,914	45,223	54%
Critical care	119,100	125,656	(6,556)	-5%
Contract manufacturing and other	598	3,612	(3,014)

Total net sales	373,984	282,456	91,528	32%
Cost of sales	164,185	133,229	(30,956)

Gross profit	209,799	149,227	60,572	41%
Percent to net sales	56.1%	52.8%
Operating expenses:
Research and development costs	22,446	21,346	(1,100)	-5%
Percent to net sales	6.0%	7.6%
Selling, general and administrative expenses	92,243	65,583	(26,660)	-41%
Percent to net sales	24.7%	23.2%
Milestone payment	—	10,000	10,000
Stock-based compensation	1,009	650	(359)	-55%
Equity in net income of Drug Source Co., LLC	(1,808)	(1,991)	(183)	-9%

Total operating expenses	113,890	95,588	(18,302)	-19%

Percent to net sales	30.5%	33.8%
Operating income	95,909	53,639	42,270	79%
Percent to net sales	25.6%	19.0%
Interest income	1,646	1,284	362	28%
Interest expense and other	102	50	52
Loss on early extinguishment of credit facility	—	(1,986)	1,986

Income before income taxes	97,657	52,987	44,670	84%
Provision for income taxes	34,668	18,160	(16,508)

Net income	$62,989	$34,827	$28,162	81%

Income per common share:
Basic	$0.88	$0.50
Diluted	$0.85	$0.48
Weighted-average common shares outstanding:

Basic	71,636	70,234
Diluted	74,041	73,127

Net Sales

Net sales in the first nine months of 2005 increased $91.5 million, or 32%, to $374.0 million as compared to the first nine months of 2004. ABRAXANE™, launched in February 2005, contributed $86.3 million to this increase. Excluding ABRAXANE™, net sales of oncolytic products for the first nine months declined $30.4 million due to reduced demand for pamidronate, due primarily to the ongoing impact of reimbursement changes which became effective January 1, 2005. Anti-infective net sales for the first nine months of 2005 increased $45.2 million, or 54%, driven by good demand and stable pricing for our antibiotic products. Net sales of critical care products for the first nine months of 2005 fell $6.6 million, or 5%, as compared to the same period last year due primarily to the maturation of key critical care products. The 2% increase in the first nine months 2005 core generic net sales over the prior year period, again excluding ABRAXANE™, was comprised of a 3% unit volume increase offset by the 1% impact of price declines.

Gross Profit

As compared to the first nine months of 2004, gross profit increased $60.6 million, or 41%, due primarily to the February 2005 launch of ABRAXANE™, our higher-margin, proprietary oncology product, partially offset by lower sales of pamidronate and $9.7 million in costs, or 2.6% of sales, related to the extended shut down of our Melrose Park, IL manufacturing facility. Gross profit represented 56.1% of sales in the first nine months of 2005, 47.8% excluding ABRAXANE™, as compared to 52.8% of sales in the first nine months of 2004.

Research and development

R&D expense for the first nine months of 2005 increased $1.1 million, or 5%, as compared to the first nine months of 2004 due primarily to Swiss facility start up costs and increased generic development activity, partially offset by lower ABRAXANE ™ production development activity post launch.

Selling, general and administrative

As compared to the first nine months of 2004, SG&A expense increased $26.7 million, or 41%, in the first nine months of 2005 due primarily to a $15.4 million increase in direct ABRAXANE™ sales and marketing costs and $5.9 million in third-party financial advisory fees. The remaining increase was attributable to increased staffing requirements and related costs resulting from infrastructure enhancement and to higher depreciation expense associated with a new IT system.

Other Expenses

In the second quarter of 2004, we paid and expensed a $10.0 million milestone payment to American BioScience triggered by the FDA’s May 8, 2004 acceptance of the ABRAXANE™ NDA filing.

As compared to the first nine months of the prior year, our equity income in Drug Source Company increased $0.2 million, to $1.8 million in the 2005 period, primarily due to increased European sales of recently launched products. Research and development expense included raw material purchases from Drug Source Company of $2.0 million and $0.3 million in the year-to-date 2005 and 2004 periods, respectively.

Interest income consists primarily of interest earned on the intercompany note from American BioScience and interest earned on invested cash. The $0.4 million increase in interest income between the first nine months of 2005 and 2004 was primarily due to higher average interest rates in 2005 and higher balances of invested cash. Interest expense and other consists primarily of miscellaneous interest expense and other financing costs.

Provision for income taxes

Our effective income tax rate in the first nine months of 2005 was 35.5% versus 34.3% in the first nine months of the prior year. The 2004 period included the benefit of finalization of a $1.7 million investment tax credit. The 2005 effective rate reflects the benefits of tax planning strategies and increased availability of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	September 30, 2005	December 31, 2004
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$61,146	$67,629

Working capital	$242,291	$195,629

Total assets	$460,888	$373,333

Total stockholders’ equity	$402,639	$312,691

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$39,341	$31,317

Purchase of property, plant and equipment, product license rights and other	$(57,828)	$(31,506)

Financing activities	$11,801	$3,368

Capital Requirements

Our capital requirements depend on numerous factors, including:

•	working capital requirements and production, sales, marketing and development costs and any milestone payments required to support our recently launched proprietary oncology product, ABRAXANE™;

•	the need for manufacturing expansion and improvement;

•	the cost to upgrade and expand our product development facilities;

•	the requirements of any potential future, acquisitions, asset purchases or equity investments;

•	the amount of cash generated by operations.

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

Sources of Financing

In addition to available cash on hand, totaling $79.3 million on November 4, 2005, and cash flow from operations, we have additional financing available under our unsecured, four-year $150 million credit facility. There were no balances outstanding under our credit facility and we were in compliance with all covenants at September 30, 2005.

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

Sources and Uses of Cash

Operating Activities

In the first nine months of 2005, net cash provided by operating activities was $39.3 million as compared to $31.3 million in the first nine months of 2004. The increase in cash provided by operations for the first nine months of 2005 was due primarily to a $28.2 million increase in net income due in large part to ABRAXANE™ , and a $9.0 million increase in the income tax benefit on stock option exercises, and a $4.9 million increase in non-cash depreciation and amortization expense.

Investing Activities

Our investing activities consist principally of capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights. Also included in investing activities in the first nine months of 2005 and 2004 were a source of $35.2 million and a use of $5.0 million, respectively, related to our net sales or purchases of short-term investments. Our short-term investments consist of liquid, available-for-sale, municipal variable rate demand notes, which are recorded at cost, and may generally be redeemed upon short notice. Net cash used for the acquisition of property, plant and equipment totaled $39.3 million and $29.1 million in the first nine months of 2005 and 2004, respectively, the increase due primarily to increased investment in our core manufacturing and development capabilities. In the first nine months of 2005, purchase of product license rights included a $15.0 million license payment to American BioScience resulting from the FDA’s January 2005 approval of ABRAXANE™. The $15.0 million ABRAXANE™ milestone payment has been capitalized and is being amortized over seven years.

Financing Activities

Financing activities generally include cash flows from the proceeds from the exercise of employee stock options, the issuance or repurchase of our common stock and transactions with American BioScience, our parent company. Net cash provided by financing activities totaled $11.8 million in the first nine months of 2005 as compared to $3.4 million in the same period last year, and in each period consisted primarily of cash proceeds from the exercise of employee stock options and sale of stock through the employee stock purchase program.

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

Revenue recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for theses sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material; however we anticipate and in 2005 have provided for, an increase in Medicaid rebates as a result of the February 2005 launch of ABRAXANE™. Accruals for sales provisions are presented in our financial statements as a reduction of net revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

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

Our sales provisions totaled $448.7 million and $570.5 million in the first nine months of 2005 and 2004, respectively, and related reserves totaled $68.1 million and $124.4 million at September 30, 2005 and December 31, 2004, respectively.

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

These most significant estimates inherent in the initial chargeback provision relate first to wholesale units pending chargeback and, second, to the ultimate end-user contract-selling price. We base our estimation for these factors primarily on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing and our expectation for future contract pricing changes. One factor which complicates the chargeback calculation is the time lag between when the product is sold to the wholesaler, when the wholesaler sells the product to the end-user customer and then when we receive and process the chargeback. Other complicating factors include product sales for which no chargeback request is submitted and estimating the ultimate selling price of the product for products with rapidly changing market pricing conditions. Our chargeback provision is also potentially impacted by a number of market conditions, including competitive pricing, competitive products and changes impacting demand in both the distribution channel and healthcare provider. For example, a one-percent decrease in our estimated end-user contract-selling prices would have reduced net sales for the first nine months of 2005 by $0.6 million and a one percent increase in wholesale units pending chargeback at September 30, 2005 would have decreased net sales for the first nine months of 2005 by $0.4 million. These differences would similarly reduce future operating cash flow, operating earnings and our financial position.

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

Our net chargeback reserve totaled $38.1 million and $97.4 million at September 30, 2005 and December 31, 2004, respectively. The $59.3 million decrease in chargeback requirements during the first nine months of 2005 resulted primarily from lower quarterly generic sales, including of certain products with larger chargeback provision requirements, in the third quarter of 2005 as compared to the fourth quarter of 2004. As a proprietary product, ABRAXANE™ does not require significant chargeback reserves.

Contractual allowances, returns and credits, cash discounts and bad debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $11.9 million at September 30, 2005, comparable to the $11.4 million balance at December 31, 2004. A one-percent increase in the estimated rate of contractual allowances to sales at September 30, 2005 would increase the provision for contractual allowances by $1.9 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of net sales and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $12.6 million and $9.4 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased net sales for the first nine months of 2005 by $1.2 million.

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

At September 30, 2005, inventory included $13.2 million in cost relating to generic products pending FDA approval on that date. Included in the amount pending approval at September 30, 2005 was $7.5 million of Ceftriaxone. Based on information recently provided by our supplier regarding the results of an FDA inspection of the supplier, we do not anticipate FDA approval of our Ceftriaxone product in the near term. In the event that the FDA approval is unduly delayed or denied, our intention is to recover our investment in Ceftriaxone material from the supplier, although we may have to provide for and expense all, or a portion of, such inventory. At December 31, 2004, our investment in inventory pending regulatory approval consisted solely of ABRAXANE™ related inventory pending approval as of the financial statement date. Commercial shipments of ABRAXANE™ commenced on February 7, 2005.

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

SFAS 123(R) is effective for fiscal years beginning after June 15, 2005 and offers two alternate means of adoption, either: the “modified prospective” method in which compensation cost is recognized for awards granted after the effective date of the statement and outstanding, unvested awards granted prior to SFAS 123(R)’s effective date, or; a “modified retrospective” method which applies the modified prospective method, but allows companies to restate prior periods based on amounts calculated for pro forma disclosures under the original Statement 123 for either all prior periods presented or prior interim periods in the year of adoption.

We plan to adopt SFAS 123(R) in the first quarter of 2006 but have not yet determined which transition option we will apply. The adoption of SFAS 123(R) will significantly impact our results of operations, but will have no impact on our overall financial position. The impact of SFAS 123(R) on our results of operations cannot be accurately predicted at this time, as it will depend on future market prices and equity grants. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard on the past period would likely approximate the pro forma amounts calculated and disclosed under the original Statement 123. SFAS 123(R) also requires that any tax benefit in excess of compensation cost, as calculated under the new standard, be reported in the statement of cash flows as a financing activity rather than an operating activity. This change will reduce reported net operating cash flow and will equally increase reported net financing cash flow in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.9 million, $5.1 million, and $2.4 million in 2004, 2003 and 2002, respectively.

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

Date: November 9, 2005