Form 10-K
period 2005-12-31
AMERICAN PHARMACEUTICAL PARTNERS INC /DE/
filed 2006-03-10
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $956.5 million based on the Nasdaq closing price of $41.25 per common share on that date.

As of March 6, 2006, the Registrant had 72,694,985 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

American Pharmaceutical Partners, Inc.

FORM 10-K

For the Year Ended December 31, 2005

PART I

Item 1. BUSINESS

Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the success, completion and timing of our pending merger with American BioScience, or ABI;

•	the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane®;

•	the amount and timing of costs associated with Abraxane®;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate potential future acquisitions;

•	the availability and price of acceptable raw materials and component from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact of recent legislative changes to the governmental reimbursement system.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2006.

Overview

We are a pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. We hold the exclusive North American right to sell Abraxane®, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. In January 2005, ABI’s New Drug Application, or NDA, for Abraxane® was approved by the U.S. Food and Drug Administration, or FDA, and we launched the product on February 7, 2005. Our wholly-owned subsidiary, Pharmaceutical Partners of Canada, Inc., markets injectable pharmaceutical products in Canada.

We began in 1996 with an initial focus on U.S. marketing and distribution of generic pharmaceutical products manufactured by others. In June 1998, we acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business, including manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were approved by or pending with the FDA.

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

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. We are a majority owned subsidiary of American BioScience, Inc., a California corporation. At December 31, 2005, American BioScience owned 47,984,160 shares, or 66.2%, of our outstanding common stock.

Merger Agreement

On November 27, 2005, we entered into an agreement and plan of merger with American BioScience, Inc., or ABI, under which ABI will merge with and into us, with our company continuing as the surviving corporation. In the merger, holders of shares of ABI common stock will receive 86,096,523 shares of our common stock, plus the number of shares of our common stock held by ABI at the effective time of the merger (which was 47,984,160 shares as of December 31, 2005), less the number of shares of our common stock issuable after the effective time of the merger with respect to restricted stock units issued under the ABI restricted unit plan contemplated to be adopted by ABI under the merger agreement (with this number of shares of our common stock to be issued as part of the merger consideration, but to be issued to holders of ABI restricted stock units in cancellation of such units). The 47,984,160 shares of our common stock held by ABI prior to the merger and acquired by our company in connection with the merger will be cancelled without payment of any additional merger consideration. Upon completion of the merger, the former holders of ABI common stock, together with the holders of ABI restricted stock units, will be issued shares of our common stock representing approximately 83.5% of our common stock outstanding on a fully-diluted basis immediately after the merger. This percentage reflects only the shares to be issued in the merger but does not include any shares of our common stock held by individual ABI shareholders prior to the merger. In connection with the merger, our certificate of incorporation will be amended to (a) increase the authorized number of shares of our common stock to 350,000,000 and (b) change our name to “Abraxis BioScience, Inc.” Following the merger, our common stock will be traded and quoted on The Nasdaq National Market under the symbol “ABBI.”

ABI is a privately held biotechnology company focused on the discovery, development and delivery of next-generation therapeutics, including biologically active molecules already existing within the human biological system, for the treatment of life-threatening diseases. ABI currently has three wholly owned subsidiaries, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, and two majority owned subsidiaries, Resuscitation Technologies, LLC and our company. VivoRx AutoImmune licenses and sublicenses intellectual property relating to third-party manufacturing of scientific assay kits. Chicago BioScience was formed to acquire a pharmaceutical manufacturing facility that is intended to be modified and used for the manufacture and development of existing and future products, including the manufacture of clinical supplies, and to provide additional research and development capabilities. Transplant Research Institute holds various intellectual property and other rights. Resuscitation Technologies is a research and development collaboration for a licensed drug. At December 31, 2005, ABI owned 83% of Resuscitation Technologies.

ABI owns the worldwide rights to Abraxane®, a next generation taxane oncology product that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 as the first in a new class of albumin-bound nanoparticle drugs for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. Effective January 1, 2006, ABI received a unique reimbursement “J” code for Abraxane®, which will facilitate reimbursement from Medicare and Medicaid as well as private payors. ABI has embarked upon an aggressive and comprehensive clinical development plan to maximize the commercial potential of Abraxane®. As of December 31, 2005, approximately 77 Abraxane® clinical studies (including investigator-initiated studies) were planned or underway, of which 23 clinical trials had active patient enrollment. ABI currently anticipates that it will initiate or plan Phase III registrational trials for Abraxane®, including in lung, melanoma, ovarian, prostate and pancreatic cancers by the end of 2006. With regard to the global commercialization of Abraxane®, ABI anticipates filing for regulatory approval for various indications in multiple foreign countries, including countries in the European Union, China and Australia in 2006.

ABI believes the successful launch of Abraxane® validates its nanoparticle albumin-bound, or nab™, tumor targeting technology, a novel mechanism to deliver chemotherapy agents in high concentrations preferentially to all tumors secreting a protein called SPARC, which attracts and binds to albumin. ABI’s research and development approach is based on the integration of ABI’s protein nanoparticle technology platform (ProtoSphere™), ABI’s natural product library, ABI’s reverse peptide technology, ABI’s multi-functional chemistry capabilities with ABI’s in-house clinical trial and regulatory strengths. ABI’s intellectual property portfolio includes 130 issued U.S. and foreign patents and 126 pending U.S. and foreign patent applications.

ABI’s product pipeline includes numerous clinical oncology and cardiovascular product candidates in various stages of testing and development, including 48 Phase II Abraxane® clinical studies, four Phase II Coroxane™ (Abraxane® under the trade name Coroxane™) clinical studies for cardiovascular indications and six clinical product candidates in the Pre-IND stage. ABI also has numerous discovery product candidates for various indications such as anesthesia, oncology and transplantation. ABI believes the application of its nab™ technology will serve as the platform for the development of numerous drugs for the treatment of life-threatening diseases.

In the merger, ABI will merge with and into us. We will be the corporation surviving the merger, and our name will change to Abraxis BioScience, Inc. Following the merger Abraxis BioScience currently is expected to be organized into four key operating divisions, with Dr. Soon-Shiong, our current Chief Executive Officer and Executive Chairman, continuing to serve as Chief Executive Officer and Executive Chairman of Abraxis BioScience:

•	American Pharmaceutical Partners. Our current injectable business will operate under American Pharmaceutical Partners. Following completion of the merger, Nicole Williams, our current Chief Financial Officer, is expected to serve as President of the American Pharmaceutical Partners division as well as Chief Financial Officer of Abraxis BioScience.

•	Abraxis Oncology. Our current Abraxis Oncology division will continue as a separate division after the merger. The Abraxis Oncology division will market and sell our proprietary oncology product Abraxane® globally as well as any future oncology products Abraxis BioScience develops. Following completion of the merger, Carlo Montagner is expected to serve as President of Abraxis Oncology.

•	Abraxis Research. Discovery, research and development and regulatory operations will be under Abraxis Research. The Abraxis Research division will be responsible both for the advancement of the technology platform and the discovery and development of the product pipeline for both the American Pharmaceutical Partners and Abraxis Oncology divisions, leveraging ABI’s clinical trial competencies and the regulatory expertise of both us and ABI. Dr. Soon-Shiong will serve as the initial President of Abraxis Research.

•	Abraxis BioCapital. External corporate opportunities will be under Abraxis BioCapital. Abraxis BioCapital will be responsible for supplementing internal discovery efforts by pursuing strategic collaborations of early-stage technologies from academia and start-up biotechnology companies by in-licensing or acquisitions to leverage the manufacturing, clinical trial and regulatory capabilities of Abraxis BioScience. Following completion of the merger, Anthony E. Maida, III is expected to serve as President of Abraxis BioCapital.

•	We anticipate that our board of directors after the merger will consist of a majority of independent directors and will include our current board members Dr. Soon-Shiong, Dr. David S. Chen, Ph.D., Dr. Stephen D. Nimer, M.D., Leonard Shapiro and Kirk K. Calhoun. In addition, Sir Richard Sykes, former chairman and chief executive officer of Glaxo Wellcome plc and chairman of GlaxoSmithKline plc, has agreed to join our board of directors following completion of the merger. Additional independent board members are expected to be announced prior to the closing of the merger.

For accounting purposes, the pending merger between us and ABI would be referred to as a downstream merger and ABI would be viewed as the surviving entity rather than us (although we are the surviving entity for legal purposes). As such, the merger would be accounted for in ABI’s consolidated financial statements as an implied acquisition of our minority interest using the purchase method of accounting. Under this accounting method, our accounts, including goodwill, would be adjusted to reflect the minority interests’ share of any differences between their fair values and book values as of the merger closing date. Our total fair value would be based on the weighted average market price of our common stock over a period of a few days before and after the date the merger agreement for the transaction was announced.

Furthermore, because ABI would be treated as the continuing reporting entity for accounting purposes, our filed reports, as the surviving corporation in the merger, after the date of the merger would parallel the financial reporting required under generally accepted accounting principles in the United States, or GAAP, and SEC reporting rules as if ABI were the legal successor to its reporting obligation as of the date of the merger.

Our Products

Injectable Pharmaceuticals Products under Development

Since 1998, when we acquired seven pending abbreviated new drug applications, or ANDAs, we have filed a total of 92 applications with the FDA and received a total of 59 product approvals. We received 6 product approvals in 2005 and five product approvals and two tentative approvals, to date, in the first quarter of 2006. We currently have 23 ANDAs pending with the FDA and over 70 product candidates under development across our oncology, anti-infective and critical care product categories. The following table highlights recent ANDA approvals:

Overview of Recent Approvals, Approved Filings and Launch Activity

Product	Reference Brand Product	Indication	Approval Date	Launch Date
Ampicillin-Sulbactam	Unasyn®	Anti-Infective	11/29/05	Dec-05
Azithromycin	Zithromax®	Anti-Infective	12/13/05	Feb-06
Dexamethasone	Decadron®	Critical Care	4/22/05	Jan-05
Esmolol Hydrochloride	Brevibloc®	Critical Care	5/2/05	May-05
Ciprofloxacin(t)	Cipro®	Anti-Infective	2/19/04	2006(e)
Vinorelbine	Navelbine®	Oncology	4/18/05	Jul-05
Ceftriaxone	Rocephin®	Anti-Infective	2/16/06	Feb-06
Octieotide Acetate	Sandostatin®	Oncology	2/13/06	Mar-06
Ondansetron(t)	Zofran®	Oncology	3/8/06	Dec-06

(t)	tentative FDA approval, as of the date of this filing, pending only patent expiry and any subsequent exclusivity periods.
(e)	expected, actual launch could be delayed.

Injectable Oncology Products

We presently manufacture and market 17 injectable oncology products in 33 dosages and formulations. According to IMS Health, Inc., or IMS, a pharmaceutical market research firm, during 2005 we were the market leader for six of these products in terms of units sold in the United States, selling more units than the innovators and generic competitors. Net sales of our injectable oncology products increased 93% to $184.8 million in 2005, representing 36% of our total net sales for that year. Included in 2005 oncology net sales was $133.7 million in net sales of Abraxane®, our first proprietary product.

Our oncology products include:

Carboplatin. Carboplatin is indicated for the initial treatment of advanced ovarian carcinoma in combination with other chemotherapeutic agents and for the palliative treatment of recurrent ovarian carcinoma after prior chemotherapy. Carboplatin is the generic equivalent of Bristol Myers Squibb Company’s Paraplatin®. We launched the liquid and lyophilized versions of Carboplatin in October 2004 and we received approval for the liquid, 600 mg, multi-dose vial form of the product in February 2006.

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

Ifosfamide. Ifosfamide is a chemotherapy drug used to treat germ cell testicular cancer and is often given in combination with Mesna. Bristol-Myers originally marketed ifosfamide under the brand name Ifex®. In response to customer requests, we were the first to offer individually packaged generic ifosfamide; our lyophilized form eliminated the need for the refrigerated storage required by the previous generic ifosfamide/mesna kit packaging. We launched ifosfamide in July 2002 with 180-day exclusivity.

Mesna. Mesna is a cytoprotectant used to treat the side effects associated with certain chemotherapy drugs. Bristol-Myers originally marketed mesna under the brand name Mesnex®. Launched in May 2001, we were the first to market a generic version of mesna.

Injectable Anti-Infective Products

We manufacture and market 18 injectable anti-infective products. According to IMS, we were the United States market leader for seven injectable anti-infective products in terms of units sold during 2005. Our injectable anti-infective products generated net sales of $169.8 million in 2005, an increase of $44.8 million, or 36%, over the prior year and also represented 33% of 2005 total net sales.

We believe we offer one of the most comprehensive portfolios of injectable anti-infective products, including eight different classes of antimicrobials. We believe we are the only generic pharmaceutical company that owns and operates a dedicated cephalosporins manufacturing facility in the United States. The FDA requires dedicated facilities for the manufacture of cephalosporins. We currently are the only generic competitor offering first-generation, second-generation and third generation generic cephalosporins. According to IMS, the 2005 markets for second and third generation cephalosporins were approximately $83 million and $667 million, respectively.

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

Ampicillin. Ampicillin is a penicillin based antibiotic, which treats various types of infections of the skin, central nervous system, heart, respiratory tract, sinuses, ear and kidney.

Gentamicin. Gentamicin is an antibiotic used to treat endocarditis, septicemia and bacterial, bone, respiratory tract, soft tissue, urinary tract and other infections. Schering-Plough originally marketed this product under the brand name Garamycin®. We currently are one of three competitors for gentamicin.

Injectable Critical Care Products

We manufacture and market more than 61 injectable critical care products. According to IMS, 16 and 11 of our critical care products held first or second position, respectively, in the United States market in terms of units sold in 2005. Our critical care product line encompasses a wide range of products essential to hospitals and clinics, ranging from diluents, to heart medications, to steroidal products to sedatives. Our injectable critical care products generated net sales of $163.6 million in 2005, representing 32% of our total net sales for that year.

Our critical care products include:

Heparin. Injectable heparin is a blood thinner used to prevent and treat blood clotting, especially during and after surgery. We manufacture one of the most comprehensive lines of injectable therapeutic heparin. We currently are one of four competitors for injectable heparin.

Oxytocin. Oxytocin is used to induce labor at term and control postpartum bleeding. Wyeth-Ayerst originally marketed oxytocin under the brand name Pitocin®. We are currently the only domestic manufacturer of generic oxytocin.

Proprietary Injectable Product

ABRAXANE®, a proprietary injectable oncology product

ABRAXANE® Overview

Abraxane® is a next generation, nanometer-sized, solvent-free taxane that was approved by the FDA in January 2005 for its initial indication in the treatment of metastatic breast cancer. Launched in February 2005, Abraxane® achieved 2005 net sales of $133.7 million in the 11 months following its launch. Taxanes are one of the most widely used chemotherapy agents, with an estimated current use by approximately 325,000 patients in the United States alone and an estimated current worldwide market size approaching $2.0 billion. We have licensed the exclusive North American marketing rights and worldwide manufacturing rights for Abraxane® from ABI. Effective January 1, 2006, ABI received a unique reimbursement “J” code for Abraxane®, which will facilitate reimbursement from Medicare and Medicaid as well as private payors.

Abraxane® represents the first in a new class of protein-bound taxane particles that takes advantage of albumin, a natural carrier of water insoluble molecules (e.g., various nutrients, vitamins and hormones) found in humans. Because tumors have an increased need for nutrients to support rapid malignant growth, albumin complexes accumulate preferentially in tumors. Recent molecular analyses have identified receptor-mediated pathways (gp60) facilitating active transport of albumin complexes from the blood into tissues and resulting in preferential accumulation in tumors by tumor-secreted proteins (SPARC) which attract albumin. Abraxane® consists only of paclitaxel nanometer-sized albumin-bound particles and, in a pivotal 460 patient Phase III clinical trial, demonstrated an almost doubling of the response rate, a longer time to tumor progression in metastatic breast cancer as well as an increased survival in patients previously treated for metastatic disease when compared to Taxol®. We believe that this nab™ tumor targeting technology and these albumin pathways allow more rapid delivery of paclitaxel to the cancer cells, with preferential accumulation while at the same time allowing less drug indiscriminately into normal, healthy cells. This is supported by the clinical findings demonstrated by Abraxane®.

Overcoming the obstacles and toxicity of solvents

Many oncology drugs are water insoluble and thus require solvents to formulate the drugs for injection. Taxol® contains the active ingredient paclitaxel dissolved in the toxic solvent Cremophor. The toxicity of Cremophor limits the dose of Taxol® that can be administered, potentially limiting the efficacy of the drug. Furthermore, patients receiving Taxol® require pre-medication with steroids to prevent the toxic side effects associated with Cremophor and, in some cases, require a growth factor such as G-CSF to overcome low white blood cell levels resulting from chemotherapy. It is estimated that the annual cost in the United States of managing taxane related toxicity in metastatic breast cancer patients exceeds $762 million.

Abraxane® utilizes ABI’s nab™ tumor targeting technology to encapsulate paclitaxel in albumin, a human protein found in blood and avoids the need for Cremophor. Because it contains no toxic solvents, this next-generation taxane product enables the administration of 50% more chemotherapy with a well-tolerated safety profile, requires no routine premedication to prevent hypersensitivity reactions, can be given over a shorter infusion time using standard IV tubing and reduces the need for G-CSF support.

ABRAXANE® Clinical Development and Label Expansion Plans

ABI, which is responsible for the clinical development of Abraxane® under the license agreement, has embarked upon an aggressive and comprehensive clinical development plan to maximize the commercial potential of Abraxane® in cancers involving the breast, lung, prostate, ovary, cervix, head and neck, pancreas, stomach and skin. Approximately 77 Abraxane® clinical studies (including investigator-initiated studies) were planned or underway as of December 31, 2005 for various indications as set forth in the table below.

Indication	Ongoing Clinical Trials	Protocols in Review	Protocols in Development	Total
Metastatic Breast Cancer	7	4	7	18
Neoadjuvant/Adjuvant Breast Cancer	4	9	3	16
Non-Small Cell Lung Cancer	6	2	4	12
Prostate Cancer	1	2	2	5
Ovarian Cancer	2	2	2	6
Malignant Melanoma	1	1	3	5
Other Cancers (e.g., GI, Head and Neck, Pancreatic and Cervical)	2	5	8	15

Total	23	25	29	77

As of December 31, 2005, 23 Abraxane® clinical studies had active patient enrollment, including:

•	ten breast cancer studies, including evaluation:

•	as monotherapy in first-line metastatic breast cancer, in combination with Herceptin® in HER 2 positive patients;

•	in weekly dosing in combination with carboplatin, with Herceptin® for advanced HER 2 positive patients;

•	in combination with Xeloda™ in first-line metastatic breast cancer;

•	in combination with Navelbine in first-line metastatic breast cancer;

•	in weekly dosing in neoadjuvant breast cancer; and

•	in a dose dense pilot adjuvant study in breast cancer.

•	four lung cancer studies, including evaluation:

•	as monotherapy in first-line non-small cell lung cancer;

•	in combination with carboplatin in first-line non-small cell lung cancer; and

•	in combination with carboplatin and avastin in non-small cell lung cancer.

•	additional studies for other indications, including evaluation:

•	in metastatic melanoma;

•	in prostate cancer; and

•	in ovarian cancer.

Phase III Registrational Trials.

ABI currently anticipates that it will initiate or plan Phase III registrational trials for Abraxane®, including in lung, melanoma, ovarian, prostate, and pancreatic cancers by the end of 2006. A Phase III registrational trial in ovarian cancer is anticipated to begin following completion of Phase I studies required in this post-operative patient population.

ABRAXANE® License and Manufacturing Agreements

We hold the exclusive North American marketing rights and worldwide manufacturing rights for Abraxane®. The FDA approved Abraxane®, for the filed indication on January 7, 2005 and Abraxane® was launched on February 7, 2005. Abraxane® is licensed from ABI, which is responsible for conducting the clinical studies of and obtaining regulatory approval for Abraxane®. This license agreement would effectively cease to exist upon the consummation of the merger between us and ABI.

In November 2001, we signed a perpetual license agreement with ABI under which we acquired the exclusive rights to market and sell Abraxane® in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to ABI of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory, publication and sales objectives for licensed indications. ABI is responsible for conducting clinical studies in support of Abraxane® and for substantially all costs associated with the development and obtaining regulatory approval for Abraxane®. Any profit, as defined in the license agreement, resulting from our sales of Abraxane® will be shared equally between ABI and us, following the recapture of half of the pre-launch sales, marketing and preproduction start-up costs we have incurred.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, ABI’s remaining obligation to complete the NDA filing and the potential sales of the product under licensed clinical indications. The license agreement was a product of several months of extensive negotiation with ABI involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors, with those directors who also have an affiliation with ABI recusing themselves from the vote. There are no restrictions on how ABI would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of Abraxane® in relation to our licensed product rights and for other purposes.

In December 2001, in conjunction with our initial public offering, we recorded an initial payment due ABI of $60.0 million. In our financial statements, the license agreement was accounted for as an asset contributed by a principal shareholder using the shareholder’s historical cost basis, which was zero, and the $60.0 million payment was accounted for as a distribution of stockholders’ equity. For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period. Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.

Under the license agreement, ABI earned milestone payments upon the filing and approval of Abraxane® for the metastatic breast cancer indication. The first such milestone of $10.0 million was achieved in May 2004 when the FDA accepted ABI’s NDA for the metastatic breast cancer indication. This payment was expensed and paid in the second quarter of 2004. The FDA then approved Abraxane® for the filed indication in January 2005, triggering a $15.0 million milestone payment in the first quarter of 2005 which has been capitalized and is being amortized over the expected life of the product, subject to periodic review for impairment.

Regulatory and publication achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to ABI. Such payments generally total $17.5 million per agreed indication. As with the indication of metastatic breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if sales of the product do not meet specified levels.

Upon achievement of major annual one-time Abraxane® sales milestones, we are required to make additional payments which, in the aggregate, could total $110.0 million should annual Abraxane® sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year Abraxane® sales in excess of $200.0 million and the second sales milestone of $20.0 million upon the achievement of annual calendar year sales in excess of $400.0 million. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

Under the license agreement, profit on our sales of Abraxane® in North America is shared equally between ABI and us. The license agreement defines profit as Abraxane® net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we have expensed as incurred, but which will be charged against first profit under the agreement) and an allocation of related general and administrative expenses. We expense ABI’s share of profit earned in our statements of income as an element of cost of sales. During the 2005 fourth quarter we expensed $3.3 million of profit sharing fees related to Abraxane®. Any costs and expenses related to product recalls and product liability claims generally will be split equally between ABI and us and expensed as incurred.

In November 2001, along with the license agreement for Abraxane®, we also entered into a manufacturing agreement with ABI under which we agreed to manufacture Abraxane® for ABI and its licensees for sales outside North America. Under this agreement, we have the right to manufacture Abraxane® for sales worldwide. For sales outside of our licensed territories, we will charge ABI and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by ABI.

Research and Development

We have approximately 92 employees dedicated to product development who have expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery. We own and operate a 140,000 square foot research and development facility in Melrose Park, Illinois. The Melrose Park facility is currently undergoing a major renovation, reconfiguration and expansion to enhance our development capabilities. We have made, and will continue to make, substantial investment in research and development. Research and development costs for the fiscal year ended December 31, 2005 totaled $30.2 million, including $3.8 million related to the development of Abraxane® manufacturing capabilities.

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

Sales and Marketing

Our core generic products are primarily marketed by a dedicated sales force to hospitals, long-term care facilities, alternate care sites, clinics and doctors who administer injectable products in their offices. Many purchases by these buyers are made through arrangements with GPOs, which negotiate collective purchasing agreements on behalf of their members, or through specialty distributors, which specialize in particular therapeutic categories such as oncology. We sell to members of all of the major GPOs in the United States, which we believe collectively represent over 95% of all hospital-based pharmaceutical purchasers in the United States. We also sell products to the leading specialty distributors. We believe we have access to nearly 100% of the buyers of injectable products in the United States. Our core generic sales force is comprised of approximately 33 field sales and national accounts professionals, supported by our customer service and sales support groups. Our representatives typically have substantial injectable pharmaceutical sales experience in the geographic region in which they operate.

In late 2003, we formed the Abraxis Oncology division to prepare for, and market and sell, our proprietary oncology product Abraxane® upon its launch. The dedicated Abraxis Oncology sales and marking group is specifically targeted on key segments of the oncology market: specifically, leading oncologists, cancer centers and the oncology distribution channel. During 2004, Abraxis Oncology finalized the marketing strategy, developed marketing and sales tools, gained a thorough understanding of the market and educated thought leaders on the nanoparticle technology underlying Abraxane® and the new class of drugs it represents. Presently, Abraxis Oncology is comprised of approximately 112 individuals including a 100 member sales force and marketing and medical support staff.

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

Our international sales, outside the U.S. and Canada, are approximately 2% of our total net sales.

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

We believe that Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol Myers Squibb’s Taxol® and its generic equivalents, Sanofi-Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane®.

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

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. As of December 31, 2005, we owned several patents issued by the U.S. Patent and Trademark Office, and have additional patent applications pending, relating to our products including certain manufacturing methods. In addition, Abraxane®, and the technology surrounding Abraxane®, is covered by a number of issued patents owned by ABI and licensed by us relating to composition of matter, method of use and method of preparation.

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

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. U.S. Patent and Trademark Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. We could incur substantial costs and our management’s attention would be diverted if:

•	patent litigation is brought by third parties

•	we are party to or participate in patent suits brought against or initiated by our licensors

•	we initiate similar suits

•	we are party to or participate in an interference proceeding

In addition, we may not prevail in any of these actions or proceedings.

Employees

As of December 31, 2005, we had a total of 1,488 full-time employees, of which 92 were engaged in research and development, 282 were in quality assurance and quality control, 798 were in manufacturing, 207 were in sales and marketing and 109 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Item 1A. RISK FACTORS

Factors That May Affect Future Results of Operations

The merger is expected to result in benefits to the combined company, but the combined company may not realize those benefits due to challenges associated with integrating the companies or other factors.

The success of the merger will depend in part on the success of management of the combined company in integrating the operations, technologies and personnel of the two companies following the effective time of the merger. The inability of the combined company to meet the challenges involved in integrating successfully our operations with that of ABI or otherwise to realize any of the anticipated benefits of the merger could seriously harm the combined company’s results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

•	integrating the two company’s operations, technologies and products;

•	coordinating and integrating sales and marketing, research and development and manufacturing functions;

•	demonstrating to our customers that the merger will not result in adverse changes in business focus;

•	assimilating the personnel of both companies and integrating the business cultures of both companies;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	maintaining employee morale and motivation.

We may not be able to successfully integrate ABI’s operations in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the merger, including synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the merger are based on assumptions and current expectations, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, the combined company’s ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that our or ABI’s relationships with existing or potential customers, suppliers or strategic partners is adversely affected as a consequence of the merger, or by practical or legal constraints on its ability to combine operations. Furthermore, financial projections based on these assumptions relating to integration may not be correct if the underlying assumptions prove to be incorrect.

If the merger is not completed, we will have nonetheless incurred substantial costs and our financial results and operations and the market price of our common stock may be adversely affected.

We have incurred and expect to continue to incur substantial costs in connection with the pending merger. These costs are primarily associated with the fees of financial advisors, attorneys, accountants and consultants. In addition, we have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will receive little or no benefit from these costs.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and our customers, suppliers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

If Abraxane® does not achieve strong market acceptance, our future profitability could be adversely affected and we would be unable to recoup the investments made to commercialize this product.

We have made and will continue to make a significant investment in Abraxane®, including upfront and milestone payments, expansion of our marketing, sales and manufacturing staff, the acquisition of paclitaxel raw material, and the manufacture of finished product. In addition, a key consideration in our decision to enter into to the merger agreement with ABI was the fact that ABI holds the worldwide rights to Abraxane®. Following the consummation of our pending merger with ABI, we will also be responsible for conducting clinical trials and obtaining necessary regulatory approvals for the use of Abraxane® in other indications and settings. The success of Abraxane® in the Phase III trial for metastatic breast cancer may not be representative of the future clinical trial results for Abraxane® with respect to other clinical indications. The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials, including those ongoing at present. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	slower than anticipated patient enrollment

•	difficulty in finding and retaining patients fitting the trial profile

•	adverse events occurring during the clinical trials

Although approved by the FDA for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. In 2005 our net sales of Abraxane® was $133.7 million, which represented approximately 25.8% of our total net sales. We anticipate that sales of Abraxane® will remain a significant portion of our net sales over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®. Our inability to successfully manufacture, market and commercialize Abraxane® could cause us to lose some of the investment we have made and will continue to make to commercialize this product.

If we are unable to develop and commercialize new products, our financial condition will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. We have over 60 new product candidates under development with more than 23 ANDAs for new injectable products currently pending at the FDA. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

Our top ten products, including Abraxane®, comprised approximately 63% of our 2005 net sales. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

State pharmaceutical marketing compliance and reporting requirements may expose the combined company to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm our business.

The manufacture of our products is highly exacting and complex, and if we or our suppliers encounter production problems, our business may suffer.

All of the pharmaceutical products we make are sterile, injectable drugs. We also purchase some such products from other companies. Additionally, the process for manufacturing the nano-particle product Abraxane®

is relatively new and unique. The manufacture of all our products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used, lost revenue, time and expense spent in investigating the cause, and, depending on the cause, similar losses with respect to other batches or products. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. To the extent we experience problems in the production of our pharmaceutical products, this may be detrimental to our business, operating results and reputation.

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

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Hospira, Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), Sicor Inc. (recently acquired by Teva) and Mayne Pharma (Faulding Pharmaceuticals) and, in the future, increased competition from new, foreign competitors. Smaller and foreign companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol Myers’ Taxol® and its generic equivalents, Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane®. Many of our competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than us. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

Any reduction in demand for our products could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, or loss of market share. These competitive pressures could adversely affect our business and operating results.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Reimbursement by such payors is presently undergoing reform and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products.

Medicare, Medicaid and other governmental reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Generic drug manufacturers’ agreements with federal and state governments provide that the manufacturer will remit to each state Medicaid agency, on a quarterly basis, 11% of the average manufacturer price for generic products marketed and sold under abbreviated new drug applications covered by the state’s Medicaid program. For proprietary products, which are marketed and sold under new drug applications, manufacturers are required to rebate the greater of (a) 15.1% of the average manufacturer price or (b) the difference between the average manufacturer price and the lowest manufacturer price for products sold during a specified period.

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, significant uncertainty exists as to the reimbursement status of newly approved injectable pharmaceutical products, including Abraxane®. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.

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

Prior to the closing of the merger, we and ABI are either required to obtain the consent to the merger from our respective lenders under our credit facilities, replace these facilities with a combined expanded credit facility or refinance the outstanding balance under the ABI credit facility.

ABI currently has a $200 million credit facility, under which $190 million was outstanding as of December 31, 2005. The ABI credit facility is secured by all of ABI’s assets, including most of the shares of our common stock held by ABI and ABI’s intellectual property. Any amounts outstanding under the ABI credit facility will be assumed by us in connection with our pending merger with ABI. Prior to the consummation of the merger, we expect to enter into an expanded combined credit facility to increase the total credit available and, to the extent necessary, to refinance preexisting debt, including ABI’s debt under its credit facility. Although we believe that we will be able to negotiate an expanded combined credit facility or otherwise refinance ABI’s existing debt on terms acceptable to us, we may be unable to do so. In such event, we may be required to pay off the outstanding balance under the ABI credit facility by using our available cash and/or other borrowings. If we are unable to refinance the outstanding balance under the ABI credit facility or the balance is not paid off prior to the closing of the merger, then we would be in default under the ABI credit facility and the lenders would be entitled to proceed against the assets securing ABI’s obligations, including ABI’s shares of our common stock which are securing such obligations.

Under the terms of our existing $150 million credit facility, we also are required to obtain the consent of our lenders to the merger. We had no outstanding balance under our credit facility as of December 31, 2005. If we do not obtain the consent of our lenders, then we would be in default and not be able to borrow under our credit facility.

The assumption of ABI’s debt under its credit facility may impose operating and financial restrictions on the combined company, which may prevent the combined company from capitalizing on business opportunities and taking some actions.

The assumption or refinancing of ABI’s debt under the ABI credit facility may impose operating and financial restrictions on the combined company. These restrictions may limit the combined company’s ability to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens or acquire, merge or consolidate with other businesses. In addition, our existing revolving credit facility requires us to maintain specified financial ratios and we expect that any expanded combined credit facility would have similar requirements. We cannot assure that these financial and operational covenants will not hinder our ability to finance future operations or capital needs or to pursue available business opportunities, including the purchase of additional facilities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under this credit facility. If a default occurs, the relevant lenders could elect to declare the outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Further, we may require additional capital in the future to expand business operations, acquire businesses or facilities, or replenish cash expended sooner than anticipated. The assumption of debt under ABI’s credit facility may limit the combined company’s ability to obtain additional capital or such additional capital may not otherwise be available on satisfactory terms.

American BioScience owns a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

ABI owns approximately 66.2% of our common stock and has the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. If the merger is completed, we expect that we will issue to ABI shareholders approximately 134,080,683 shares of our common stock, with the 47,984,160 shares of our common stock held by ABI prior to the merger and acquired by our company in connection with the merger to be cancelled without payment of any additional merger consideration. Upon completion of the merger, the former holders of ABI common stock, together with the holders of ABI restricted stock units, will be issued shares of our common stock representing approximately 83.5% of our common stock outstanding on a fully-diluted basis immediately following the merger. This percentage reflects only the shares to be issued in the merger but does not include any shares of our common stock held by individual ABI shareholders prior to the merger. Our Executive Chairman and Chief Executive Officer, Dr. Soon-Shiong, is also the president, chief financial officer and a director of ABI. As of December 31, 2005, Dr. Soon-Shiong beneficially owned approximately 98.9% of the outstanding capital stock of ABI. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have a potential conflict of interest with respect to ABI that we may not be able to resolve on terms favorable to us.

Conflicts may arise between ABI and us in a number of areas relating to our past and ongoing relationships, including:

•	terms under the merger agreement

•	intellectual property matters, as well as licensing arrangements we have entered, or may enter, into with ABI

•	employee retention and recruiting

•	loans

•	payment of dividends

•	issuances of capital stock

•	election of directors

•	business opportunities that may be attractive to both ABI and us

In addition, our Executive Chairman and Chief Executive Officer, Patrick Soon-Shiong, M.D., is also the president, chief financial officer and a director of ABI and beneficially owns approximately 98.9% of the outstanding capital stock of ABI as of December 31, 2005. As a result, he may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of ABI.

We expect to resolve potential conflicts of interest on a case-by-case basis, in the manner required by applicable law and customary business practices. We entered into an agreement with ABI in July 2001 under which we acknowledged and agreed that Dr. Soon-Shiong may devote time to the business of, receive remuneration from and present business opportunities to ABI and that ABI’s business and operations may compete with us. This agreement also requires that certain corporate opportunities that may become known to

Dr. Soon-Shiong be presented to either us or ABI depending upon the clinical status of the corporate opportunity. Generally, any corporate opportunity in late stage clinical development would be first available to us. This agreement does not ensure the continued services of Dr. Soon-Shiong. Resolutions of all potential conflicts of interest are subject to review and approval by the Audit Committee of our Board of Directors. We still may be unable, however, to resolve some potential conflicts of interest with ABI and Dr. Soon-Shiong and, even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party because of their controlling interest in our company. Nothing restricts ABI from competing with us, and ABI is not obligated to engage in any future business transactions with us or license any products it may develop in the future to us.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams, Each of the members of the executive management team is employed “at will”. None of these individuals currently has an employment agreement with either us or ABI. The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. Our patents and those for which we have or will license rights, including for Abraxane®, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third party patents could reduce the coverage of the patents license, or that may be license to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

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

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Historically both us and ABI have carried product liability insurance and we expect to continue such policies. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention, and adversely affect our reputation and the demand for our products.

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

Failure to comply with internal control attestation requirements could lead to loss of public confidence in the combined company’s financial statements and negatively impact its stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include, and the combined company following the consummation of the merger will continue to be required to include, in each Annual Report on Form 10-K, management’s assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes the combined company maintained, in all material respects, effective internal control over financial reporting. ABI, as a privately held company, has not been required to review or assess its internal control procedures. Following the merger, we will be required to modify and apply the disclosure controls and procedures, internal controls and related corporate governance policies to include the current operations of ABI. If we fail to timely complete the development of the combined company’s internal controls and management is unable to make this assessment, or if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions and a loss of public confidence in its internal control and the reliability of our financial statements, which ultimately could negatively impact the our stock price.

Any future acquisitions and other material changes in our operations likely will require us to expand and possibly revise our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, its reputation may be harmed and our stock price may be adversely affected.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect its reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way it conducts business. For example, on December 16, 2004, FASB issued SFAS No. 123(R). SFAS No. 123(R) requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. In April 2005, the SEC adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of SFAS No. 123(R) until the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, we will adopt SFAS 123(R) in the first quarter of 2006 using the modified retrospective approach. Under this approach we will adjust our prior financial statements to include the amounts that the company previously reported as pro forma disclosures under FAS 123’s original provisions. The adoption of SFAS 123(R) is expected to have a material adverse effect on our results of operations for 2006 and subsequent periods. However, we do not believe the application of SFAS 123(R) will have a direct impact on our overall financial position or liquidity.

Our earnings per share may decline as a result of the merger, which may adversely affect the market price of our common stock.

Our pending merger with ABI is expected to be dilutive to our earnings per share over the next several years due to the number of our shares of common stock to be issued, the limited amount of current ABI revenue, incremental ABI expenses, ABI’s restricted stock unit plan, the amortization of the purchase price step-up and other acquisition-related changes.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

We operate various facilities in the United States, Canada and Switzerland, which have an aggregate size of approximately 749,000 square feet.

Our principal executive offices are located in Schaumburg, Illinois and occupy a total of 45,400 square feet of space under a lease that expires in May 2016. We also lease a sales and administrative office in Los Angeles, California that occupies 5,300 square feet under a lease that expires in March 2007. Our business office in Ontario, Canada consists of 10,100 square feet of office space under a lease that expires in June 2014. In Bensenville, Illinois, we operate a distribution facility of approximately 100,000 square feet under a lease that expires in September 2007. We lease 23,000 square feet of transitional office space in Rosemont, Illinois during the refurbishment of our Melrose Park research facility under lease agreements expiring in December 2007.

We own and operate manufacturing facilities of approximately 122,000 square feet and 160,000 square feet of manufacturing, packaging, laboratory, office and warehouse space in Melrose Park, Illinois and Grand Island, New York, respectively. We own and operate a research and development facility of approximately 140,000 square feet in Melrose Park, Illinois. We own an additional facility in Grand Island, New York which encompasses approximately 120,000 square feet, on over 20 acres, which houses certain warehousing and administrative functions and which may be used to expand certain of our manufacturing operations. Additionally, we own a 25,000 square foot manufacturing facility in Barbengo, Switzerland.

Item 3. LEGAL PROCEEDINGS

In December 2004, one of our former officers and employees and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in us and ABI. We have filed a counterclaim in the arbitration, claiming that the former employee breached his duties and obligations to us and was negligent in the performance of his duties. We are seeking unspecified damages. The arbitration has been set to begin in June 2006. We intend to vigorously defend this claim and do not believe that this claim will have a material adverse effect on us.

Beginning on or about December 7, 2005, several stockholder derivative and class actions lawsuits were filed against APP, its current and former directors and ABI in the Delaware Court of Chancery. APP is a nominal defendant in the stockholder derivative lawsuits. The current complaints in these lawsuits allege that APP’s directors breached their fiduciary duties in connection with approving the merger between APP and ABI. Among other relief, the lawsuits seek to enjoin the merger between APP and ABI and unspecified damages. APP intends to respond appropriately to these lawsuits. However, these lawsuits could cause the closing of the merger to be delayed or abandoned.

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

No matters were submitted to a vote of Security Holders during the fourth quarter of 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is listed and traded on the NASDAQ National Market under the symbol “APPX.” Following the consummation of out pending merger with American BioScience, or ABI, our common stock will be traded under the symbol “ABBI.” The following table sets forth the high and low split-adjusted prices for our common stock as reported by NASDAQ for fiscal year 2005 and for 2004:

	2005 Price Per Share		2004 Price Per Share
For the quarter ended:	High	Low	High	Low
March 31,	$57.00	$31.02	$43.25	$32.73
June 30,	$58.73	$39.30	$49.19	$30.20
September 30,	$48.70	$38.30	$33.23	$24.38
December 31,	$49.70	$32.25	$40.62	$21.28

As of March 6, 2006, the closing price for our common stock, as reported on NASDAQ, was $29.59 per share. On March 6, 2006, we had approximately 62 holders of record of our common stock.

Dividend Policy

We have never declared or paid a cash dividend. Our existing credit agreement precludes us from declaring or paying cash dividends and we have no current intention of paying cash dividends.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated statement of income data:
Net sales	$518,813	$405,010	$351,315	$277,474	$192,029
Cost of sales	225,895	189,301	159,938	140,512	121,619

Gross profit	292,918	215,709	191,377	136,962	70,410
Operating expenses:
Research and development (exclusive of stock-based compensation)	30,162	25,797	22,507	14,474	13,790
Selling, general and administrative (exclusive of stock-based compensation)	129,398	92,034	52,719	44,285	30,911
Milestone payment	—	10,000	—	—	—
Stock-based compensation(1)	3,031	1,077	1,215	2,347	2,491
Gain on litigation settlement, net		—	—	—	(750)
Equity in net income of Drug Source Co., LLC	(1,802)	(2,084)	(1,837)	(1,666)	(1,414)

Total operating expenses	160,789	126,824	74,604	59,440	45,028

Operating income	132,129	88,885	116,773	77,522	25,382
Interest income	2,404	1,790	1,758	2,135	1,204
Interest and other income (expense)	(663)	144	537	(1,358)	(4,419)
Loss on early extinguishment of credit facility	—	(1,986)	—	—	—

Income before income taxes	133,870	88,833	119,068	78,299	22,167
Provision for income taxes	47,458	32,140	47,375	33,100	9,539

Net income	86,412	56,693	71,693	45,199	12,628
Less imputed preferred stock dividends	—	—	—	—	(951)

Income applicable to common stock	$86,412	$56,693	$71,693	$45,199	$11,677

Income per common share(2):
Basic	$1.20	$0.81	$1.03	$0.62	$0.31
Diluted	$1.17	$0.78	$0.99	$0.60	$0.20
Weighted-average common shares outstanding:
Basic	71,826	70,305	69,673	72,711	37,077
Diluted	74,053	73,147	72,745	75,479	58,422
Other data:
Cash flow provided by operating activities	$65,784	$47,231	$57,525	$37,863	$11,605
Purchases of property, plant and equipment, product license rights and other	(52,608)	(41,481)	(24,432)	(19,166)	(9,146)
Cash flow provided by (used in) financing activities	15,060	3,723	(14,390)	75,610	93,722
Consolidated balance sheet data:
Working capital	$274,290	$195,629	$160,019	$107,825	$76,421
Total assets	513,382	373,333	303,785	220,976	239,787
Total stockholders’ equity	440,795	312,691	246,061	180,708	130,070

(1)	We recorded stock-based compensation related to certain stock option grants. Stock-based compensation relates to the following:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Research and development	$—	$41	$70	$195	$182
Selling, general and administrative	3,031	1,036	1,145	2,152	2,309

	$3,031	$1,077	$1,215	$2,347	$2,491

(2)	See Note 2 to our consolidated financial statements for an explanation of the number of shares used to compute basic and diluted net income (loss) per common share.

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

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the success, completion and timing of our pending merger with American BioScience, or ABI;

•	the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane®;

•	the amount and timing of costs associated with Abraxane®;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate potential future acquisitions;

•	the availability and price of acceptable raw materials and component from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact of recent legislative changes to the governmental reimbursement system.

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

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, or MD&A, is designed to provide the reader with summary level information on: our history and the pending merger with our parent company American BioScience, or ABI. Following this overview the MD&A is organized as follows:

•	a discussion of our operating results,

•	a review of factors impacting our liquidity and cash flow,

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results,

•	information on the license and manufacturing agreements underlying our proprietary oncology product, Abraxane®,

•	a summary of our contractual obligations, and

•	our assessment of the potential impact of recent accounting pronouncements on the Company.

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

Background

We are a pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. We hold the exclusive North American right to sell Abraxane®, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. In January 2005, ABI’s New Drug Application, or NDA, for Abraxane® was approved by the U.S. Food and Drug Administration, or FDA, and we launched the product on February 7, 2005. Our wholly-owned subsidiary, Pharmaceutical Partners of Canada, Inc., markets generic injectable pharmaceutical products in Canada.

We began in 1996 with an initial focus on U.S. marketing and distribution of generic pharmaceutical products manufactured by others. In June 1998, we acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business including manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were approved by or pending with the FDA.

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

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. We are a majority owned subsidiary of American BioScience, Inc., a California corporation. At December 31, 2005, American BioScience owned 47,984,160 shares, or 66.2%, of our outstanding common stock.

Pending Merger

On November 27, 2005, we entered into an agreement and plan of merger with American BioScience, or ABI, under which ABI will merge with and into us, with our company continuing as the surviving corporation. In the merger, holders of shares of ABI common stock will receive 86,096,523 shares of our common stock, plus the number of shares of our common stock held by ABI at the effective time of the merger (which was 47,984,160 shares as of December 31, 2005), less the number of shares of our common stock issuable after the effective time of the merger with respect to restricted stock units issued under the ABI restricted unit plan contemplated to be adopted by ABI under the merger agreement (with this number of shares of our common stock to be issued as part of the merger consideration, but to be issued to holders of ABI restricted stock units in cancellation of such units). The 47,984,160 shares of our common stock held by ABI prior to the merger and acquired by our company in connection with the merger will be cancelled without payment of any additional merger consideration. Upon completion of the merger, the former holders of ABI common stock, together with the holders of ABI restricted stock units, will be issued shares of our common stock representing approximately 83.5% of our common stock outstanding on a fully-diluted basis immediately after the merger. This percentage reflects only the shares to be issued in the merger but does not include any shares of our common stock held by individual ABI shareholders prior to the merger. In connection with the merger, our certificate of incorporation will be amended to (a) increase the authorized number of shares of our common stock to 350,000,000 and (b) change our name to “Abraxis BioScience, Inc.” Following the merger, our common stock will be traded and quoted on The Nasdaq National Market under the symbol “ABBI.”

ABI is a privately held biotechnology company focused on the discovery, development and delivery of next-generation therapeutics, including biologically active molecules already existing within the human biological system, for the treatment of life-threatening diseases. ABI currently has three wholly owned subsidiaries, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, and two majority owned subsidiaries, Resuscitation Technologies, LLC and APP. VivoRx AutoImmune licenses and sublicenses intellectual property relating to third-party manufacturing of scientific assay kits. Chicago BioScience was formed to acquire a pharmaceutical manufacturing facility that is intended to be modified and used for the manufacture and development of existing and future products, including the manufacture of clinical supplies, and to provide additional research and development capabilities. Transplant Research Institute holds various intellectual property and other rights. Resuscitation Technologies is a research and development collaboration for a licensed drug. At December 31, 2005, ABI owned 83% of Resuscitation Technologies.

ABI owns the worldwide rights to Abraxane®, a next generation taxane oncology product that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 as the first in a new class of albumin-bound nanoparticle drugs for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. Effective January 1, 2006, ABI received a unique reimbursement “J” code for Abraxane®, which will facilitate reimbursement from Medicare and Medicaid as well as private payors. ABI has embarked upon an aggressive and comprehensive clinical development plan to maximize the commercial potential of Abraxane®. As of December 31, 2005, approximately 77 Abraxane® clinical studies (including investigator-initiated studies) were planned or underway, of which 23 clinical trials had active patient enrollment. ABI currently anticipates that it will initiate or plan Phase III registrational trials for Abraxane®, including in lung, melanoma, ovarian, prostate and pancreatic cancers by the end of 2006. With regard to the global commercialization of Abraxane®, ABI anticipates filing for regulatory approval for various indications in multiple foreign countries, including countries in the European Union, China and Australia in 2006.

ABI believes the successful launch of Abraxane® validates its nanoparticle albumin-bound, or nab™, tumor targeting technology, a novel mechanism to deliver chemotherapy agents in high concentrations preferentially to all tumors secreting a protein called SPARC, which attracts and binds to albumin. ABI’s research and development approach is based on the integration of ABI’s protein nanoparticle technology platform (ProtoSphere™), ABI’s natural product library, ABI’s reverse peptide technology, ABI’s multi-functional chemistry capabilities with ABI’s in-house clinical trial and regulatory strengths. ABI’s intellectual property portfolio includes 130 issued U.S. and foreign patents and 126 pending U.S. and foreign patent applications.

ABI’s product pipeline includes numerous clinical oncology and cardiovascular product candidates in various stages of testing and development, including 48 Phase II Abraxane® clinical studies, four Phase II Coroxane™ (Abraxane® under the trade name Coroxane™) clinical studies for cardiovascular indications and six clinical product candidates in the Pre-IND stage. ABI also has numerous discovery product candidates for various indications such as anesthesia, oncology and transplantation. ABI believes the application of its nab™ technology will serve as the platform for the development of numerous drugs for the treatment of life-threatening diseases.

In the pending merger, ABI will merge with and into us. We will be the corporation surviving the merger, and our name will change to Abraxis BioScience, Inc. Following the merger, Abraxis BioScience currently is expected to be organized into four key operating divisions following the merger, with Dr. Soon-Shiong, our current Chief Executive Officer and Executive Chairman, continuing to serve as Chief Executive Officer and Executive Chairman of Abraxis BioScience:

•	American Pharmaceutical Partners. Our current injectable business will operate under the name of American Pharmaceutical Partners. Following completion of the merger, Nicole Williams, our current Chief Financial Officer, is expected to serve as President of the American Pharmaceutical Partners division as well as Chief Financial Officer of Abraxis BioScience.

•	Abraxis Oncology. Our current Abraxis Oncology division will continue as a separate division after the merger. The Abraxis Oncology division will market and sell our proprietary oncology product Abraxane® globally as well as any future oncology products Abraxis BioScience develops. Following completion of the merger, Carlo Montagner is expected to serve as President of Abraxis Oncology.

•	Abraxis Research. Discovery, research and development and regulatory operations will be under Abraxis Research. The Abraxis Research division will be responsible both for the advancement of the technology platform and the discovery and development of the product pipeline for both the American Pharmaceutical Partners and Abraxis Oncology divisions, leveraging ABI’s clinical trial competencies and the regulatory expertise of both us and ABI. Dr. Soon-Shiong will serve as the initial President of Abraxis Research.

•	Abraxis BioCapital. External corporate opportunities will be under Abraxis BioCapital. Abraxis BioCapital will be responsible for supplementing internal discovery efforts by pursuing strategic collaborations of early-stage technologies from academia and start-up biotechnology companies by in-licensing or acquisitions to leverage the manufacturing, clinical trial and regulatory capabilities of Abraxis BioScience. Following completion of the merger, Anthony E. Maida, III is expected to serve as President of Abraxis BioCapital.

•	We anticipate that our board of directors after the merger will consist of a majority of independent directors and will include our current board members Dr. Soon-Shiong, Dr. David S. Chen, Ph.D., Dr. Stephen D. Nimer, M.D., Leonard Shapiro and Kirk K. Calhoun. In addition, Sir Richard Sykes, former chairman and chief executive officer of Glaxo Wellcome plc and chairman of GlaxoSmithKline plc, has agreed to join our board of directors following completion of the merger. Additional independent board members are expected to be announced prior to the closing of the merger.

For accounting purposes, the pending merger between us and ABI would be referred to as a downstream merger and ABI would be viewed as the surviving entity rather than us (although we are the surviving entity for legal purposes). As such, the merger would be accounted for in ABI’s consolidated financial statements as an implied acquisition of our minority interest using the purchase method of accounting. Under this accounting method, our accounts, including goodwill, would be adjusted to reflect the minority interests’ share of any differences between their fair values and book values as of the merger closing date. Our total fair value would be based on the weighted average market price of our common stock for the period three days prior to and three days subsequent to the merger announcement date.

Furthermore, because ABI would be treated as the continuing reporting entity for accounting purposes, our filed reports, as the surviving corporation in the merger, after the date of the merger would parallel the financial reporting required under generally accepted accounting principles in the United States, or GAAP, and SEC reporting rules as if ABI were the legal successor to its reporting obligation as of the date of the merger.

RESULTS OF OPERATIONS

Overview

The following table sets forth the results of our operations for each of the three years ended December 31, 2005, and forms the basis for the following discussion of our operating activities:

				Change Favorable (Unfavorable)
	Year Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Critical care	$163,581	$178,242	$169,849	$(14,661)	(8)%	$8,393	5%
Anti-infective	169,818	125,052	95,581	44,766	36%	29,471	31%
Oncology	184,815	95,866	81,049	88,949	93%	14,817	18%
Contract manufacturing and other	599	5,850	4,836	(5,251)	(90)%	1,014	21%

Total net sales	518,813	405,010	351,315	113,803	28%	53,695	15%
Cost of sales	225,895	189,301	159,938	(36,594)	(19)%	(29,363)	(18)%

Gross profit	292,918	215,709	191,377	77,209	36%	24,332	13%
Percent to net sales	56.5%	53.3%	54.5%
Operating expenses:
Research and development costs	30,162	25,797	22,507	(4,365)	(17)%	(3,290)	(15)%
Percent to net sales	5.8%	6.4%	6.4%
Selling, general and administrative expenses	129,398	92,034	52,719	(37,364)	(41)%	(39,315)	(75)%
Percent to net sales	24.9%	22.7%	15.0%
Milestone payment	—	10,000	—	10,000	—	(10,000)	—
Stock-based compensation	3,031	1,077	1,215	(1,954)	—	138	11%
Equity in net income of Drug Source Co., LLC	(1,802)	(2,084)	(1,837)	(282)	(14)%	247	13%

Total operating expenses	160,789	126,824	74,604	(33,965)	(27)%	(52,220)	(70)%

Percent to net sales	31.0%	31.3%	21.2%
Operating income	132,129	88,885	116,773	43,244	49%	(27,888)	(24)%
Percent to net sales	25.5%	21.9%	33.2%
Interest income	2,404	1,790	1,758	614	34%	32	2%
Interest and other (expense) income	(663)	144	537	(807)	—	(393)	(73)%
Loss on early extinguishment of credit facility	—	(1,986)	—	1,986	—	(1,986)	—

Income before income taxes	133,870	88,833	119,068	45,037	51%	(30,235)	(25)%
Provision for income taxes	47,458	32,140	47,375	(15,318)	(48)%	15,235	32%

Net income	$86,412	$56,693	$71,693	$29,719	52%	$(15,000)	(21)%

Percent to net sales	16.7%	14.0%	20.4%
Income per common share:
Basic	$1.20	$0.81	$1.03
Diluted	$1.17	$0.78	$0.99
Weighted-average common shares outstanding:
Basic	71,826	70,305	69,673
Diluted	74,053	73,147	72,745

Operating Results

Net Sales

Net sales in 2005 increased $113.8 million, or 28%, to $518.8 million as compared to the prior year. Net 2005 sales of our core generic injectable products were $385.1 million, down 5% from the prior year due in part to the extended second-half 2005 revalidation of our Melrose Park manufacturing facility. Abraxane®, launched in February 2005, contributed 2005 net sales of $133.7 million in the 11 months following launch.

Sales of our injectable products are tracked across three product categories: oncolytic, anti-infective and critical care. Net 2005 sales of anti-infective products increased $44.8 million, or 36%, over fiscal 2004 to $169.8 million driven by strong demand as well as stable pricing for antibiotic products. Excluding Abraxane®, net oncolytic sales declined $44.8 million due to both lower demand for a key oncolytic product resulting from January 1, 2005 reimbursement changes and the impact of the Melrose Park revalidation. Net 2005 sales of critical care products decreased $14.7 million, or 8%, versus the prior year primarily due to the impact of the revalidation, partially offset by improved pricing on key products. As a result of these factors, core injectable net sales, which exclude Abraxane®, decreased 5%, comprised of a 14% unit volume decrease partially offset by the favorable 8% impact of stronger pricing.

Net 2004 sales increased $53.7 million, or 15%, to $405.0 million over 2003. Anti-infective net sales increased $29.5 million, or 31%, in 2004 driven by $10.0 million in sales of certain recently launched antibiotics and good demand, including market opportunities, and stable pricing for our more mature antibiotic products. Oncolytic net sales increased $14.8 million, or 18%, in 2004 primarily due to the October 2004 launch of carboplatin and increased penetration into the specialty oncology distribution channel by other key oncology products, partially offset by anticipated, ongoing price erosion on maturing oncolytic products. Critical care net sales increased $8.4 million, or 5%, in 2004 due primarily to new products and increased unit volume for other key critical care products.

Gross Profit

Gross profit in 2005 increased $77.2 million, or 36%, versus the prior year on a 28% increase in net sales. As a percentage of net sales, gross profit was 56.5% and 53.3% in 2005 and 2004, respectively, the 2005 increase reflecting primarily the February 2005 launch of our higher margin proprietary product Abraxane®. Gross margin as a percentage of net sales in our core generic injectable business was 47.8% in 2005 versus 53.3% in 2004 with the decline principally a result of unabsorbed manufacturing costs associated with the Melrose Park facility shut down.

During 2004, gross profit increased $24.3 million, or 13%, on a 15% increase in net sales. Gross profit as a percentage of net sales was 53.3% and 54.5% in 2004 and 2003, respectively. The decrease in 2004 gross profit as a percentage of net sales was primarily due to the 2004 impact of price late 2003 declines on products launched in 2002, and the cost and sales impact of an extended seasonal plant shutdown in the 2004 first quarter, partially offset by the introduction of new, higher margin, products in late 2004. Typically, newly approved and marketed generic injectable products yield significantly higher gross margins relative to sales than do mature products, with gross margin on such products generally expected to decline over time due to competitive factors in the market place.

Research and development, or R&D

R&D expense increased by $4.4 million, or 17%, in 2005 as costs related to the scale-up of our Swiss manufacturing facility and increased generic development were partially offset by reduced Abraxane® manufacturing scale-up activity post launch.

R&D expense increased by $3.3 million, or 15%, in 2004 due principally to a $3.0 million increase in Abraxane® pre-production development costs, and increased development activity, and the timing of such activity, on the generic side of the business.

Selling, general and administrative, or SG&A

SG&A expense increased $37.4 million, or 41%, in 2005 as direct Abraxane® sales and marketing costs following launch increased $22.0 million, to $52.1 million. In addition, we incurred $13.3 million in severance and other costs associated with the pending merger with ABI. SG&A for the core injectable business, excluding Abraxane® and 2005 merger and severance costs, was 15.9% of net sales in 2005 as compared to 14.9% in 2004 resulting from higher regulatory and quality costs and lower base sales.

As compared to 2003, SG&A expense increased $39.3 million, or 75%, in 2004 due to a $27.4 million increase in Abraxane® sales and marketing pre-launch costs, increased staffing and related costs associated with growth in the core business and expenses related to the implementation of an enterprise reporting system and the requirements of the Sarbanes-Oxley act. SG&A for the core injectable business, which excludes Abraxane® pre-launch costs, was 14.9% of sales in 2004 as compared to 13.7% of sales in 2003.

Other Operating Expenses

Stock-based compensation expense results from the issuance of stock based compensation which was either performance-based or, prior to the date of our initial public offering, for which the exercise price was less than the estimated fair value of common stock on the grant date. Stock-based compensation expense increased in 2005 by $2.0 million, to $3.0 million due to the accelerated vesting of stock options pursuant to certain post employment agreements. Stock-based compensation expense declined $0.1 million in 2004 as compared to the prior year due primarily to the accelerated amortization schedule used to expense such costs, largely offset by additional performance grants and a higher closing stock price.

In the second quarter of 2004, we expensed and paid a $10.0 million milestone payment to ABI triggered by the FDA’s May 8, 2004 acceptance of the Abraxane® NDA filing.

Drug Source Company, LLC, a 50% owned company, acts as a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Equity income in Drug Source Company decreased $0.2 million, or 14%, in 2005 due primarily to comparison against 2004 in which Drug Source Company introduced certain new products in the European market. Research and development expense included purchases from Drug Source Company of $2.7 million and $0.4 million in each of 2005 and 2004, respectively. Ending inventory included purchases from Drug Source Company of $3.8 million and $2.9 million at December 31, 2005 and 2004, respectively, on which the intercompany profit of $0.5 million and $0.4 million at December 31, 2005 and 2004, respectively, has been eliminated in the consolidated financial statements.

Interest income consists primarily of interest earned on the intercompany note from ABI and interest earned on invested cash. The $0.6 million increase in 2005 interest income over the prior year was a result of higher average invested balances and higher interest rates.

Interest expense and other consists primarily of miscellaneous interest expense, financing costs and the impact of foreign exchange. In addition, 2005 includes the write-off of certain intangible assets relating to product rights. The credit in 2004 resulted primarily from foreign exchange gains on our intercompany trading account with Pharmaceutical Partners of Canada, our wholly owned subsidiary, as a result of the weaker U.S. dollar versus its Canadian counterpart.

In the third quarter of 2004, we recorded a non-cash pretax charge of $2.0 million to write-off unamortized debt acquisition costs as a result of to the early extinguishment of our prior five-year credit facility in favor of a new facility.

Provision for income taxes

Our 2005 effective tax rate was 35.5% versus 36.2% in the prior year. Our 2004 provision for income taxes included the benefit of finalization of a $1.7 million state investment tax credit, absent this benefit our 2004 effective rate was 38.1% with the lower 2005 effective rate reflecting the continued benefit of various state and federal tax planning strategies and increased availability of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the three years ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$81,194	$67,629	$58,625
Working capital	274,290	195,629	160,019
Total assets	513,382	373,333	303,785
Long-term debt, including current portion	—	—	—
Total stockholders’ equity	440,795	312,691	246,061
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$65,784	$47,231	$57,525
Purchases of property, plant and equipment, product license rights and other	(52,608)	(41,481)	(24,432)
Abraxane® Milestone payment	(15,000)	—	—
Financing activities	15,060	3,723	(14,390)

Sources and Uses of Cash

Operating Activities

Cash flow from operations has been our primary source of liquidity. Net cash provided by operating activities was $65.8 million in 2005 as compared to $47.2 million in 2004. The $18.6 million increase in 2005 cash provided by operating activities was due primarily to: stronger operating results due in large part to the launch of Abraxane®, a $13.1 million increase in current liabilities and $20.8 million in tax benefits relating to the exercise of employee stock options, partially offset by increases in accounts receivable of $46.2 million and inventory of $24.2 million. The 2005 increase in accounts receivable was primarily attributable to a 60% increase in December 2005 sales versus December 2004 as a result of Abraxane® sales and our Melrose Park facility’s return to production. The 2005 $24.2 million inventory increase was primarily a result of a $20.5 million increase in Abraxane® inventory.

Net cash provided by operating activities in 2004 was $47.2 million as compared to $57.5 million in 2003. The $10.3 million decrease in 2004 cash provided by operating activities was due primarily to: a $30.4 million increase in Abraxane® sales, marketing and development expense; a $10.0 million milestone payment triggered up the FDA’s May 2004 acceptance of the Abraxane® NDA filing; and a $40.7 million increase in inventory, all of which were substantially offset by strong cash flow in the core generic business. The 2004 inventory increase was due to a $22.3 million increase in Abraxane® related inventory as the product approached launch, inventory supporting recently launched core injectable products and inventory necessary to support higher sales volumes.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and, to a lesser extent, outlays necessary to acquire various product or intellectual property rights.

Also included in investing activities were sales of investments of $12.0 million in 2005 and purchases of investments of $13.3 million in 2004, related to our sale or purchase of short-term, highly-liquid, available-for-sale, municipal variable rate demand notes. These investments are recorded at cost, and may generally be redeemed upon seven days notice.

Net cash used for the acquisition of property, plant and equipment totaled $48.7 million, $37.9 million, and $22.8 million in 2005, 2004 and 2003, respectively. The 2005 increase was due primarily to increased capital investment in our core manufacturing and development capabilities. The 2004 increase resulted from the purchase of certain assets, including a manufacturing facility in Switzerland and certain injectable oncology rights, for approximately $11 million in cash, and a higher level of capital expenditures supporting additional or improved manufacturing capacity and information technology initiatives. Net cash used for the acquisition of product license rights totaled $18.9 million, $3.6 million and $1.7 million in 2005, 2004 and 2003, respectively. The 2005 increase resulted from the $15.0 million license payment to ABI resulting from the FDA’s January 2005 approval of Abraxane® which has been capitalized and is being amortized over seven years.

Financing Activities

Financing activities generally include the issuance or repurchase of our common stock, proceeds from the exercise of employee stock options and transactions with ABI, our parent company. Net cash provided by financing activities consisted primarily of $14.7 million and $4.7 million in cash proceeds from the exercise of employee stock options and sale of stock through the employee stock purchase program in 2005 and 2004, respectively.

Net cash used in financing activities during 2003 was $14.4 million, resulting primarily from the repurchase of 1,596,081 shares of our common stock on the open market for $20.0 million. In 2003, cash used for share repurchases was partially offset by $4.2 million in cash proceeds from the exercise of employee stock options and sale of stock to the employee stock purchase program.

Stock Repurchase Program

Pursuant to a December 2002 authorization by our Board of Directors, we repurchased 1,596,081 of our shares in 2003 for $20.0 million. Additionally, in 2002, we repurchased 5,050,317 shares of our common stock for $36.3 million in cash pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002. These repurchases were funded using our internal cash resources and are being held as treasury shares to be used for general corporate purposes. In aggregate, the 6,646,398 common shares held as treasury stock at December 31, 2005 have a cost basis of $8.47 per share.

Sources of Financing and Capital Requirements

Following the consummation of the pending merger between us and ABI, the two companies would operate a combined capital structure which would integrate the two entities financing and capital requirements. Historically, we and ABI have functioned as separate and distinct capital structures. Our capital interactions have been limited to the $23 million intercompany note from us to ABI and our payments under the license of the North American rights to Abraxane®. ABI has historically funded its research and development activities through product license fees, including milestones, and borrowings, whereas our primary source of liquidity has been cash flow from operations.

At December 31, 2005, we and ABI had $81.2 million and $2.1 million, respectively, in cash and equivalents and short-term investments on hand. As of December 31, 2005, no amounts were outstanding under our credit facility and $190.0 million was outstanding under ABI’s $200 million, two year secured credit facility. We were both in compliance with all covenants under our respective credit facilities. Except for payments under the Abraxane® license agreement, we are prohibited under our credit facility from loaning or otherwise distributing cash to ABI in excess of the $23.0 million intercompany note. As of December 31, 2005, ABI owed us $21.1 million under the intercompany note.

The ABI credit facility is secured by all of ABI’s assets, including most of the shares of our common stock held by ABI and ABI’s intellectual property. Any amounts outstanding under the ABI credit facility will be assumed by us in connection with our pending merger with ABI. Prior to the consummation of the merger, we expect to enter into an expanded combined credit facility to increase the total credit available to the combined company and, to the extent necessary, to refinance preexisting debt, including ABI’s debt under its credit facility. Although we believe that we will be able to negotiate an expanded combined credit facility or otherwise refinance ABI’s existing debt on terms acceptable to us, we may be unable to do so. In such event, we may be required to pay off the outstanding balance under the ABI credit facility by using our available cash and/or other borrowings. If we are unable to refinance the outstanding balance under the ABI credit facility or the balance is not paid off prior to the closing of the merger, then we would be in default under the ABI credit facility and the lenders would be entitled to proceed against the assets securing ABI’s obligations, including ABI’s shares of our common stock which are securing such obligations.

We anticipate that cash and short-term investments, cash generated from operations, and funds available under any expanded combined credit facility will be sufficient to finance operations of the combined company, including ongoing activity relating to Abraxane®, product development and capital expenditures for at least 12 months following the merger. In the event the combined company engages in future acquisitions or capital projects, it may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

APP Credit Facility and Debt Extinquishment

In September 2004, we entered into a $100 million three-year unsecured revolving credit facility. In August 2005, our facility was increased to $150 million, the term was extended by a year and certain reductions were made to the margins for Eurodollar Rate Loans and future commitment fees. Related facility acquisition fees of $0.5 million are being amortized over the life of the facility. As of December 31, 2005, no amounts were outstanding under our facility and we were in compliance with all of its covenants.

Interest rates under our facility vary depending on the type of loan made and our leverage ratio. The interest rate under the facility is LIBOR plus 75 basis points. At December 31, 2005, the interest rate for loans under the facility was 5.14%. The facility limits the amount of and assesses a 0.125% fee on the face amount of outstanding letters of credit. With respect to our capital stock held by ABI, the credit facility prohibits us from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of our facility limit the principal amount of the intercompany note received from ABI to $23 million, among various other covenants and restrictions.

In 2004, as a result of our early termination of a prior credit facility, a non-recurring, non-cash pretax charge was recorded of approximately $2.0 million to write-off unamortized debt acquisition costs. As of December 31, 2005 and 2004, no amounts were outstanding under the facility and the company was in compliance with all of its covenants.

We are required to obtain the consent of our lenders under our facility prior to the consummation of our pending merger with ABI. If we do not obtain their consent, then we would be in default and not be able to borrow under our credit facility.

Capital Requirements

Following the merger, our future capital requirements will depend on numerous factors, including:

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane®;

•	R&D spending to develop further product candidates, including clinical trials;

•	the need for manufacturing expansion and improvement;

•	the cost to upgrade and expand product development facilities;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by research and development and operations, including potential milestone and license revenue.

Adequate funds for these purposes may not be available to the combined company when needed or on acceptable terms, and it may need to raise capital that may not be available on favorable or acceptable terms, if at all. If the combined company cannot raise money when needed, it may have to reduce or slow Abraxane® activities, reduce capital investment or scale back development of new products.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which APP cannot reasonably predict future payment. Accordingly, the table below excludes contractual obligations relating to milestones and royalty payments due to third parties contingent upon certain future events. Such events could include, but are not limited to, development milestones, regulatory approvals, and product sales. The following information summarizes our contractual obligations and other commitments, consisting solely of operating leases, as of December 31, 2005:

	Total	Payments due by Period
		Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Operating leases	$12,874	$4,198	$3,338	$2,333	$3,005

APP does not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to its financial position or results of operations.

ABRAXANE® LICENSE AND MANUFACTURING AGREEMENT

We hold the exclusive North American marketing rights and the worldwide manufacturing rights for Abraxane®. The FDA approved Abraxane®, for the filed indication on January 7, 2005 and Abraxane® was launched on February 7, 2005. Abraxane® is licensed from ABI, which is responsible for conducting the clinical studies of and obtaining regulatory approval for Abraxane®. Following the consummation of our pending merger with ABI, this license agreement would effectively cease to exist.

In November 2001, we signed a perpetual license agreement with ABI under which we acquired the exclusive rights to market and sell Abraxane® in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to ABI of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory, publication and sales objectives for licensed indications. ABI is responsible for conducting clinical studies in support of

Abraxane® and for substantially all costs associated with the development and obtaining regulatory approval for Abraxane®. Any profit, as defined in the license agreement, resulting from our sales of Abraxane® will be shared equally between ABI and us, following the recapture of half of the pre-launch sales, marketing and pre-production start-up costs we have incurred.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, ABI’s remaining obligation to complete the NDA filing and the potential sales of the product under licensed clinical indications. The license agreement was a product of several months of extensive negotiation with ABI involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors, with those directors who also have an affiliation with ABI recusing themselves from the vote. There are no restrictions on how ABI would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of Abraxane® in relation to our licensed product rights and for other purposes.

In December 2001, in conjunction with our initial public offering, we recorded an initial payment due ABI of $60.0 million. In our financial statements, the license agreement was accounted for as an asset contributed by a principal shareholder using the shareholder’s historical cost basis, which was zero, and the $60.0 million payment was accounted for as a distribution of stockholders’ equity. For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period. Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.

Under the license agreement, ABI earned milestone payments upon the filing and approval of Abraxane® for the metastatic breast cancer indication. The first such milestone of $10.0 million was achieved in May, 2004 when the FDA accepted ABI’s NDA for the metastatic breast cancer indication. This payment was expensed and paid in the second quarter of 2004. The FDA then approved Abraxane® for the filed indication in January 2005, triggering a $15.0 million milestone payment in the first quarter of 2005, which will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment.

Regulatory and publication achievements related to other licensed indications under study, including lung, ovarian and prostate cancers will trigger further milestone payments to ABI. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if sales of the product do not meet specified levels.

Upon achievement of major annual one-time Abraxane® sales milestones, we are required to make additional payments which, in the aggregate, could total $110.0 million should annual Abraxane® sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year Abraxane® sales in excess of $200.0 million and the second sales milestone of $20.0 million upon the achievement of annual calendar year sales in excess of $400.0 million. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

Under the license agreement, profit on our sales of Abraxane® in North America will be shared equally between ABI and us. The license agreement defines profit as Abraxane® net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we have expensed as incurred, but which will be accumulated and charged against first profit under the agreement) and an allocation of related general and administrative expenses. We expense ABI’s share of profit earned in our statements of income as an element of cost of sales. During the 4th quarter we expensed $3.3 million of profit sharing fees related to Abraxane®. Any costs and expenses related to product recalls and product liability claims generally will be split equally between ABI and us and expensed as incurred.

In November 2001, along with the license agreement for Abraxane®, we also entered into a manufacturing agreement with ABI under which we agreed to manufacture Abraxane® for ABI and its licensees for sales outside North America. Under this agreement, we have the right to manufacture Abraxane® for sales worldwide. For sales outside of our licensed territories, we will charge ABI and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by ABI.

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

Revenue recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for theses sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material; however, we anticipated and in 2005 have provided for, an increase in Medicaid rebates as a result of the February 2005 launch of Abraxane®. Accruals for sales provisions are presented in our financial statements as a reduction of net sales and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

We have extensive, internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related reserve requirements. As further described below, due to the nature of our generic injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data and updated for any applicable changes in available information provides a reliable basis for such estimates.

Sales to our three major wholesale customers comprised 77%, 89% and 87% of our 2005, 2004 and 2003 net sales, respectively, with the decrease in 2005 attributable to the movement of a higher proportion of our sales though specialty oncology distributors. We periodically review the wholesale supply levels of our significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms and periodic visits to wholesalers’ warehouses. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our generic products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our generic distribution channel has not had a significant impact on our historic sales comparisons or sales provisions.

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

Our sales provisions totaled $605.7 million, $771.6 million and $676.4 million in 2005, 2004 and 2003, respectively, and related reserves totaled $84.7 million and $124.4 million at December 31, 2005 and 2004, respectively.

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

Our net chargeback reserve totaled $47.8 million and $97.4 million at December 31, 2005 and 2004, respectively. The $49.8 million decrease in chargeback requirements during 2005 resulted from lower fourth quarter 2005 generic sales, including certain products with larger chargeback provision requirements. As a proprietary product, Abraxane® does not require significant chargeback reserves. The methodology we used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material. A one percent decrease in our estimated end-user contract-selling prices would reduce 2005 net sales by $0.6 million and a one percent increase in wholesale units pending chargeback at December 31, 2005 would decrease 2005 net sales by $0.6 million.

Contractual allowances, returns and credits, cash discounts and bad debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $12.2 million at December 31, 2005, $11.4 million at December 31, 2004 and $7.0 million at December 31, 2003. A one percent increase in the estimated rate of contractual allowances to sales at December 31, 2005 would increase the provision for contractual allowances by $1.4 million. Contractual allowances are reflected in the financial statements as a reduction of net sales and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $16.2 million, $9.4 million and $8.8 million at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased 2005 net sales by $1.4 million.

We generally offer our customer a standard cash discount for prompt payments on our generic injectable products and, from time-to-time, may offer a greater discount and extended terms in support of product launches or other promotional programs. Our wholesale customers typically pay within terms and a provision for cash discount is established at the time of sale based on the terms of sale.

We establish a reserve for bad debts based on general and identified customer credit exposure. Our actual loss due to bad debts in the three-year period ending December 31, 2005 was less than $0.1 million.

Shipping and Handling Fees and Costs

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

Expense recognition

Cost of sales represents the costs of the products which we have sold and primarily consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs, profit sharing and the cost of finished products purchased from third parties.

Research and development costs are expensed as incurred or consumed and consist of pre-production manufacturing scale-up and related salaries and other personnel-related expenses, depreciation, facilities, raw material and production costs and professional services.

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

SFAS 123(R) is effective for fiscal periods ending after December 15, 2005 and offers two alternate means of adoption, either: the “modified prospective” method in which compensation cost is recognized for awards granted after the effective date of the statement and outstanding, unvested awards granted prior to SFAS 123(R)’s effective date, or; a “modified retrospective” method which applies the modified prospective method, but allows companies to restate prior periods based on amounts calculated for pro forma disclosures under the original Statement 123 for either all prior periods presented or prior interim periods in the year of adoption.

We will adopt SFAS 123(R) in the first quarter of 2006 using the modified retrospective approach. Under this approach we will adjust our prior financial statements to include the amounts that the company previously reported as pro forma disclosures under FAS 123’s original provisions. The adoption of SFAS 123(R) will significantly impact our reported results of operations, but will have no impact on our overall financial position. The impact of SFAS 123(R) on our reported results of operations cannot be accurately predicted at this time as it will depend on future market prices and equity grants. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard on the past period would likely approximate the pro forma amounts calculated and disclosed under the original Statement 123. SFAS 123(R) also requires that the tax benefit in excess of compensation cost, as calculated under the new standard, be reported in the statement of cash flows as a financing activity rather than an operating activity. This change will reduce reported net operating cash flow and will equally increase reported net financing cash flow in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $20.8 million, $2.9 million, and $5.1 million in 2005, 2004 and 2003, respectively.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS No. 151 requires that these costs be treated, as current period costs regardless if they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Correction, or SFAS 154. SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. APP does not expect that the impact of this statement will have a material effect on the consolidated financial statements of the company.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule are included in Part IV, Item 15 (a) (1) and (2) of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of American Pharmaceutical Partners, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that American Pharmaceutical Partners, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Pharmaceutical Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Pharmaceutical Partners, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Pharmaceutical Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Pharmaceutical Partners, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of American Pharmaceutical Partners, Inc. and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

March 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Pharmaceutical Partners, Inc.

We have audited the accompanying consolidated balance sheets of American Pharmaceutical Partners, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Pharmaceutical Partners, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Pharmaceutical Partners, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

March 6, 2006

American Pharmaceutical Partners, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$26,739	$1,154
Short-term investments	54,455	66,475
Accounts receivable, less allowances for doubtful accounts of $627 in 2005 and $632 in 2004 and net chargebacks of $47,841 in 2005 and $97,382 in 2004	61,701	15,457
Inventories	175,282	151,035
Prepaid expenses and other current assets	12,286	6,492
Deferred income taxes	14,785	12,825

Total current assets	345,248	253,438
Property, plant and equipment, net	141,941	106,410
Investment in Drug Source Co., LLC	2,728	6,256
Intangible assets and other non-current assets, net of accumulated amortization of $3,220 in 2005 and $625 in 2004	23,465	7,229

Total assets	$513,382	$373,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,280	$22,247
Accrued liabilities	41,678	35,562

Total current liabilities	70,958	57,809
Deferred income taxes	1,629	2,833

Total liabilities	72,587	60,642
Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 79,107,821 and 77,284,831 shares issued in 2005 and 2004, respectively	79	77
Additional paid-in capital	250,202	212,399
Amounts due from American BioScience, Inc.	(21,096)	(21,603)
Deferred stock-based compensation	(400)	(2,385)
Retained earnings	266,655	180,243
Accumulated other comprehensive income	1,629	234
Less treasury stock, at cost and inclusive of fees, 6,646,398 common shares in 2005 and 2004	(56,274)	(56,274)

Total stockholders’ equity	440,795	312,691

Total liabilities and stockholders’ equity	$513,382	$373,333

See accompanying notes.

American Pharmaceutical Partners, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net sales	$518,813	$405,010	$351,315
Cost of sales	225,895	189,301	159,938

Gross profit	292,918	215,709	191,377
Operating expenses:
Research and development	30,162	25,797	22,507
Selling, general, and administrative	129,398	92,034	52,719
Milestone payment	—	10,000	—
Stock-based compensation	3,031	1,077	1,215
Equity in net income of Drug Source Company, LLC	(1,802)	(2,084)	(1,837)

Total operating expenses	160,789	126,824	74,604

Income from operations	132,129	88,885	116,773
Interest income (includes $1,271, $1,097 and $1,221 from American BioScience, Inc. in 2005, 2004, and 2003, respectively)	2,404	1,790	1,758
Interest and other	(663)	144	537
Loss on early extinguishment of credit facility	—	(1,986)	—

Income before income taxes	133,870	88,833	119,068
Provision for income taxes	47,458	32,140	47,375

Net income	$86,412	$56,693	$71,693

Income per common share:
Basic	$1.20	$0.81	$1.03

Diluted	$1.17	$0.78	$0.99

Research and development costs include purchases from Drug Source Company, LLC as follows:	$2,663	$417	$1,842

The composition of stock-based compensation is as follows:
Research and development	$—	$41	$70
Selling, general and administrative	3,031	1,036	1,145

	$3,031	$1,077	$1,215

See accompanying notes.

American Pharmaceutical Partners, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

	Common Stock $0.001 par value		Additional Paid-in Capital	Amounts Due from American BioScience, Inc.	Deferred Stock-based Compensation	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount						Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2003	75,365,298	$75	$189,605	$(22,567)	$(1,976)	$51,857	$(11)	5,050,317	$(36,275)	$180,708
Exercise of stock options	968,435	2	3,101	—	—	—	—	—	—	3,103
Issuance of stock for employee retirement and stock purchase plans	145,231	—	1,071	—	—	—	—	—	—	1,071
Grants of stock options, net of forfeitures		—	—	19	—	(19)	—	—	—	—
Grants of restricted stock, net of forfeitures	36,000	—	529	—	(529)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,215	—	—	—	—	1,215
Net advances to American BioScience, Inc.	—	—	—	1,435	—	—	—	—	—	1,435
Tax benefit of stock option exercises and license amortization	—	—	6,684	—	—	—	—	—	—	6,684
Comprehensive income:
Net income	—	—	—	—	—	71,693	—	—	—	71,693
Foreign currency translation gain	—	—	—	—	—	—	151	—	—	151

Comprehensive income	—	—	—	—	—	—	—	—	—	71,844
Purchase of common stock	—	—	—	—	—	—	—	1,596,081	(19,999)	(19,999)

Balance at December 31, 2003	76,514,964	$77	$201,009	$(21,132)	$(1,309)	$123,550	$140	6,646,398	$(56,274)	$246,061
Exercise of stock options	467,075	—	2,224	—	—	—	—	—	—	2,224
Issuance of stock for employee retirement and stock purchase plans	242,792	—	2,440	—	—	—	—	—	—	2,440
Grants of stock options, net of forfeitures		—	—	273	—	(273)	—	—	—	—
Grants of restricted stock	60,000	—	1,759	—	(1,759)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	121	—	956	—	—	—	—	1,077
Net advances to American BioScience, Inc.	—	—	—	(471)	—	—	—	—	—	(471)
Tax benefit of stock option exercises and license amortization	—	—	4,573	—	—	—	—	—	—	4,573
Comprehensive income:
Net income	—	—	—	—	—	56,693	—	—	—	56,693
Unrealized gain on available-for-sale securities, net of tax of $372	—	—	—	—	—	—	563	—	—	563
Foreign currency translation loss, net of tax $(218)	—	—	—	—	—	—	—	(469)	—	(469)

Comprehensive income	—	—	—	—	—	—	—	—	—	(56,787)

Balance at December 31, 2004	77,284,831	$77	$212,399	$(21,603)	$(2,385)	$180,243	$234	6,646,398	$(56,274)	$312,691
Exercise of stock options	1,745,694	2	11,547	—	—	—	—	—	—	11,549
Issuance of stock for employee retirement and stock purchase plan	126,775	—	3,129	—	—	—	—	—	—	3,129
Stock options forfeited and performance options adjusted to fair market value	—	—	(330)	—	330	—	—	—	—	—
Unvested restricted stock and stock options forfeited	(44,250)	—	(1,316)	—	1,171	—	—	—	—	(145)
Restricted stock and stock options forfeited for withholding tax	(5,229)	—	(279)	—	—	—	—	—	—	(279)
Amortization of deferred stock-based compensation	—	—	—	—	357	—	—	—	—	357
Stock-based compensation	—	—	2,692	—	127	—	—	—	—	2,819
Net advances to American BioScience, Inc.	—	—	—	507	—	—	—	—	—	507
Tax benefit of stock option exercises and license amortization	—	—	22,360	—	—	—	—	—	—	22,360
Comprehensive income:
Net income	—	—	—	—	—	86,412	—	—	—	86,412
Unrealized gain on available-for-sale securities, net of tax of $627	—	—	—	—	—	—	1,066	—	—	1,066
Foreign currency translation gain, net of tax of $166	—	—	—	—	—	—	329	—	—	329

Comprehensive income	—	—	—	—	—	—	—	—	—	87,807

Balance at December 31, 2005	79,107,821	$79	$250,202	$(21,096)	$(400)	$266,655	$1,629	6,646,398	$(56,274)	$440,795

See accompanying notes.

American Pharmaceutical Partners, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$86,412	$56,693	$71,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,064	8,791	8,039
Amortization	3,027	986	963
Stock-based compensation	3,031	1,077	1,215
Loss on early extinguishment of credit facility	—	1,986	—
Loss on disposal of property, plant and equipment and intangible assets	941	32	6
Deferred income taxes	(3,164)	(4,088)	1,998
Equity in net income of Drug Source Company, LLC less dividends received	3,528	(1,090)	(1,988)
Tax benefit on stock option exercises	20,770	2,888	5,125
Changes in operating assets and liabilities:
Accounts receivable, net	(46,244)	15,945	(10,124)
Inventories	(24,247)	(40,651)	(32,648)
Prepaid expenses and other current assets	(5,794)	848	(3,730)
Accounts payable and accrued expenses	14,460	3,814	16,976

Net cash provided by operating activities	65,784	47,231	57,525
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,723)	(37,893)	(22,753)
Purchase of product license rights and other	(18,885)	(3,588)	(1,679)
Net sales (purchases) of short-term investments	12,020	(13,310)	(53,165)

Net cash used in investing activities	(55,588)	(54,791)	(77,597)
Cash flows from financing activities:
Proceeds from exercise of stock options	11,549	2,224	3,103
Proceeds from sale of stock under employee retirement and stock purchase plans	3,129	2,440	1,071
Decrease (increase) in amounts due from American BioScience, Inc.	507	(471)	1,435
Payment of deferred financing costs	(125)	(470)	—
Purchase of treasury stock, net	—	—	(19,999)

Net cash provided by (used in) financing activities	15,060	3,723	(14,390)
Effect of foreign currency translation	329	(469)	151

Increase (decrease) in cash and cash equivalents	25,585	(4,306)	(34,311)
Cash and cash equivalents at beginning of period	1,154	5,460	39,771

Cash and cash equivalents at end of period	$26,739	$1,154	$5,460

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—	$6
Income taxes (including in lieu of payments to American BioScience, Inc.)	33,588	21,413	36,684

See accompanying notes.

American Pharmaceutical Partners, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

1. Description of Business

Incorporated in Delaware in 2001 as successor to a California corporation formed in 1996 American Pharmaceutical Partners, Inc. is a majority owned subsidiary of American BioScience, Inc., or ABI, a California corporation. At December 31, 2005, ABI owned 47,984,160 shares, or 66.2%, of our outstanding common stock.

We are a pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. We hold the exclusive North American right to sell Abraxane®, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. In January 2005, ABI’s New Drug Application, or NDA, for Abraxane® was approved by the U.S. Food and Drug Administration, or FDA, and we launched the product on February 7, 2005. Our wholly-owned subsidiary, Pharmaceutical Partners of Canada, Inc., markets injectable pharmaceutical products in Canada.

We began in 1996 with an initial focus on U.S. marketing and distribution of generic pharmaceutical products manufactured by others. In June 1998, we acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business including manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were approved by or pending with the FDA.

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

On November 27, 2005, we entered into an agreement and plan of merger with ABI under which ABI will merge with and into APP, with APP continuing as the surviving corporation. In the merger, holders of shares of ABI common stock will receive 86,096,523 shares of our common stock, plus the number of shares of our common stock held by ABI at the effective time of the merger (which was 47,984,160 shares as of December 31, 2005), less the number of shares of our common stock issuable after the effective time of the merger with respect to restricted stock units issued under the ABI restricted unit plan contemplated to be adopted by ABI under the merger agreement (with this number of shares of our common stock to be issued as part of the merger consideration, but to be issued to holders of ABI restricted stock units in cancellation of such units). The 47,984,160 shares of our common stock held by ABI prior to the merger and acquired by our company in connection with the merger will be cancelled without payment of any additional merger consideration. Upon completion of the merger, the former holders of ABI common stock, together with the holders of ABI restricted stock units, will be issued shares of our common stock representing approximately 83.5% of our common stock outstanding on a fully-diluted basis immediately after the merger. This percentage reflects only the shares to be issued in the merger but does not include any shares of our common stock held by individual ABI shareholders prior to the merger. In connection with the merger, our certificate of incorporation will be amended to (a) increase the authorized number of shares of our common stock to 350,000,000 and (b) change our name to “Abraxis BioScience, Inc.”

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the assets, liabilities, and results of operations of American Pharmaceutical Partners, Inc., our wholly owned subsidiary Pharmaceutical Partners of Canada, Inc. and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation. We operate in one business segment.

A wholly owned subsidiary of American Pharmaceutical Partners holds a 50% interest in Drug Source Company. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying consolidated statements of income. Research and development expense included purchases from Drug Source Company of $2.7 million, $0.4 million and $1.8 million in 2005, 2004 and 2003, respectively. Ending inventory included purchases from Drug Source Company of $3.8 million and $2.9 million at December 31, 2005 and 2004, respectively.

Fiscal Year

We use a 52-week or 53-week fiscal year that ends on the Saturday nearest to December 31. For clarity of presentation, all periods are presented as if the year ended on December 31. The fiscal years ended December 31, 2005 and 2003 each contained 52 weeks and the fiscal year ended December 31, 2004 contained 53 weeks.

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

Cash, Cash Equivalents and Short-Term Investments

It is our policy to include cash and investments having a maturity of three months or less at the time of acquisition in cash and cash equivalents. Short-term investments consist of highly-liquid, available-for-sale, municipal variable rate demand notes with maturities of greater than 10 years and may be redeemed at par upon seven days notice and are recorded at cost. The cost of these short-term investments closely approximates their fair market value due to their variable interest rates, which typically reset every seven days. We have never incurred realized or unrealized holding gains or losses on these securities and income resulting from our short-term investments is recorded as interest income.

Accounts Receivable and Concentration of Credit Risk

We typically have multi-year contractual agreements with GPOs and individual hospital groups to supply our products to end-user hospital and alternate site customers. As is traditional in the pharmaceutical industry, a significant amount of our generic pharmaceutical products are sold to end users under GPO contracts through a relatively small number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Three wholesalers collectively, and approximately proportionately, represented 77%, 89% and 87% of our sales in fiscal 2005, 2004 and 2003, respectively, and represented 85% and 86% of accounts receivable at December 31, 2005 and 2004, respectively. The 2005 decline in the proportion of sales to the three major wholesalers was due primarily to increased sales to specialty oncology distributors. To help control our credit exposure, we routinely monitor the creditworthiness of our customers, review outstanding customer balances and record allowances for bad debts as necessary. We insure all, or a portion of, gross receivables from our largest customers to protect against risk of significant credit loss. Historical credit loss has been insignificant.

Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	December 31,
	2005			2004
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$31,768	$—	$31,768	$36,706	$—	$36,706
Work in process	$11,613	2,987	14,600	16,888	7,674	24,562
Raw materials	$122,449	6,465	128,914	49,563	40,204	89,767

	$165,830	$9,452	$175,282	$103,157	$47,878	$151,035

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

At December 31, 2005, inventory included $9.5 million in cost relating to generic products pending FDA approval on that date. Included in the amount pending approval at December 31, 2005 was $7.4 million of Ceftriaxone which was approved by the FDA in February 2006. At December 31, 2004, our investment in inventory pending regulatory approval consisted solely of Abraxane®-related inventory pending approval as of the financial statement date. Commercial shipment of Abraxane® commenced on February 7, 2005.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost, we reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the financial statements as an element of cost of sales with inventories presented net of related reserves.

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost or allocated acquisition value. Provisions for depreciation are computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset and for leasehold improvements the term of the related lease as follows:

Buildings and improvements	10-30 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-7 years

Depreciation expense was $13.1 million, $8.8 million and $8.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense increased $4.3 million in 2005 as compared to 2004 due primarily to the implementation of a new enterprise resource planning, or ERP, business system application and the expansion of our development facility in 2005.

Property, plant and equipment consist of the following:

	December 31,
	2005	2004
	(in thousands)
Land	$3,871	$3,847
Building and improvements	61,935	55,039
Machinery and equipment	59,166	52,497
Furniture and fixtures	5,400	4,181
Computer equipment	7,569	6,769
Computer software	22,435	2,552
Construction in progress	44,813	37,775

	205,189	162,660
Less allowance for depreciation	(63,248)	(56,250)

	$141,941	$106,410

The 2005 increase in property, plant and equipment resulted from a higher level of capital expenditures supporting additional or improved manufacturing capacity and research and development infrastructure. We implemented a new ERP business system application during 2005 and entered into various related license and support agreements. Depreciation associated with the ERP business system was $2.6 million and $0 for 2005 and 2004, respectively. At December 31, 2004, $17.1 million related to the ERP business system was included in construction in progress.

Deferred Financing Costs

In 2004, we recorded a non-cash, pretax charge of $2.0 million to write off unamortized debt acquisition costs related to the early extinguishment of our 2001 five-year credit facility. The $2.6 million in deferred financing costs at December 31, 2003 related to the costs incurred in connection with obtaining the 2001 facility. The $0.5 million of costs incurred in obtaining the $100 million facility, since expanded to $150 million, in September 2004 have been deferred and are being amortized on a straight-line basis over the new facility’s three-year term. Deferred financing costs are stated net of accumulated amortization in the consolidated balance sheets.

Intangible Assets and Other Non-Current Assets

Intangible assets and other non-current assets consist primarily of amounts paid to attain rights to certain products and are stated net of accumulated amortization in the consolidated balance sheets. Intangible assets are recorded at acquisition cost and are amortized on a straight-line basis over the period estimated revenues are expected to be derived from such assets (weighted average amortization period of approximately six years). The aggregate amortization expense related to product rights was $2.8 million, $0.4 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated aggregate amortization expense, based on the current carrying value of existing amortizable product and intellectual property rights, is expected to be approximately $2.3 million, in each of the next five years.

The FDA approval of Abraxane® in January 2005 triggered a $15.0 million milestone payment which has been capitalized and is being amortized over seven years.

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

Our investment in Alchemia common shares has been classified as an available-for-sale marketable equity security, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and was recorded at fair market value with any unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income. In late 2003, Alchemia underwent an initial public offering on the Australian Stock Exchange, and our initial investment in preferred stock converted to common stock. During 2004, we invested an additional $1.25 million in Alchemia common stock. At December 31, 2005, the total cost of our investment in Alchemia was $2.5 million with the fair market value recorded on our books at $5.2 million due primarily to market appreciation. At December 31, 2004 the total cost of our investment in Alchemia and the fair market value recorded were $2.5 million and $3.6 million, respectively. We monitor our investment in Alchemia for other than temporary declines in fair value and would charge any future impairment loss to income should an other than temporary decline in estimated value occur. $1.25 million and $0.5 million was outstanding under the note receivable at December 31, 2005 and 2004, respectively.

Revenue recognition

We recognize revenue from the sale of a product and for contract manufacturing when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for theses sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material; however in 2005 we have provided for an increase in Medicaid rebates as a result of the February 2005 launch of Abraxane®. Accruals for sales provisions are presented in our financial statements as a reduction of net sales and accounts receivable and, for contractual allowances, in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

We have extensive, internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related reserve requirements. As further described below, due to the nature of our generic injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data and updated for any applicable changes in available information, provides a reliable basis for such estimates.

Sales to our three major wholesale customers comprised 77%, 89% and 87% of our 2005, 2004 and 2003 net sales, respectively, with the decrease in 2005 attributable to the movement of a higher proportion of our sales though specialty oncology distributors. We periodically, as we believe warranted, review the wholesale supply levels of our significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms and periodic visits to wholesalers’ warehouses. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our generic products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our generic distribution channel has not had a significant impact on our historic sales comparisons or sales provisions.

To date, we have not entered into any inventory management agreements with any of our wholesale customers which would require us to pay a fee in connection with their distribution of our products or other services, possibly including sales data and other services and contractual rights for us, but we may be required to enter into such agreements in the future in order to maintain our relationships with such wholesalers. We are unable to ascertain the potential impact of any such agreements on our cost of sales, but do not believe that such agreements would result in a substantial change in wholesale stocking levels of our products as compared to current levels.

Our sales provisions totaled $605.7 million, $771.6 million and $676.4 million in 2005, 2004 and 2003, respectively, and related reserves totaled $84.5 million and $124.4 million at December 31, 2005 and 2004, respectively.

Chargebacks

The estimated provision for chargebacks is our most significant and complex sales allowance. Following industry practice, we typically sell our products to independent pharmaceutical wholesalers at wholesale list price. The wholesaler in turn sells our products to an end user, normally a hospital or alternative healthcare facility, at a lower contractual price previously established between us and the end user via a GPO. GPOs enter into collective purchasing contracts with pharmaceutical suppliers to secure more favorable product pricing on behalf of their end-user members.

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

The most significant estimates inherent in the initial chargeback provision relate first to wholesale units pending chargeback and, second, to the ultimate end-user contract-selling price. We base our estimation for these factors primarily on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing and our expectation for future contract pricing changes. One factor which complicates the chargeback calculation is the time lag between when the product is sold to the wholesaler, when the wholesaler sells the product to the end-user customer and then when we receive and process the chargeback. Other complicating factors include product sales for which no chargeback request is submitted and estimating the ultimate selling price of the product for products with rapidly changing market pricing conditions. Our chargeback provision is also potentially impacted by a number of market conditions, including competitive pricing, competitive products and changes impacting demand in both the distribution channel and healthcare provider.

Our methodology used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, primarily the inability to track product through the channel on a unit or lot specific basis, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales: such changes have not been material to the income statement. The $49.5 million decrease in chargeback requirements during 2005 resulted primarily from lower quarterly generic sales, including of certain products with larger chargeback provision requirements, in the fourth quarter of 2005 as compared to the fourth quarter of 2004. As a proprietary product, Abraxane® does not require significant chargeback reserves. The $39.4 million increase in chargeback requirements during 2004 resulted from a 37% fourth quarter sales increase and an increase proportion of new oncology products in the sales mix. Oncology products generally require a higher chargeback provision. A one percent decrease in our estimated end-user contract-selling prices would reduce 2005 net sales by $0.6 million and a one percent increase in wholesale units pending chargeback at December 31, 2005 would decrease 2005 net sales by $0.6 million.

The accrual for chargebacks is presented in our financial statements as a reduction of net sales and accounts receivable. Chargeback activity for the three years ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$97,382	$57,989	$50,212
Provision for chargebacks	519,750	674,820	610,763
Credits or checks issued to third parties	(569,291)	(635,427)	(602,986)

Balance at end of year	$47,841	$97,382	$57,989

Contractual allowances, returns and credits, cash discounts and bad debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. A one percent increase in the estimated rate of contractual allowances to sales at December 31, 2005 would decrease net sales by $1.9 million. Contractual allowances are reflected in the financial statements as a reduction of net sales and as a current accrued liability. Our provision for contractual allowances during each of the three years ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$11,433	$6,988	$6,919
Provision for contractual allowances and customer rebates	33,572	27,116	19,861
Credits issued to third parties	(32,853)	(22,671)	(19,792)

Balance at end of year	$12,152	$11,433	$6,988

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors, generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. At December 31, 2005, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased 2005 net sales by $1.4 million. The accrual for customer credits and product returns is presented in the financial statements as a reduction of net sales and accounts receivable. Our provision for customer credits and product returns during each of the three years ended December 31, 2005 was as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$9,397	$8,820	$6,346
Provision for customer credits and product returns	27,010	28,248	25,879
Credits issued to third parties	(20,135)	(27,671)	(23,405)

Balance at end of year	$16,272	$9,397	$8,820

We generally offer our customer a standard cash discount on generic injectable products for prompt payments and, from time-to-time, may offer a greater discount and extended terms in support of product launches or other promotional programs. Our wholesale customers typically pay within terms and a provision for cash discount is established at the time of sale based on the terms of sale.

We establish a reserve for bad debts based on general and identified customer credit exposure. Our actual loss due to bad debts in the three-year period ending December 31, 2005 was less than $0.1 million.

Shipping and Handling Fees and Costs

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

Research and Development Costs

Research and development costs are expensed as incurred or consumed and consist of pre-production manufacturing scale-up and related salaries and other personnel-related expenses, depreciation, facilities, raw material and production costs and professional services.

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

Had compensation cost for grants of stock-based compensation been determined using the fair value method of accounting as prescribed by SFAS 123, our net income and income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income, as reported	$86,412	$56,693	$71,693
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,880	666	731
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(10,173)	(6,064)	(3,695)

Pro forma net income	$78,119	$51,295	$68,729

Net income per common share:
Basic—as reported	$1.20	$0.81	$1.03
Basic—pro forma	$1.09	$0.73	$0.99
Diluted—as reported	$1.17	$0.78	$0.99
Diluted—pro forma	$1.05	$0.70	$0.94

This pro forma disclosure is not likely to be indicative of results that may be expected in future years because options vest over several years, compensation expense is recognized as the options vest and additional awards may also be granted and the calculation of compensation expense will be subject to the provisions of SFAS 123(R).

For purposes of determining the pro forma effect under SFAS 123 of stock options granted to employees and directors and stock purchase rights issued under our employee stock purchase plan, or ESPP, the fair value of each option or right is estimated on the date of grant based on the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Stock Options
Risk-free rate	3.9%	3.4%	2.9%
Dividend yield	—	—	—
Expected life in years	5	5	5
Volatility	46%	69%	67%
Employee Stock Purchase Plan
Risk-free rate	2.2%	1.9%	1.7%
Dividend yield	—	—	—
Expected life in years	1.2	1.4	1.4
Volatility	46%	69%	67%

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

Per Share Information

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Dilutive income per common share is computed by dividing net income by the weighted-average number of common shares used for the basic calculations plus potentially dilutive shares for the portion of the year that the shares were outstanding. Potentially dilutive common shares resulted from outstanding stock options. Calculations of basic and diluted income per common share information are based on the following:

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$86,412	$56,693	$71,693

Denominator:
Weighted-average common shares outstanding—Basic	71,826	70,305	69,673
Net effect of dilutive securities:
Stock options	2,227	2,842	3,072

Weighted common shares—Diluted	74,053	73,147	72,745

Income per common share—Basic	$1.20	$0.81	$1.03

Income per common share—Diluted	$1.17	$0.78	$0.99

Employee stock options for which the exercise price exceeded the average market price of our common stock in the respective fiscal years were excluded from the computation of diluted income per common share as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Number of shares excluded	535	339	76
Range of exercise prices	$45.86-$56.02	$33.38-$46.20	$28.5-$38.37

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

SFAS 123(R) is effective for fiscal periods beginning after December 15, 2005 and offers two alternate means of adoption, either: the “modified prospective” method in which compensation cost is recognized for awards granted after the effective date of the statement and outstanding, unvested awards granted prior to SFAS 123(R)’s effective date, or; a “modified retrospective” method which applies the modified prospective method, but allows companies to restate prior periods based on amounts calculated for pro forma disclosures under the original Statement 123 for either all prior periods presented or prior interim periods in the year of adoption.

We will adopt SFAS 123(R) in the first quarter of 2006 using the modified retrospective approach. Under this approach we will adjust our prior financial statements to include the amounts that the company previously reported as pro forma disclosures under FAS 123’s original provisions. The adoption of SFAS 123(R) will significantly impact our reported results of operations, but will have no impact on our overall financial position. The impact of SFAS 123(R) on our reported results of operations cannot be accurately predicted at this time as it will depend on future market prices and equity grants. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard on the past period would likely approximate the pro forma amounts calculated and disclosed under the original Statement 123. SFAS 123(R) also requires that the tax benefit in excess of compensation cost, as calculated under the new standard, be reported in the statement of cash flows as a financing activity rather than an operating activity. This change will reduce reported net operating cash flow and will equally increase reported net financing cash flow in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $20.8 million, $2.9 million, and $5.1 million in 2005, 2004 and 2003, respectively.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS No. 151 requires that these costs be treated, as current period costs regardless if they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. APP does not expect that the impact of this statement will have a material effect on the consolidated financial statements of the company.

3. Transactions with American BioScience

Product License and Manufacturing Agreements

We hold the exclusive North American marketing rights and the worldwide manufacturing rights for Abraxane®. The FDA approved Abraxane®, for the filed indication on January 7, 2005 and Abraxane® was launched on February 7, 2005. Abraxane® is licensed from ABI, which is responsible for conducting the clinical studies of and obtaining regulatory approval for Abraxane®. Following the consummation of our pending merger with ABI, the license agreement would effectively cease to exist.

In November 2001, we signed a perpetual license agreement with ABI under which we acquired the exclusive rights to market and sell Abraxane® in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to ABI of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory, publication and sales objectives for licensed indications. ABI is responsible for conducting clinical studies in support of Abraxane® and for substantially all costs associated with the development and obtaining regulatory approval for Abraxane®. Any profit, as defined in the license agreement, resulting from our sales of Abraxane® will be shared equally between ABI and us, following the recapture of half of the pre-launch sales, marketing and pre-production start-up costs we have incurred.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, ABI’s remaining obligation to complete the NDA filing and the potential sales of the product under licensed clinical indications. The license agreement was a product of several months of extensive negotiation with ABI involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors, with those directors who also have an affiliation with ABI recusing themselves from the vote. There are no restrictions on how ABI would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of Abraxane® in relation to our licensed product rights and for other purposes.

In December 2001, in conjunction with our initial public offering, we recorded an initial payment due ABI of $60.0 million. In our financial statements, the license agreement was accounted for as an asset contributed by a principal shareholder using the shareholder’s historical cost basis, which was zero, and the $60.0 million payment was accounted for as a distribution of stockholders’ equity. For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period. Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.

Under the license agreement, ABI earned milestone payments upon the filing and approval of Abraxane® for metastatic breast cancer indication. The first such milestone of $10.0 million was achieved in May 2004 when the FDA accepted ABI’s NDA for the metastatic breast cancer indication. This payment was expensed and paid in the second quarter of 2004. The FDA then approved Abraxane® for the filed indication in January 2005, triggering a $15.0 million milestone payment in the first quarter of 2005, which has been capitalized and is being amortized over the expected life of the product, subject to periodic review for impairment.

Regulatory or publication achievements related to other licensed indications under study, including lung, ovarian and prostate cancers, will trigger further milestone payments to ABI. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if sales of the product do not meet specified levels.

Upon achievement of major annual one-time Abraxane® sales milestones, we are required to make additional payments which, in the aggregate, could total $110.0 million should annual Abraxane® sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year Abraxane® sales in excess of $200.0 million and the second sales milestone of $20.0 million upon the achievement of annual calendar year sales in excess of $400.0 million. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

Under the license agreement, profit on our sales of Abraxane® North America will be shared equally between ABI and us. The license agreement defines profit as Abraxane® net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we have expensed as incurred, but which will be charged against first profit under the agreement) and an allocation of related general and administrative expenses. We expense ABI’s share of any profit earned in our statements of income as an element of cost of sales. During the 4th quarter we expensed $3.3 million of profit sharing fees related to Abraxane®. Any costs and expenses related to product recalls and product liability claims generally will be split equally between ABI and us and expensed as incurred. Abraxane®

In November 2001, along with the license agreement for Abraxane®, we also entered into a manufacturing agreement with ABI under which we agreed to manufacture Abraxane® for ABI and its licensees for sales outside North America. Under this agreement, we have the right to manufacture Abraxane® worldwide. For sales outside of our licensed territories, we will charge ABI and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by ABI.

Loan to ABI

Prior to our 2001 licensing of Abraxane®, we made loans to ABI, our majority shareholder, to support development of Abraxane®. Subsequent to formalization of the license and manufacturing agreements in November 2001, we received a demand promissory note, which replaced prior notes, from ABI for the outstanding loan balance, or Demand Note. The Demand Note is capped at $23.0 million and the terms of our September 2004 credit facility cap the note at such amount. The Demand Note bears interest at a rate equal to the rate of interest on our credit facility which is LIBOR plus 75 basis points. At December 31, 2005, the interest rate for loans under the credit facility was 5.14%. ABI is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on Abraxane® to ABI under the license agreement. As security for ABI’s obligations under the Demand Note, ABI pledged and granted to us a security interest in shares of our common stock held by ABI having a fair market value equal to 120% of the balance of the Demand Note.

American Pharmaceutical Partners charges incurred on ABI’s behalf related to labor and other costs directly associated with Abraxane® product development, income taxes, interest and an agreed allocation of administrative costs to the ABI loan account. A summary of activity in the amounts due from ABI, which is classified as a reduction of stockholders equity in the accompanying consolidated balance sheets, follows:

	Year Ended December 31,
	2005	2004
	(in thousands)
Balance at beginning of year	$21,603	$21,132
Abraxane® profit sharing due ABI	(3,278)	—
Payments on behalf of ABI:
New product development	1,408	421
Interest charged to ABI	1,271	1,097
Other	(474)	(510)
Reductions in lieu of income tax liability	566	(537)

	$21,096	$21,603

4. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
	(in thousands)
Sales and marketing	$18,728	$15,133
Payroll and employee benefits	12,458	6,893
Accrued income taxes	6,544	10,458
Legal and insurance	2,515	1,976
Other	1,433	1,102

	$41,678	$35,562

5. Credit Facilities and Debt Extinguishment

In September 2004, we entered into a $100 million three-year unsecured revolving credit and letter of credit facility. The new credit facility was extended to $150 million in August 2005, the term was extended by one year and reductions were made to the margins for Eurodollar Rate Loans and future commitment fees. Debt acquisition fees of approximately $0.5 million for the new facility are being amortized over the life of the facility.

In 2004, as a result of our early termination of a prior credit facility, a non-recurring, non-cash pretax charge was recorded of approximately $2.0 million in 2004 to write-off unamortized debt acquisition costs. As of December 31, 2005 and 2004, no amounts were outstanding under the facility and the company was in compliance with all of its covenants.

Interest rates under our new credit facility vary depending on the type of loan made and APP’s leverage ratio. The interest rate under the credit facility is LIBOR plus 75 basis points. At December 31, 2005, the interest rate for loans under the credit facility was 5.14%. The credit facility limits the amount of and assesses a 0.125% fee on the face amount of outstanding letters of credit. With respect to the capital stock held by ABI, the credit facility prohibits APP from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of APP’s September 2004 credit facility limit the principal amount of the intercompany demand note received from ABI to $23.0 million, among various other covenants and restrictions.

No interest expense was capitalized during the years ended December 31, 2005, 2004 and 2003.

6. Leases and Commitments

We have entered into various operating lease agreements for warehouses, office space, automobiles, communications, information technology equipment and software, and office equipment. Rental expense amounted to $3.4 million, $3.0 million and $2.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

As of December 31, 2005, future annual minimum lease payments related to non-cancelable operating leases were as follows:

Year	Amount
(in thousands)
2006	$4,198
2007	2,273
2008	1,065
2009	760
2010	1,573
Thereafter	3,005

$12,874

7. Employee Benefit Plan

We sponsor a 401(k) defined-contribution plan, or 401(k) Plan, covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. In January 2005, we adopted an enhanced 401(k) defined-contribution plan to replace the previous plan. Under the 2005 plan, we contribute a qualified non-elective contribution in an amount equal to 3% of all eligible employee’s compensation, regardless of participation in the plan with such employer contributions vesting immediately. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. Our total matching contributions to the 401(k) Plan were $2.5 million, $1.6 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. We may contribute additional amounts to the 401(k) Plan at our discretion although, we have never made a discretionary contribution to the 401(k) Plan. As of December 31, 2005, 142,359 common shares were reserved for issuance under our 401(k) Plan.

8. Employee Stock Purchase Plan

Under the 2002 Employee Stock Purchase Plan, or ESPP, eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase of our common stock. The employees’ purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the offer period or 85% of the fair market value of the stock on the last business day of the semi-annual purchase period. Employees can purchase no more than 625 shares of our common stock within any given purchase period. No compensation expense is recorded in connection with the shares issued from the ESPP. An aggregate of 8,167,301 shares of our common stock were reserved for issuance under the ESPP at December 31, 2005. The ESPP provides for annual increases in the number of shares of our common stock issuable under the ESPP equal to the lesser of: a) 3,000,000 shares, b) a number of shares equal to 2% of the total number of shares outstanding or c) a number of shares as determined by our Board of Directors. In 2005, 126,775 shares were issued under the ESPP for an aggregate purchase price of $3.1 million. The weighted average fair values of the purchase rights granted in 2005 and 2004 were $10.57 and $3.50, respectively, and were issued at a weighted average price of $29.05 and $9.77, respectively. Of the 1,487 employees eligible to participate, 913 were participants in the ESPP at December 31, 2005. At December 31, 2004, there were 1,450 employees eligible to participate in the ESPP and 871 participants.

9. Stockholders’ Equity

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

Dividends

We have never paid a cash dividend on any class of stock and have no current intention of paying cash dividends in the future. In the event that we liquidate, dissolve or wind up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of our common stock have no preemptive rights or rights to convert their common stock into any other securities.

Registration Rights

The holders of 56,861,089 shares of our common stock, which includes shares held by ABI, are entitled to registration rights with respect to their shares. These holders may require us to include their shares in our registration statements and may require us to register all or a portion of their shares. Upon registration, these shares would be freely tradable in the public market without restriction.

Generally, all expenses in effecting these registration statements, with the exception of underwriting discounts and selling commissions, are to be borne by us. These registration rights are subject to some conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in a registration. We agreed to indemnify the holders of these registration rights, and each selling holder has agreed to indemnify us, against liabilities under the Securities Act, the Securities Exchange Act or other applicable federal or state law.

Treasury Stock

Pursuant to a December 2002 authorization by our Board of Directors, we repurchased 1,596,081 of our shares in the 2003 first quarter for $20.0 million. Additionally, in 2002, we repurchased all 5,050,317 shares of our common stock for $36.3 million in cash pursuant to a stock repurchase program adopted by our Board of Directors on July 26, 2002. These repurchases were funded using our internal cash resources and are being held as treasury shares to be used for general corporate purposes. In aggregate, the 6,646,398 common shares held as treasury stock at December 31, 2005 have a cost basis of $8.47 per share.

Increase in Authorized Shares

In connection with our pending merger with ABI, our Board of Directors approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock to 350,000,000, $0.001 par value per share. This charter amendment also was approved by the requisite vote of our stockholders pursuant to an action by written consent. Before giving effect to this charter amendment, our certificate of incorporation authorized us to issue 100,000,000 shares of common stock, $0.001 par value per share, and 6,000,000 shares of preferred stock, $0.001 par value per share. The authorized number of shares of preferred stock will not be affected by the charter amendments.

As of the record date, we had approximately 72,474,821 shares of common stock issued and outstanding and an additional 19,560,339 shares of common stock reserved for issuance upon the exercise of outstanding options. If the merger is completed, we will be required to issue approximately 134,080,683 shares of its common stock in connection with the merger. This charter amendment will provide a sufficient number of authorized shares for issuance in connection with the merger and also will provide the combined company flexibility to issue common stock for proper corporate purposes that may be identified in the future.

10. Stock Options

1997 Stock Option Plan

During 1998, our Board of Directors authorized the 1997 Stock Option Plan, or the 1997 Plan. Under the 1997 Plan, options to purchase shares of our common stock were granted to certain employees and directors with an exercise price equal to the estimated fair market value of our common stock on the date of grant. The 1997 Plan stock options vested immediately upon completion of our initial public offering in December 2001.

2001 Stock Incentive Plan

In December 2001, our Board of Directors authorized the 2001 Stock Incentive Plan, or the 2001 Plan. The 2001 Plan provides for the grant of incentive stock options and restricted stock to employees, including officers and employee directors, non-qualified stock options to employees, directors and consultants, and restricted stock and other types of awards. At December 31, 2005, there were 15,965,228 options available for grant, and 19,537,225 common shares reserved for the exercise of stock options under the 2001 Plan. The number of shares reserved for issuance increases annually on the first day of each fiscal year by an amount equal to the lesser of a) 6,000,000 shares, b) 5% of the total number of shares outstanding as of that date, or c) a number of shares as determined by our Board of Directors.

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

The 2001 Program is administered by our Board of Directors, or a committee designated by the Board of Directors, which determines the terms and conditions of awards, and construe and interpret the terms of the program and awards granted under the program.

Restricted Stock

At December 31, 2005, 34,000 restricted shares were outstanding with market values ranging from $14.69 to $34.03 and vesting dates ranging from January 2006 to June 2011. Compensation expense related to restricted stock grants is based upon the market price on date of grant and charged to earnings on a straight-line basis over the vesting periods.

Stock Option Activity

Stock option activity for all plans is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2003	4,589,978	$4.43
Granted	1,126,150	19.17
Exercised	(973,746)	3.18
Forfeited	(243,877)	10.81

Outstanding at December 31, 2003	4,498,505	8.05	2,136,269	$3.55

Granted	1,094,600	32.56
Exercised	(461,983)	4.81
Forfeited	(160,985)	23.75

Outstanding at December 31, 2004	4,970,137	13.24	2,625,886	$5.62

Granted	778,800	45.91
Exercised	(1,760,444)	6.92
Forfeited	(416,496)	31.23

Outstanding at December 31, 2005	3,571,997	21.38	1,774,537	$11.31

The weighted-average fair value of options granted was $20.01, $19.56 and $11.34 for the years ended December 31, 2005, 2004 and 2003, respectively, as calculated using the Black-Scholes option pricing model.

The following table summarizes information about all stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 2.00 – $ 8.00	1,115,509	4.4	$3.53	958,496	$3.42
$ 8.01 – $14.00	567,862	6.5	11.27	386,749	11.16
$14.01 – $20.00	163,808	7.3	15.74	59,593	15.30
$20.01 – $26.00	336,669	8.3	23.91	78,382	24.11
$26.01 – $32.00	357,005	5.7	29.05	176,871	28.75
$32.01 – $38.00	175,294	8.1	34.90	45,196	34.67
$38.01 – $44.00	183,000	8.7	40.60	27,600	40.23
$44.01 – $50.00	628,937	8.9	46.33	41,650	45.90
$50.01 – $57.00	43,913	9.0	53.11	—	—

	3,571,997	6.6	21.38	1,774,537	11.31

Stock-Based Compensation

Our stock-based compensation expense results from the issuance of stock-based compensation which was either performance based or for which the exercise price was less than the estimated fair value of common stock on the grant date. In connection with such stock-based compensation, we determine the amount of related compensation recognized to be the difference between the exercise price and the fair value of our common stock at that date. Stock-based compensation is deferred and classified as a reduction of stockholders’ equity and is amortized to expense primarily on an accelerated basis using the graded vesting method over the applicable vesting period. Such expense amounted to $3.0 million, $1.1 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

11. Income Taxes

Deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Inventory	$7,326	$4,385
Amortization of stock-based compensation	2,315	1,638
Customer discounts	978	1,339
Other accruals and reserves	10,512	7,288

Total deferred tax assets	21,131	14,650
Deferred tax liabilities:
Organization costs	(362)	(383)
Depreciation	(7,613)	(4,275)
Other accruals and reserves	—	—

Total deferred tax liabilities	(7,975)	(4,658)

Net deferred tax asset	$13,156	$9,992

The provisions for income tax consists of the following:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$43,703	$29,949	$36,085
State	5,224	4,388	8,073
Foreign	1,695	1,891	1,219

Total current	50,622	36,228	45,377
Deferred:
Federal	(3,507)	(3,373)	1,114
State	343	(715)	884

Total deferred	(3,164)	(4,088)	1,998

Total provision for income taxes	$47,458	$32,140	$47,375

The amount of our allocated current liability for income taxes is accounted for through the due from ABI account and was $1.0 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively. Since our initial public offering, we have not been included in ABI’s consolidated federal income tax return.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year ended December 31,
	2005	2004	2003
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	4.8	4.8
Permanent items	1.0	—	0.2
Tax rate change in state deferred taxes	0.3	—	0.1
Non-includible income	(2.0)	(0.9)	(0.3)
Tax credits	(2.0)	(2.7)	—

Effective tax rate	35.5%	36.2%	39.8%

12. Acquisition of Assets

In July 2004, we acquired certain assets, including a 25,000 square foot manufacturing facility and certain injectable oncology product rights, for a purchase price of $9.6 million in cash, after final purchase price adjustments. We completed our purchase accounting in the third quarter of 2005 and have allocated the purchase price to the fair value of property, plant and equipment of $9.0 million and inventory of $0.6 million. Located in Barbengo, Switzerland, the FDA approved facility uses Isolator Technology which is particularly suitable for the manufacture of oncolytic products. Additionally, we acquired eight FDA approved ANDAs covering 15 product codes and one ANDA pending with the FDA in the transaction which also included a number of generic injectable oncology products currently marketed in Europe and South America and a number of Marketing Authorization Applications, or MAAs, currently approved or pending with the European Agency for the Evaluation of Medicinal Products.

13. Regulatory Matters

The Company is subject to regulatory oversight by the FDA and other regulatory authorities with respect to the development and manufacturing of its products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with regulatory requirements.

14. Litigation

In December 2004, one of our former officers and employees and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in us and ABI. We have filed a counterclaim in the arbitration, claiming that the former employee breached his duties and obligations to us and was negligent in the performance of his duties. We are seeking unspecified damages. The arbitration has been set to begin in June 2006. We intend to vigorously defend this claim and do not believe that this claim will have a material adverse effect on us.

On or about December 7, 2005 several stockholder derivative and class action lawsuits were filed against APP, its directors and ABI in the Delaware Court of Chancery relating to the proposed merger between APP and ABI. APP is a nominal defendant in the stockholder derivative actions. The lawsuits allege that APP’s directors breached their fiduciary duties to the APP stockholders by causing APP to enter into the merger agreement and for not providing full and fair disclosure to APP’s stockholders, regarding the pending merger, which it is alleged caused the value of the shares held by the public APP shareholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and enjoining of the merger. APP intends to vigorously defend these actions.

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

15. Net Sales by Product

Net sales by product line is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Critical care	$163,581	$178,242	$169,849
Anti-infective	169,818	125,052	95,581
Oncology(1)	184,815	95,866	81,049
Contract manufacturing	599	5,739	4,088
Other	—	111	748

	$518,813	$405,010	$351,315

(1)	Abraxane® sales totaled $133.7 million in 2005.

16. Unaudited Quarterly Financial Data

Selected quarterly data for 2005 and 2004 is as follows:

	2005
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$120,681	$124,509	$128,794	$144,829
Gross margin	$75,291	$69,009	$65,499	$83,119
Net income	$24,302	$20,449	$18,238	$23,423
Income per common share:
Basic	$0.34	$0.28	$0.25	$0.32
Diluted	$0.33	$0.28	$0.25	$0.32

	2004
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$89,178	$97,664	$95,614	$122,554
Gross margin	$44,387	$53,141	$51,699	$66,482
Net income	$11,769	$9,245	$13,813	$21,866
Income per common share:
Basic	$0.17	$0.13	$0.20	$0.31
Diluted	$0.16	$0.13	$0.19	$0.30

Sales and gross margin in the fourth quarter of 2005 benefited from sales of Abraxane®, as well as, the resumption of shipments out of our Melrose Park facility. In addition the third and fourth quarters include $6.0 million and $1.9 million, respectively, of professional fees associated with the proposed merger and the fourth quarter includes $5.4 million of related severance costs.

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

(c) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2005.

Item 9B. OTHER INFORMATION

We entered into a separation agreement with Alan L. Heller, pursuant to which Mr. Heller’s employment with us terminated on November 23, 2005. As provided in the separation agreement, we agreed to pay Mr. Heller a lump sum payment of $1,680,000, which is due on May 23, 2006. We also agreed to pay the premiums for Mr. Heller’s health care coverage for 18 months or until Mr. Heller is covered by comparable benefits, whichever is earlier. In addition, we accelerated the vesting of 12,500 shares of Mr. Heller’s restricted stock so that the restrictions on such stock have lapsed. We also accelerated the vesting of the stock options granted to Mr. Heller under the terms of his employment agreement. The stock options are now vested to the same extent they would have been if Mr. Heller were terminated on November 23, 2007.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to our directors, executive officers and key employees as of January 31, 2006:

Name	Age	Position(s)
Patrick Soon-Shiong, M.D.	53	Executive Chairman and Director

David S. Chen, Ph.D	57	Director

Stephen D. Nimer, M.D.	51	Director

Leonard Shapiro	77	Director

Kirk K. Calhoun	61	Director

Nicole S. Williams	61	Executive Vice President and Chief Financial Officer

Antonio R. Pera	48	Executive Vice President, Generics Business

Shahid Ahmed	54	Vice President of Regulatory Affairs

Margaret Foss	51	Vice President of Quality Assurance & Quality Control

Scott W. Meacham	47	Vice President, Sales USA Generic Business

Deena Reyes	40	Vice President of Marketing

Daniel S. Robins	40	Vice President of Product Development

Amar Singh	47	Vice President of Sales and Marketing of Abraxis Oncology

Sam Trippie	65	Vice President of Manufacturing

Bruce J. Wendel	52	Vice President of Corporate Development

Patrick Soon-Shiong, M.D. has served as our Chief Executive Officer since December 2005 and as our Executive Chairman since November 2004. Dr. Soon-Shiong previously served as our Chief Executive Officer and Chairman of the board of directors since our inception in March 1996 to November 2004 and as our President from July 2001 to November 2004. From our inception to August 1997, Dr. Soon-Shiong also served as our Chief Financial Officer. Since June 1994, Dr. Soon-Shiong has also served as president, chief financial officer and a director of American BioScience, Inc., our majority-owned parent. From June 1994 to June 1998, he served as chief executive officer and chairman of the board of directors of VivoRx, Inc., a biotechnology company. Dr. Soon-Shiong is named as a co-inventor on over 30 issued U.S. patents. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong holds a degree in Medicine from the University of the Witwatersrand and a M.S.C. in Science from the University of British Columbia.

David S. Chen, Ph.D. has served as a director since June 1998. Since February 2004, Dr. Chen has been Senior Executive Vice President of China Development Industrial Bank. Dr. Chen was chairman of Cypac Investment Management Limited from 1998 to 2003. He served as chief executive officer from July 1996 to February 2000 and chief financial officer from May 1991 to February 1994 of Central Investment Holdings Company. Dr. Chen holds a B.S. in Agricultural Economics from National Taiwan University, an M.B.A. from California State University at Long Beach and a Ph.D. in Business Administration from Nova University,

Florida. Dr. Chen has served as a director since 1997 and is a member of our Audit Committee and Compensation Committee.

Stephen D. Nimer, M.D. has served as a director since May 2001. Dr. Nimer has been associated with Memorial Sloan-Kettering Cancer Center since 1993 and has been Head of the Division of Hematologic Oncology since 1996 and Chief of the Hematology Service since 1993. He has also taught medicine at the Cornell University School of Medicine since 1993. Dr. Nimer holds an M.D. from the University of Chicago and a B.S. in biology from Massachusetts Institute of Technology. Dr. Nimer has served as a director since 2001 and is a member of our Compensation Committee.

Leonard Shapiro has served as a director since October 2002. Mr. Shapiro has over 50 years of business experience as an entrepreneur and founder of Shapco, Inc., a manufacturer and distributor of pipe products, where he has been the Chief Executive Officer since 1948. As Chief Executive Officer of Shapco, he presided over the firm’s real estate investment activities in addition to its manufacturing and distribution operations. Shapco, Inc., together with its subsidiaries, employs over 300 employees in various locations throughout the Western United States. Mr. Shapiro has served as a director since 2002 and is a member of our Audit Committee.

Kirk K. Calhoun has served as a director since October 2002. Mr. Calhoun joined Ernst & Young LLP in 1965 and served as a partner of the firm from 1975 until his retirement in June 2002, where his responsibilities included both area management and serving clients in a variety of industries. Mr. Calhoun is a Certified Public Accountant with a background in auditing and accounting. Mr. Calhoun serves on the Board of Directors of Myogen, Inc., Aspeva Pharmaceuticals Corporation and Adams Respiratory Therapeutics, Inc., as well as the Board of Governors of the California State University Foundation. Mr. Calhoun holds a B. S. in Accounting from University of Southern California. Mr. Calhoun has served as a director since 2002 and is a member and Chairman of our Audit Committee.

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

Antonio R. Pera has served as Executive Vice President, Generics Business, since October 2004. Prior to this appointment, Mr. Pera served as Executive Vice President and Chief Operating Officer of Oakwood Laboratories, a drug delivery company. Prior to that, Mr. Pera served as President/Chief Operating Officer and director of Akorn, Inc., an ophthalmic and parenteral drug manufacturer. Prior to these positions, Mr. Pera co-founded Bedford Laboratories, the generic injectable drugs division of Ben Venue Laboratories, which was acquired by Boehringer-Ingelheim in 1997. Mr. Pera holds an M.B.A. from DePaul University and a bachelor of science degree in business administration from the University of Illinois, Champaign-Urbana.

Shahid Ahmed has served as our Vice President of Regulatory Affairs since October 2002. From 2001 to 2002, Mr. Ahmed served as Senior Vice President, Regulatory Affairs, QA, QC for Akorn, Inc. From 1994 to 2001, Mr. Ahmed served in various regulatory affairs capacities with the Ben Venue Laboratories, Division of Boehringer-Ingelheim, most recently as Vice President, Regulatory Affairs, QC and Microbiology. Mr. Ahmed holds a M.S. in Analytical Chemistry from Manitoba University.

Margaret Foss was appointed Vice President of Quality Assurance & Quality Control in September of 2004. Prior to joining us, Ms. Foss spent 22 years at Baxter Healthcare where she most recently served as vice president of quality management, where she led the planning, development, implementation and improvement of systems to ensure product quality and adherence to prescribed standards. Ms. Foss holds a nursing degree from Trumbull Memorial Hospital School of Nursing.

Scott W. Meacham has served as our Vice President, Sales USA Generic Business since February 2005. In 2004, Mr. Meacham held the position of Vice President, Sales with ReddShell Corporation. From 2001 through 2004, he served as Vice President, National Accounts, US Renal Division, with Baxter Healthcare. Mr. Meacham holds a B.S. degree in Pharmacy from Butler University.

Deena Reyes was appointed Vice President of Marketing on March 1, 2004. Ms. Reyes joined us in January 2001 as Director of Marketing. Prior to that Ms. Reyes served as Senior Product Manager for Pharmacia. Ms. Reyes holds a B.S. degree in Molecular, Cellular and Developmental Biology from the University of Colorado and an M.B.A. from St. Louis University.

Amar Singh was appointed our Vice President of Sales and marketing of Abraxis Oncology, our proprietary drug division, in August 2004. Prior to joining us, Mr. Singh served as Executive Director of the oncology marketing group at Roche Labs, Inc. Mr. Singh has held various positions at F. Hoffman-La Roche over a period of two decades, where he last served as Executive Director of the Specialty Care New Products group, which included oncology. Mr. Singh holds an M.B.A. from New York University, and a B.A. in Economics from the University of North Carolina Chapel Hill.

Daniel Robins has served as our Vice President of Product Development since January 2005. During 2002 through 2004, Mr. Robins served as Senior Director, Analytical Research & Development with Duramed Research, Inc. He also served as Director, Analytical Research & Development with Barr Laboratories from 2000 to 2002. Mr. Robins has a Ph.D. and M.S. in Analytical Chemistry from Ohio State University, an M.B.A. from Leonard N. Stern School of Business, New York University, and B.A. in Chemistry from LaSalle University.

Sam Trippie has served as our Vice President of Manufacturing since June 1998. From September 1992 to June 1998, Mr. Trippie served as vice president of manufacturing at Fujisawa USA, Inc., a pharmaceutical company. Prior to that, Mr. Trippie was vice president of manufacturing at Sanofi Animal Health Ltd. and held various positions in quality assurance and manufacturing at Baxter International. Mr. Trippie holds a B.S. in Microbiology from the University of Southwest Louisiana.

Bruce J. Wendel was appointed Vice President of Corporate Development in October of 2004. Before joining us in August 2004, Mr. Wendel served as Vice President Business Development & Licensing for IVAX Corporation, a generic drug manufacturer. Prior to this, Mr. Wendel held various positions at Bristol-Myers Squibb over a period of 14 years, where he last served as Vice President Corporate Development International Medicines. Mr. Wendel holds a J.D. from Georgetown University Law School where he was an editor of Law & Policy in International Business, and a bachelor of science degree from Cornell University.

Committees

The board of directors currently has two standing committees: the audit committee and the compensation committee.

Audit Committee. The audit committee currently consists of Kirk K. Calhoun, David S. Chen and Leonard Shapiro, each of whom is an “independent” as defined in the NASDAQ Marketplace Rules. Kirk Calhoun is currently the chairman of the audit committee. The board of directors has determined that Mr. Calhoun meets the SEC’s definition of “audit committee financial expert” based on his prior experience as a partner of a major public accounting firm.

The audit committee reviews our financial reporting process and the integrity of our financial statements, the system of internal controls, the internal and external audit process, and the process for monitoring compliance with laws and regulations. The audit committee also has the responsibility to review, consider and approve related party transactions including any transaction or proposed transaction between us and American BioScience.

Compensation Committee. The compensation committee currently consists of David S. Chen and Stephen D. Nimer, each of whom is an “independent director.” The Compensation Committee’s responsibilities include (i) determining the salary and bonus of corporate officers, including the Chief Executive Officer, and (ii) acting as administrator to our stock incentive plans, and exercising the authority conferred by the board concerning such plans.

Meetings and Attendance

During the year ended December 31, 2005, the board of directors met eight times. The audit committee held five formal meetings during the year ended December 31, 2005. The compensation committee held two meetings during the year ended December 31, 2005. In 2005, all directors attended at least 75% of all meetings of the board of directors and the committees on which he served after becoming a member of the board or committee.

Controlled Company Status and Director Independence

Under the NASDAQ Marketplace Rules, we are a “Controlled Company” since American BioScience holds approximately 66.2% of the voting power of our securities. As a Controlled Company we are exempt from certain NASDAQ listing requirements including the requirement (i) to have a majority of independent directors, (ii) to have the compensation of executive officers determined or recommended by a majority of independent directors or a compensation committee comprised solely of independent directors, and (iii) to have director nominees selected or recommended for the board of directors’ selection either by a majority of independent directors or a nominating committee comprised solely of independent directors.

The board of directors has evaluated the relationships between the directors and us and has determined that Messrs. Calhoun, Chen, Nimer and Shapiro are “independent” as defined in the NASDAQ Marketplace Rules.

Executive Sessions of Non-Management Directors

The non-management directors of our board meet in executive session, generally at regularly scheduled meetings of the board of directors or at other times as considered necessary or appropriate. A presiding director is chosen by the non-management directors to preside at each meeting and does not need to be the same director at each meeting.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2005 all Reporting Persons complied with these filing requirements on a timely basis.

Code of Ethics

We have adopted a code of ethics entitled “American Pharmaceutical Partners, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. In addition, all employees, at a supervisory level or above, must certify compliance with the Code of Business Conduct on an annual basis. Our Code of Business Conduct was filed as an exhibit to our 2003 Annual Report on Form 10-K.

The Audit Committee has reviewed and approved policies and procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential and anonymous submission by our employees, of concerns regarding questionable accounting or auditing matters. These procedures are described in our Code of Business Conduct under the heading “Reporting Procedures and Other Inquiries.”

Item 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of (i) each person that served as Chief Executive Officer during the last fiscal year, (ii) the other most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the last fiscal year (collectively, the “Named Executive Officers”):

		Annual Compensation			Long-Term Compensation
Name	Fiscal Year(1)	Salary ($)	Bonus ($)(2)	Other Annual Compensation(3)	Restricted Stock Awards ($)(4)	Securities Underlying Options (#)	All Other Compensation ($)(5)
Patrick Soon-Shiong, M.D.
Executive Chairman(6)	2005	600,000	225,000	—	—	40,000	6,656
	2004	419,596	410,000	—	—	20,000	6,867
	2003	366,231	405,000	—	110,150	—	6,716
Alan L. Heller
Former President and Chief	2005	553,846	—	—	—	—	6,589
Executive Officer(7)	2004	78,462	—	—	1,487,500	150,000	93
	2003	—	—	—	—	—	—
Nicole S. Williams
Executive Vice President and	2005	295,384	176,000	—	—	20,000	8,119
Chief Financial Officer	2004	288,077	303,000	—	—	15,000	8,055
	2003	257,692	100,000	—	—	—	7,115
Mark Van Ausdal
Former Vice President and	2005	219,231	—	—	—	10,000	6,149
General Counsel(8)	2004	—	—	—	—	—	—
	2003	—	—	—	—	—	—

(1)	Compensation reported for the fiscal years ending December 31, 2003, December 31, 2004, and December 31, 2005.
(2)	Reflects bonus amounts paid in each fiscal year.
(3)	We provided Dr. Soon-Shiong with the use of a car and a trained security driver, security systems for his residences, and 24 hour personal and family protection services at his office and residences and on other appropriate occasions. The non-business costs of these systems and services have been reported as other annual compensation. These costs were incurred as a result of business-related concerns and are not maintained as perquisites or otherwise for the personal benefit of this officer. As a result, we have not included such costs in the column on Other Annual Compensation, but we note that the aggregate costs to us for providing these systems and services in 2005 was $355,151. In addition, for security and management efficiency reasons, we pay for a chartered private aircraft for business use to certain of our named executive officers. In the event an officer brings guests for personal reasons or for reasons un-related to our business on business-related flights, such officer is required to pay to us the the incremental costs associated with the non-business use of the chartered private aircraft.

(4)	As of December 31, 2005, the aggregate value of the restricted stock held by Dr. Soon-Shiong based on the closing price of our common stock of $38.79 was $290,925. The restricted stock grant to Mr. Heller terminated prior to vesting and had no value as of December 31, 2005.
(5)	With respect to fiscal year 2005, amounts reported include contributions to our 401(k) Plan for Messrs. Soon-Shiong and Heller in the amount of $5,953 per individual, for Ms. Williams in the amount of $6,138, and for Mr. Van Ausdal in the amount of $5,189. The amounts reported for fiscal year 2005 also consist of the dollar value of life insurance premiums paid by us. These amounts include $703 for Dr. Soon-Shiong, $636 for Mr. Heller, $1,981 for Ms. Williams and $960 for Mr. Van Ausdal.
(6)	Dr. Soon-Shiong continued to serve as our Executive Chairman during 2005 and replaced Mr. Heller as our Chief Executive Officer on November 26, 2005.
(7)	Mr. Heller acted as our President and Chief Executive Officer until November 26, 2005 at which date Dr. Soon-Shiong was appointed Chief Executive Officer.
(8)	Mr. Van Ausdal acted as our Vice President and General Counsel from March 7, 2005 until December 31, 2005.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Compensation Protection Agreement with Nicole S. Williams

In August 2002, we entered into a compensation protection agreement with Nicole S. Williams in connection with her appointment as our Executive Vice President and Chief Financial Officer, containing substantially the same terms as the compensation protection agreements filed as exhibits to Amendment No. 1 to form S-1 on November 20, 2001. Pursuant to the terms of the agreements, we have elected not to extend the agreement beyond its initial three-year terms. As a result, the compensation protection agreement between us and Ms. Williams expired on August 19, 2005.

Employment and Severance Agreements with Alan L. Heller

In November 2004, we entered into an executive employment agreement with Alan L. Heller in connection with his appointment as our President and Chief Executive Officer, a copy of which was filed as Exhibit 10.21 to our Form 10-K on March 16, 2005. Effective November 23, 2005, Mr. Heller resigned from all offices and directorships he held with the Company. In substantial accordance with the terms of Mr. Heller’s employment agreement, the Company agreed to provide the specified severance benefits to Mr. Heller, except that the Company agreed to make a lump sum payment of $1,680,000 to Mr. Heller in six months rather than over a two-year period as set forth in his employment agreement. See “Other Information.”

Separation Agreements

On November 30, 2005, we entered into a separation agreement with Mark Van Ausdal. Pursuant to this agreement, Mr. Van Ausdal’s employment with us terminated on December 31, 2005. We agreed to pay Mr. Van Ausdal separation pay equal to twelve months of his last base salary, payable over a twelve-month period. In addition, we agreed to provide Mr. Van Ausdal with executive outplacement assistance, a lump sum payment for executive benefits and unused vacation, and our contribution toward premiums for health benefits and life insurance for one year or until he secures other employment with comparable benefits, whichever is earlier.

On December 21, 2005, we entered in a transition agreement with Antonio R. Pera, pursuant to which, Mr. Pera’s will continue to serve as our Executive Vice President, Generics Business until March 31, 2006. Unless the transition period is extended, on March 31, 2006 (or upon an earlier date upon which we terminate Mr. Pera without cause), we will provide Mr. Pera with separation pay equal to twelve months of his base salary payable over a twelve-month period. In addition, we will provide Mr. Pera with executive outplacement assistance, our contributions toward premiums for Mr. Pera’s health benefits and life insurance for one year or until he secures other employment with comparable benefits, whichever is earlier. We will also reimburse Mr. Pera for his apartment rental costs ($1,305 per month) for the remainder of his lease, which is scheduled to end on October 31, 2006, and we will accelerate the vesting of Mr. Pera’s option to purchase 5,000 shares of our common stock as of Mr. Pera’s termination date. This stock option would otherwise vest on October 31, 2006.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning options/SARs granted during 2005 to the named executives:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	5%($)(2)	10%($)(2)
Patrick Soon-Shiong, M.D.	2,163.28%		$50.85	2/16/2010	$17,627	$51,048
Patrick Soon-Shiong, M.D.	37,837	5%	$46.23	2/16/2015	$1,100,065	$2,787,781
Alan L. Heller	—	—	—	—	—	—
Nicole S. Williams	20,000	2%	$46.23	2/16/2015	$581,475	$1,473,574
Mark Van Ausdal	30,000	3%	$50.40	3/29/06	$75,600	$151,200

(1)	The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock options exercises will depend on the future performance of our common stock, the optionee’s continued employment through the option period and the date on which the options are exercised. These amounts should not be used to predict stock performance.
(2)	Dollar amounts are reported to the nearest $1,000.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during fiscal year ending December 31, 2005, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by stock options as of December 31, 2005, and the value of “in-the-money” stock options, which represents the difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2004 (#)		Value of Unexercised In-the-Money Options at December 31, 2004 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick Soon-Shiong, M.D.	—	—	395,000	55,000	13,852,676	105,603
Alan L. Heller	—	—	112,500	—	1,171,125	—
Nicole S. Williams	—	—	37,500	42,500	1,092,188	535,163
Mark Van Ausdal	—	—	—	—	—	—

(1)	The value realized upon the exercise of stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options on the exercise date.
(2)	The value of “in-the-money” stock options represents the positive spread between the exercise price of options and the fair market value of the underlying shares subject to those options on December 31, 2005.

Equity Compensation Plan Information

We maintain three compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants: the (i) 1997 Stock Option Plan (the “1997 Plan”), (ii) 2001 Stock

Incentive Plan (the “2001 Stock Incentive Plan”) and (iii) 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”). Each of these plans has been approved by the stockholders.

The following table provides information about the 1997 Plan, the 2001 Stock Incentive Plan and the 2001 Stock Purchase Plan as of December 31, 2005:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,571,997	$21.38	24,132,529	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,571,997	$21.38	24,132,529

(1)	Represents shares available for issuance under our 1997 Plan, 2001 Stock Incentive Plan and 2001 Stock Purchase Plan as of December 31, 2005. The 2001 Stock Incentive Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2001 Stock Incentive Plan will increase by a number of shares equal to lesser of (i) six million five hundred thousand (6,000,000) shares, (ii) five percent (5%) of the outstanding shares of common stock on such date, or (iii) a lesser number of shares determined by the administrator of the plan. The 2001 Stock Purchase Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2001 Stock Purchase Plan is increased by an amount equal to the lesser of (i) three million (3,000,000) shares, (ii) two percent (2%) of the outstanding shares of common stock on such date, or (iii) a lesser number of shares determined by the administrator of the plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31, 2006, for (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table below, and (iv) all of the directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned(1)	Percent of Class (%)
5% Stockholders

American BioScience, Inc. 2730 Wilshire Boulevard, Suite 110 Santa Monica, California 90403	47,984,160	66.19[1]

Sands Capital Management, LLC(2) 1100 Wilson Blvd., Suite 3050 Arlington, VA 22209	7,365,670	10.16

Capital Research and Management Company(3) 333 South Hope Street Los Angeles, CA 90071	5,075,000	7.00

The Growth Fund of America, Inc.(4) 333 South Hope Street Los Angeles, CA 90071	3,800,000	5.24

Directors and Named Executive Officers(5)
Patrick Soon-Shiong, M.D.(6)(7)(8)	49,146,660	67.79
Alan L. Heller(9)	131,318	*
Nicole S. Williams(10)	51,500	*
Mark Van Ausdal	123	*

David S. Chen, Ph.D.(11)	44,500	*
Stephen D. Nimer, M.D.(12)	40,200	*
Leonard Shapiro(13)	43,250	*
Kirk K. Calhoun(14)	18,750	*
All named executive officers and directors as a group (eight persons)(15)	49,476,301	68.25

*	Represents beneficial ownership of less than 1% of issued and outstanding common stock on January 31, 2006.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 72,492,678 shares of common stock outstanding as of January 31, 2006. To our knowledge, except as indicated in the footnotes to this table, and subject to applicable community property laws, such persons have sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.
(2)	The amount shown and the following information were provided by Sands Capital Management ,LLC pursuant to a Schedule 13G dated January 11,2006. The Schedule 13G indicated that Sands Capital Management, LLC is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and has indicated that it has sole voting power of 5,142,140 shares and has sole dispositive power and is deemed to be the beneficial owner of 7,365,670 shares as a result of acting as an investment adviser to investment companies registered under the Investment Act of 1940 and or employee benefit plans, pension funds, endowment funds or other institutional clients.

(3)	The amount shown and the following information were provided by Capital Research and Management Company and The Growth Fund of America, Inc. pursuant to a Schedule 13G/A dated February 10, 2006, indicating beneficial ownership as of December 31, 2005. The Schedule 13G/A indicated that Capital Research and Management Company is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and has indicated that it has sole voting power over 1,275,000 shares and has sole dispositive power and is deemed to be the beneficial owner of 5,075,000 shares as a result of acting as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.
(4)	The amount shown and the following information were provided by Sands Capital Research and Management Company and The Growth Fund of America, Inc. pursuant to a Schedule 13G/A dated February 10, 2006, indicating beneficial ownership as of December 31, 2005. The Schedule 13G/A indicated that The Growth Fund of America, Inc. is an investment company registered under the Investment Company Act of 1940, which is advised by Capital Research and Management Company and has sole voting power and is the beneficial owner of 3,800,000 shares.
(5)	Except as otherwise indicated, the address of each of the executive officers and directors is c/o American Pharmaceutical Partners, Inc., 1501 East Woodfield Road, Suite 300 East, Schaumburg, IL 60173-5837.
(6)	Includes 47,984,160 shares held of record by American BioScience, Inc., of which Dr. Soon-Shiong is the president and chairman of the board of directors, and in such capacity may be deemed to have shared voting and investment power over the shares. A majority of the outstanding capital stock of American BioScience, Inc. is held by a trust of which Dr. Soon-Shiong and his spouse are beneficiaries. Dr. Soon-Shiong disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.
(7)	Includes 632,052 shares held in trusts of which Dr. Soon-Shiong’s children are beneficiaries. Dr. Soon-Shiong disclaims beneficial ownership of such shares.
(8)	Includes 405,000 shares of common stock subject to options that are currently exercisable or will become exercisable with 60 days of January 31, 2006.
(9)	Includes 112,500 shares of common stock subject to options that are currently exercisable or will become exercisable with 60 days of January 31, 2006.
(10)	Includes 42,500 shares of common stock subject to options that are currently exercisable or will become exercisable with 60 days of January 31, 2006.
(11)	Includes 12,000 shares of common stock subject to options that are currently exercisable or will become exercisable with 60 days of January 31, 2006.
(12)	Includes 34,500 shares of common stock subject to options that are currently exercisable or will become exercisable with 60 days of January 31, 2006.
(13)	Includes 18,750 shares of common stock subject to options that are currently exercisable or will become exercisable with 60 days of January 31, 2006.
(14)	Includes 18,750 shares of common stock subject to options that are currently exercisable or will become exercisable with 60 days of January 31, 2006.
(15)	See footnotes (8) through (14). Includes 644,000 shares of common stock subject to options that are currently exercisable or will become exercisable with 60 days of January 31, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended December 31, 2005 between us and certain affiliated parties. We believe that the terms of such transactions were no less favorable to us than could have been obtained from an unaffiliated party.

Employment and Separation Agreements with Alan L. Heller

In November 2004 we entered into an executive employment agreement with Alan L. Heller pursuant to which Mr. Heller was named our President and Chief Executive Officer. In November 2005, we entered into a separation agreement with Mr. Heller pursuant to which Mr. Heller’s employment with us was terminated on

November 23, 2005. See “Employment Contracts, Termination of Employment and Change of Control Arrangements.”

Separation Agreement with Mark Van Ausdal

On November 30, 2005, we entered into a separation agreement with Mark Van Ausdal pursuant to which Mr. Van Ausdal’s employment with us was terminated prior to December 31, 2005. See “Employment Contracts, Termination of Employment and Change of Control Arrangements.”

Agreement and Plan of Merger with American BioScience

On November 27, 2005, we entered into an agreement and plan of merger with ABI, under which ABI will merge with and into APP, with APP continuing as the surviving corporation. In the merger, holders of shares of ABI common stock will receive 86,096,523 shares of our common stock, plus the number of shares of our common stock held by ABI at the effective time of the merger (which was 47,984,160 shares as of December 31, 2005), less the number of shares of our common stock issuable after the effective time of the merger with respect to restricted stock units issued under the ABI restricted unit plan contemplated to be adopted by ABI under the merger agreement (with this number of shares of our common stock to be issued as part of the merger consideration, but to be issued to holders of ABI restricted stock units in cancellation of such units). The 47,984,160 shares of our common stock held by ABI prior to the merger and acquired by our company in connection with the merger will be cancelled without payment of any additional merger consideration. Upon completion of the merger, the former holders of ABI common stock, together with the holders of ABI restricted stock units, will be issued shares of our common stock representing approximately 83.5% of our common stock outstanding on a fully-diluted basis immediately after the merger. This percentage reflects only the shares to be issued in the merger but does not include any shares of our common stock held by individual ABI shareholders prior to the merger. In connection with the merger, our certificate of incorporation will be amended to (a) increase the authorized number of shares of our common stock to 350,000,000 and (b) change our name to “Abraxis BioScience, Inc.”

Product License and Manufacturing Agreements with American BioScience

In November 2001, we signed a perpetual license agreement with ABI under which we acquired the exclusive rights to market and sell Abraxane® in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to ABI of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory, publication and sales objectives for licensed indications. ABI is responsible for conducting clinical studies in support of Abraxane® and for substantially all costs associated with the development and obtaining regulatory approval for Abraxane®, except that we provided $2.0 million of Abraxane® for use in clinical trials, the cost of which we charged to research and development expense in 2001. Any profit, as defined in the license agreement, resulting from our sales of Abraxane® will be shared equally between ABI and us, following the recapture of half of the pre-launch sales, marketing and pre-production start-up costs we have incurred. Following completion of our pending merger with ABI, this license agreement would effectively cease to exist.

The terms of the license agreement were negotiated to reflect the value of the licensed product rights acquired, then in late-stage development, ABI’s remaining obligation to complete the NDA filing and the potential sales of the product under licensed clinical indications. The license agreement was a product of several months of extensive negotiation with ABI involving outside counsel, investment banks and a nationally recognized valuation firm. Based upon the analysis and recommendations of our advisors, we believe that the overall terms of the agreement were fair to us, including in comparison to similar licenses between unrelated parties. The agreement was unanimously approved by the disinterested members of our Board of Directors, with those directors who also have an affiliation with ABI recusing themselves from the vote. There are no restrictions on how ABI would use payments made under the license agreement and we understand such payments have been and will be used both to fund the development of Abraxane® in relation to our licensed product rights and for other purposes.

In December 2001, in conjunction with our initial public offering, we recorded an initial payment due ABI of $60.0 million. In our financial statements, the license agreement was accounted for as an asset contributed by a principal shareholder using the shareholder’s historical cost basis, which was zero, and the $60.0 million payment was accounted for as a distribution of stockholders’ equity. For income tax purposes, the payment was recorded as an asset and is being amortized over a 15-year period. Because there was no corresponding charge to income, the income tax benefit of this payment is being credited to stockholders’ equity as realized.

Under the license agreement, ABI earned milestone payments upon the filing and approval of Abraxane® for the metastatic breast cancer indication. The first such milestone of $10.0 million was achieved in May, 2004 when the FDA accepted American BioScience’s NDA for the metastatic breast cancer indication. This payment was expensed and paid in the second quarter of 2004. The FDA then approved Abraxane® for the filed indication in January 2005, triggering a $15.0 million milestone payment in the first quarter of 2005 which will be capitalized and amortized over the expected life of the product, subject to periodic review for impairment.

Regulatory and publication achievements related to other licensed indications under study, including lung, ovarian and prostate cancers will trigger further milestone payments to ABI. Such payments generally total $17.5 million per agreed indication. As with the indication of breast cancer, those payments earned prior to FDA approval for each indication will be expensed, while amounts earned upon FDA approval of those indications will be capitalized and amortized over the expected life of the product. We have the option not to make one or more of the milestone payments tied to certain indications under study if sales of the product do not meet specified levels.

Upon achievement of major annual one-time Abraxane® sales milestones, we are required to make additional payments which, in the aggregate, could total $110.0 million should annual Abraxane® sales exceed $1.0 billion. The first sales milestone payment of $10.0 million would be triggered upon achievement of annual calendar year Abraxane® sales in excess of $200.0 million and the second sales milestone of $20.0 million upon the achievement of annual calendar year sales in excess of $400.0 million. Any future sales-based milestone payments will be expensed in the period in which the sales milestone is achieved.

Under the license agreement, profit on our sales of Abraxane® in North America is shared equally between ABI and us. The license agreement defines profit as Abraxane® net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we have expensed as incurred, but which will be charged against first profit under the agreement) and an allocation of related general and administrative expenses. We expense ABI’s share of profit earned in our statements of income as an element of cost of sales. During the 4th quarter we expensed $3.3 million of profit sharing fees related to Abraxane®. Any costs and expenses related to product recalls and product liability claims generally will be split equally between ABI and us and expensed as incurred.

In November 2001, along with the license agreement for Abraxane®, we also entered into a manufacturing agreement with ABI under which we agreed to manufacture Abraxane® for ABI and its licensees for sales outside North America. Under this agreement, we have the right to manufacture Abraxane® for sales worldwide. For sales outside of our licensed territories, we will charge ABI and its licensees a customary margin on our manufacturing costs based on whether the product will be used for clinical trials or commercial sale. The initial term of this agreement is ten years and may be extended for successive two-year terms by ABI.

Loan to American BioScience

Prior to our 2001 licensing of Abraxane®, we made loans to ABI, our majority shareholder, to support development of Abraxane®. Subsequent to formalization of the license and manufacturing agreements in

November 2001, we received a demand promissory note, which replaced prior notes, from ABI for the outstanding loan balance, or Demand Note. The Demand Note is capped at $23.0 million and the terms of our September 2004 credit facility cap the note at such amount. The Demand Note bears interest at a rate equal to the rate of interest on our credit facility which is LIBOR plus 75 basis points. At December 31, 2005, the interest rate for loans under the credit facility was 5.14%. ABI is required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on Abraxane® to ABI under the license agreement. As security for ABI’s obligations under the Demand Note, ABI pledged and granted to us a security interest in shares of our common stock held by ABI having a fair market value equal to 120% of the balance of the Demand Note.

American Pharmaceutical Partners charges incurred on ABI’s behalf related to labor and other costs directly associated with Abraxane® product development, income taxes, interest and an agreed allocation of administrative costs to the ABI loan account. A summary of activity in the amounts due from ABI, which is classified as a reduction of stockholders equity in the accompanying consolidated balance sheets, follows:

	Year Ended December 31,
	2005	2004
	(in thousands)
Balance at beginning of year	$21,603	$21,132
Abraxane® profit sharing due ABI	(3,278)	—
Payments on behalf of ABI:
New product development	1,408	421
Interest charged to ABI	1,271	1,097
Other	(474)	(510)
Reductions in lieu of income tax liability	566	(537)

	$21,096	$21,603

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by our independent auditors, Ernst & Young, LLP, in each of the last two fiscal years, were as follows:

	2005	2004
	(in thousands)
Audit Fees	$757	$747
Audit-Related Fees	79	30
Tax Fees	12	120
All Other Fees	—	10

Total	$848	$907

Our audit committee pre-approves all audit and non-audit services provided by our independent auditor, as described in the audit committee’s charter. All of the above fees were billed to us by Ernst & Young for the services categorized above, and all such services were pre-approved by our audit committee. Audit fees included fees associated with the audit of our year-end financial statements and the review of documents filed with the Securities and Exchange Commission including our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit-related fees principally included fees in connection with accounting consultations and the audit of our 401(k) plan. Tax fees included fees for tax compliance, tax advice and tax planning services.

The audit committee considered whether the provision of other non-audit services is compatible with the principal accountants’ independence and concluded that provision of other non-audit services are compatible with maintaining the independence of our external auditors.

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

The following consolidated financial statements of American Pharmaceutical Partners, Inc. are included in Part II, Item 8 of this Report:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

(3) Exhibits

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(1)	Bylaws of the Registrant

4.1		Reference is made to Exhibits 3.1 and 3.2

4.2	(2)	Specimen Stock Certificate of the Registrant

4.3	(3)	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock

10.1	(4)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2	(3)	1997 Stock Option Plan

10.3	(11)	2001 Stock Incentive Plan, including forms of agreements thereunder

10.4	(3)	2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.5	(3)	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

Exhibit Number		Description

10.6	(4)	Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and American BioScience

10.7	(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.8	(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.9	(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.10	(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.11	(7)	Compensation Protection Agreement, dated as of August 19, 2002, between the Registrant and Nicole S. Williams

10.12	(7)	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East in Schaumburg, Illinois, known as Schaumburg Corporate Center

10.13	(7)	Agreement dated as of March 11, 2004, between the Registrant and American BioScience

10.14	(8)	Credit Agreement dated September 2, 2004 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.15	(10)	Employment Agreement dated November 15, 2004 between the Registrant and Alan Heller

10.16	(9)	Description of the 2005 Corporate Bonus Plan

10.17	(9)	2005 Base Salaries for Named Executive Officers

10.18	(12)	Description of Non-Employee Director Cash Compensation Program

10.19	(12)	Amended and Restated 2001 Non-Employee Director Option Program

10.20	(13)	Total Commitment Increase Agreement and First Amendment to Credit Agreement, dated August 2, 2005

10.21	(14)	Agreement and Plan of Merger dated November 27, 2005 between Registrant and American BioScience

14.1	(7)	Code of Business Conduct of the Registrant dated February 2004

21.1		List of Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

(1)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(6)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(7)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(8)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

(9)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005.

(10)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

(11)	Incorporated by reference to the Registrant’s report on form 8-K filed with the Securities and Exchange Commission on February 23, 2005.

(12)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(13)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005.

(14)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005.

(15)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005.

(16)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 9th day of March 2006.

AMERICAN PHARMACEUTICAL PARTNERS, INC.

By:	/S/ PATRICK SOON SHIONG, MD
Patrick Soon Shiong, MD Executive Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK SOON SHIONG, M.D Patrick Soon Shiong, M.D	Executive Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2006

/S/ NICOLE S. WILLIAMS Nicole S. Williams	Executive Vice President and and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/S/ KIRK K. CALHOUN Kirk K. Calhoun	Director	March 9, 2006

/S/ DAVID S. CHEN, PH.D David S. Chen, Ph.D.	Director	March 9, 2006

/S/ STEPHEN D. NIMER, M.D Stephen D. Nimer, M.D.	Director	March 9, 2006

/S/ LEONARD SHAPIRO Leonard Shapiro	Director	March 9, 2006

FINANCIAL SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

A	B	C	D	E
Year Ended December 31,	Balance at Beginning of Period	(1) Additions	(2) Deductions	Balance at End of Period
(in thousands)
Allowance for doubtful accounts:
2005	$632	$ 4	$ 9	$627
2004	$510	$ 122	$—	$632
2003	$801	$(291)	$—	$510