Form 10-Q
period 2006-03-31
Abraxis BioScience, Inc.
filed 2006-05-10
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-33407

Abraxis BioScience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of Incorporation)	(I.R.S. Employer Identification No.)

11777 San Vicente Blvd., #550, Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)

(310) 826-8505

(Registrant’s telephone number, including area code)

American Pharmaceutical Partners, Inc.

(Registrant’s former name)

1501 East Woodfield Road, Suite 300 East Schaumburg, IL 60173-5837

(Registrant’s former address)

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

Large Accelerated filer  ☑                Accelerated Filer  ☐                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of May 9, 2006, the registrant had 158,776,053 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

(Formerly Known as American Pharmaceutical Partners, Inc.)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

(Formerly Known as American Pharmaceutical Partners, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$49,711	$26,739
Short-term investments	100,292	54,455
Accounts receivable, net	19,594	61,701
Inventories	179,821	175,282
Prepaid expenses and other current assets	14,766	12,286
Deferred income taxes	15,758	16,850

Total current assets	379,942	347,313
Property, plant and equipment, net	143,845	141,941
Investment in Drug Source Co., LLC	3,310	2,728
Product license rights and other non-current assets, net	23,738	23,465

Total assets	$550,835	$515,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,436	$29,280
Accrued expenses	44,824	42,399

Total current liabilities	67,260	71,679
Deferred income taxes	1,629	1,629

Total liabilities	68,889	73,308
Stockholders’ equity
Common stock - $.001 par value; 100,000,000 shares authorized, 79,511,196 and 79,107,821 shares issued in 2006 and 2005, respectively	80	79
Additional paid-in capital	279,490	269,127
Amounts due from American BioScience, Inc.	(19,669)	(21,096)
Retained earnings	276,221	248,674
Accumulated other comprehensive income	2,098	1,629
Less treasury stock at cost, 6,646,398 common shares in 2006 and 2005	(56,274)	(56,274)

Total stockholders’ equity	481,946	442,139

Total liabilities and stockholders’ equity	$550,835	$515,447

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

(Formerly Known as American Pharmaceutical Partners, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Net sales	$143,754	$120,681
Cost of sales	63,655	46,219

Gross profit	80,099	74,462
Operating expenses:
Research and development	6,890	5,926
Selling, general and administrative	32,589	32,828
Equity in net income of Drug Source Co., LLC	(476)	(539)

Total operating expenses	39,003	38,215

Income from operations	41,096	36,247
Interest income	1,105	585
Interest expense and other	179	15

Income before income taxes	42,380	36,847
Provision for income taxes	14,833	14,002

Net income	$27,547	$22,845

Income per common share:
Basic	$0.38	$0.32

Diluted	$0.37	$0.31

Interest income includes interest earned from American BioScience, Inc. as follows:	$390	$266

The composition of stock-based compensation included above is as follows:
Cost of sales	$728	$829
Research and development	155	176
Selling, general and administrative	1,849	2,104

	$2,732	$3,109

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

(Formerly Known as American Pharmaceutical Partners, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$27,547	$22,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,794	3,375
Amortization	726	756
Stock-based compensation	2,732	3,109
Excess tax benefit from stock based compensation	(817)	(3,793)
Loss on disposal of property, plant and equipment	6	—
Deferred income taxes	1,092	—
Equity in net income of Drug Source Company, LLC, net of dividends received	(582)	(900)
Changes in operating assets and liabilities:
Accounts receivable, net	42,106	(24,805)
Inventories	(4,539)	(28,849)
Prepaid expenses and other current assets	(2,480)	(1,277)
Accounts payable and accrued expenses	(3,260)	23,079

Net cash provided by (used in) operating activities	66,325	(6,460)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,703)	(8,272)
Purchase of other non-current assets	(577)	(15,318)
Net (purchase) sale of short-term investments	(45,837)	35,740

Net cash (used in) provided by investing activities	(52,117)	12,150
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,808	4,270
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,665	1,508
Excess tax benefit from stock based compensation	817	3,793
Increase (decrease) in amounts due from American BioScience, Inc.	1,427	(400)

Net cash provided by financing activities	8,717	9,171

Effect of foreign currency translation	47	90

Increase in cash and cash equivalents	22,972	14,951
Cash and cash equivalents at beginning of period	26,739	1,154

Cash and cash equivalents at end of period	$49,711	$16,105

ABRAXIS BIOSCIENCE, INC.

(Formerly known as American Pharmaceutical Partners, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(1)	Basis of Presentation

On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI, our former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name to “Abraxis BioScience, Inc.”

The unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of Abraxis BioScience, Inc. (formerly known as American Pharmaceutical Partners, Inc.), our wholly owned subsidiary Pharmaceutical Partners of Canada, Inc. and our investment in Drug Source Company, LLC, which is accounted for using the equity method, but do not take into account the assets, liabilities and results of operations of ABI or its wholly owned subsidiaries.

For accounting purposes, the merger between ABI and us is referred to as a downstream merger with ABI viewed as the surviving entity rather than us, although we are the surviving entity for legal purposes. As such, the merger will be accounted for in ABI’s consolidated financial statements as an implied acquisition of our minority interest using the purchase method of accounting. Under this accounting method, our accounts, including goodwill, will be adjusted to reflect the minority interests’ share of any differences between their fair values and book values as of the merger closing date. Our total fair value would be based on the weighted average market price of our common stock for the period three days prior to and three days subsequent to the merger announcement date.

Furthermore, because ABI will be treated as the continuing reporting entity for accounting purposes, our filed reports, as the surviving corporation in the merger, after the date of the merger would parallel the financial reporting required under generally accepted accounting principles in the United States and SEC reporting rules as if ABI were the legal successor to its reporting obligation as of the date of the merger. Accordingly, our financial statements, for all periods prior to the date of the merger, will be revised to reflect this basis of accounting.

The accompanying unaudited condensed consolidated financial statements of Abraxis BioScience, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet information at December 31, 2005 has been derived from the audited financial statements at that date, as restated for Statement of Financial Accounting Standards No. 123 (revised 2004), share-based payment, or FAS 123(R), but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation.

One of our wholly owned subsidiaries holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases in ending inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Research and development expense includes raw material purchases from Drug Source Company of $0.1 million and $0.7 million for the three-month periods ended March 31, 2006 and 2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $5.4 million at March 31, 2006 and $3.8 million at December 31, 2005.

Equity - Based Compensation

We account for stock based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation was recorded as an expense in the current year, in addition, our prior year results have been restated as if we had used the fair value method during previous periods. The company uses the straight-line attribution method to recognize share-based compensation expenses over the vesting period of the award. Options currently granted by the company generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest ratably over a four year period.

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, use the Black-Scholes option pricing model for estimating the fair value of options granted under the our equity incentive plans and rights to acquire stock granted under our stock participation plan. Pre-tax stock-based employee compensation costs for the three-month periods ended March 31, 2006 and 2005 were $2.7 million and $3.1 million, respectively. Also in connection with the retrospective application, our December 31, 2005 balance sheet presented reflects an increase in the deferred tax benefit of $2.1 million, an increase in additional paid-in capital of $18.9 million and a decrease in retained earnings of $18.0 million. The cash flow statement reflects a decrease in cash flow from operating activities and a corresponding increase to cash provided by financing activities of $3.8 million.

Refer to Note 8, Stock Options and Restricted Stock, in the footnotes to the condensed consolidated financial statements for a detail of financial statement changes caused by the retrospective application.

(2)	Quarterly Periods

Beginning in 2006, we use a 52-week fiscal year that ends on December 31, with quarters ending on March 31, June 30 and September 30. In previous years we used a 52-week or 53-week fiscal year that ended on the Saturday nearest to December 31 with quarters ending on the Saturday nearest the end of the calendar quarter. For clarity of presentation, the comparative period is presented as if the quarter ended on March 31. Each of the three-month periods ended March 31, 2006 and 2005 included 13 weeks. The change in quarterly periods is not expected to have a material impact on the comparability of reported quarterly results.

(3)	Earnings Per Share Information

The following tables set forth the computation of basic and diluted earnings per share for the periods indicated with the prior year restated to reflect the impact of FAS 123(R):

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$27,547	$22,845

Denominator:
Weighted-average common shares outstanding - basic	72,606	70,894
Net effect of dilutive securities:
Stock options and restricted stock awards	1,296	3,025

Weighted-average common shares outstanding - diluted	73,902	73,919

Income per common share - basic	$0.38	$0.32

Income per common share - diluted	$0.37	$0.31

Employee stock options for which the exercise price exceeded the average market price of our common stock were excluded from the computation of diluted income per common share as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Number of shares excluded	987	52
Range of exercise prices	$32.89 - $56.02	$49.20 - $51.66

(4)	Transactions with American BioScience, Inc.

Product License and Manufacturing Agreements

Prior to the closing of the merger with ABI on April 18, 2006, we licensed the exclusive North American marketing rights and the worldwide manufacturing rights for Abraxane® from ABI. Abraxane® is licensed from ABI, which is responsible for conducting the clinical studies of and obtaining regulatory approval for Abraxane®. Following the closing of our merger with ABI, the license agreement effectively ceased to exist. The FDA approved Abraxane®, for the filed indication on January 7, 2005 and Abraxane® was launched on February 7, 2005.

In November 2001, we signed a perpetual license agreement with ABI under which we acquired the exclusive rights to market and sell Abraxane® in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to ABI of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory, publication and sales objectives for licensed indications. Prior to the closing of the merger, ABI was responsible for conducting the clinical studies in support of Abraxane® and for substantially all costs associated with the development and obtaining regulatory approval for Abraxane®. We are now responsible for these costs.

Under the license agreement, profit on our sales of Abraxane® in North America was shared equally between ABI and us. The license agreement defines profit as Abraxane® net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we have expensed as incurred, but which were charged against first profit under the agreement) and an allocation of related general and administrative expenses. We expensed ABI’s share of any profit earned in our statements of income as an element of cost of sales. During the first-quarter of 2006 we expensed $5.7 million of profit sharing fees related to Abraxane®. No profit sharing fees were expensed in the first quarter of 2005.

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

In November 2001, along with the license agreement for Abraxane®, we also entered into a manufacturing agreement with ABI under which we agreed to manufacture Abraxane® for ABI and its licensees for sales outside North America. Under this agreement, we had the right to manufacture Abraxane® worldwide. For sales outside of our licensed territories, we would charge ABI and its licensees a customary margin on our manufacturing costs based on whether the product would be used for clinical trials or commercial sale. The initial term of this agreement was ten years and could be extended for successive two-year terms by ABI.

Loan to ABI

Prior to our 2001 licensing of Abraxane®, we made loans to ABI, our majority shareholder, to support development of Abraxane®. Subsequent to formalization of the license and manufacturing agreements in November 2001, we received a demand promissory note, which replaced prior notes, from ABI for the outstanding loan balance, or Demand Note. The Demand Note is capped at $23.0 million and the terms of our September 2004 credit facility cap the note at such amount. The Demand Note bears interest at a rate equal to the rate of interest on our credit facility, which is LIBOR plus 75 basis points. At March 31, 2006, the interest rate for loans under the credit facility was 5.65%. ABI was required to repay any amounts outstanding under the Demand Note by the earlier of November 20, 2006 or our cumulative payment of $75.0 million of profit on Abraxane® to ABI under the license agreement. As security for ABI’s obligations under the Demand Note, ABI pledged and granted to us a security interest in shares of our common stock held by ABI having a fair market value equal to 120% of the balance of the Demand Note.

The charges that we incurred on ABI’s behalf related to labor and other costs directly associated with Abraxane® product development, income taxes, interest and an agreed allocation of administrative costs to the ABI loan account and credits un-remitted Abraxane® profit sharing under the license agreement. A summary of activity in the amounts due from ABI, which is classified as a reduction of stockholders equity in the accompanying consolidated balance sheets, follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Balance at beginning of year	$21,096	$21,603
Abraxane® profit sharing due ABI, net of payments	(2,658)	(3,278)
Payments on behalf of ABI:
New product development	714	1,408
Other	127	(474)
Interest charged to ABI	390	1,271
Reductions in lieu of income tax liability	—	566

	$19,669	$21,096

Each of our agreements with ABI terminated on April 18, 2006, the effective date of the merger in which ABI merged into us.

(5)	Inventories

Inventories consisted of the following:

	March 31, 2006			December 31, 2005
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$34,795	$—	$34,795	$31,768	$—	$31,768
Work in process	18,866	271	19,137	11,613	2,987	14,600
Raw materials	121,787	4,102	125,889	122,449	6,465	128,914

	$175,448	$4,373	$179,821	$165,830	$9,452	$175,282

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

At March 31, 2006, inventory included $4.4 million in cost relating to generic products pending FDA approval on that date. At March 31, 2006 inventory included 24 items that were awaiting approval and individually no specific items were greater than 1% of total inventory. In the event that the FDA approval is unduly delayed or denied we may have to provide for and expense all, or a portion of, such inventory. At December 31, 2005, inventory included $9.5 million in cost relating to generic products pending FDA approval on that date. Included in the amount pending approval at December 31, 2005 was $7.4 million of Ceftriaxone, which was approved by the FDA in February 2006.

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

(6)	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Sales and marketing	$19,077	$18,728
Payroll and employee benefits	12,305	12,458
Accrued income taxes	10,090	7,265
Legal and insurance	2,423	2,515
Other	929	1,433

	$44,824	$42,399

(7)	Credit Facility

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

As of March 31, 2006, no amounts were outstanding under the facility and we were in compliance with all of its covenants.

Interest rates under our new credit facility vary depending on the type of loan made and our leverage ratio. The interest rate under the credit facility is LIBOR plus 75 basis points. At March 31, 2006, the interest rate for loans under the credit facility was 5.65%. The credit facility limits the amount of and assesses a 0.125% fee on the face amount of outstanding letters of credit. With respect to the capital stock held by ABI, the credit facility prohibits us from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of our August 2005 credit facility limit the principal amount of the intercompany demand note received from ABI to $23.0 million, among various other covenants and restrictions.

No interest expense was capitalized during the three-month periods ended March 31, 2006 or 2005.

On April 18, 2006, in connection with the closing of our merger with ABI, the $150 million credit facility was replaced with a new three year $450 million unsecured credit facility, with a sub-limit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Interest rates under the new facility vary depending on the type of loan made and our leverage ratio as defined in the agreement, which is identical to the terms of our prior agreement. The agreement contains various restrictive covenants pertaining to the maintenance of minimum net worth, leverage and interest coverage ratios. In addition, the agreement restricts our ability to declare or pay dividends, make future loans to third parties and incur other indebtedness. Fees of $1.7 million associated with the new agreement will be capitalized and amortized over the term of the agreement and the remaining $0.3 million in unamortized debt acquisition costs on the old agreement will be written off.

(8)	Stock Options and Restricted Stock

We administer the following stock compensation plans:

1997 Stock Option Plan

During 1998, our Board of Directors authorized the 1997 Stock Option Plan, or the 1997 Plan. Under the 1997 Plan, options to purchase shares of our common stock were granted to certain employees and the directors with an exercise price to the estimated fair market value of our common stock on the date of grant. The 1997 Plan vested immediately upon completion of our initial public offering in December 2001.

2001 Stock Incentive Plan

In December 2001, our Board of Directors authorized the 2001 Stock Incentive Plan, or the 2001 Plan. The 2001 Plan provides for the grant of incentive stock options and restricted stock to employees, including officers and employees directors, non-qualified stock options to employees, directors and consultants, and restricted stock and other types of awards. At March 31, 2006, there were 16,091,898 options available for grant and 19,537,225 common shares reserved for the exercise of stock option under the 2001 Plan. The number of shares reserved for issuance increases annually on the first day of each fiscal year by an amount equal to the lesser of a) 6,000,000 shares, b) 5% of the total number of shares outstanding as of that date, or c) a number of shares as determined by our Board of Directors.

Our Board of Directors, or a committee designated by the Board of Directors, administers the 2001 Plan and has the authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of the grantees. The exercise price of all options granted under the Plan 2001 will be determined by our Board of Directors or a committee designated by our Board of Directors, but in no event will this price be less than the fair market value of our common stock on the date of grant, unless otherwise determined by the Board of Directors with respect to non-qualified stock options.

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

2001 Non-Employee Director Stock Option Program

The 2001 Non-Employee Director Stock Option Program, or the 2001 Program, was adopted as part, and as subject to terms and conditions, of the 2001 Plan. The 2001 program establishes an automatic option grant program for the grant of awards to non-employee directors.

The 2001 Program is administrated by our Board of Directors, or a committee designated by our Board of Directors, which determines the terms and conditions of awards, and constitute and interpret the terms of the programs and awards granted under the program

Restricted Stock

At March 31, 2006, 8,125 restricted shares were outstanding with market values ranging from $14.69 to $34.03 and vesting dates ranging from January 2006 to June 2011. Compensation expense related to restricted stock grants is based upon the market price on date of grant and charged to earnings on straight-line basis over the vesting periods.

Employee Stock Purchase Plan

Under the 2002 Employee Stock Purchase Plan, or ESPP, eligible employees may contribute up to 10% of their base earning toward the semi-annual purchase of our common stock. The employees’ purchase price is the lesser of 85% of the fair market value of the stock on the first business day of offer period or 85% of the fair market value of the stock on the last business day of the semi-annual purchase period. Employees can purchase no more than 625 shares of our common stock within any given purchase period. No compensation expense is recorded in connection with the shares issued from the ESPP. An aggregate of 8,167,301 shares of our common stock were reserved for issuance under the ESPP at March 31, 2006. The ESPP provides for annual increases in the number of shares of our common stock issuable under the ESPP equal to the lesser of: a) 3,000,000 shares b) a number of shares equal to 2% of the total of the total number of shares outstanding or c) a number of shares as determined by our Board of Directors. In the first quarter of 2006, 96,642 shares were issued under the ESPP for an aggregate purchase price of $2.0 million.

We account for stock-based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation was recorded as an expense in the current year, in addition, our prior year results have been restated as if we had used the fair value method during previous periods. The company uses the straight-line attribution method to recognize share-based compensation expenses over the vesting period of the award. Options currently granted by the company generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest ratably over a four year period.

Stock based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, use the Black-Scholes option pricing model for estimating the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the company’s stock participation plan. The impact of compensation expense and the adoption of FAS 123(R) on the income statement for the three months ended March 31, 2006, was as follows:

(In thousands, Except for per share information)
Cost of sales	$728

Gross profit	(728)
Operating expenses:
Research and Development	155
Selling, general and administrative	1,849

Total operating expenses	2,004

Income from operations	(2,732)

Income before income taxes	(2,732)
Provision for income taxes	(956)

Net Income	$(1,776)

Income per common share:
Basic	$(0.02)

Diluted	$(0.02)

The following is a summary of the line items impacted by the restatement for the 2005 consolidated income statement and statement of cash flows and the December 31, 2005 balance sheet:

FAS 123(R) Restatement

(in thousands, except per share data)

Income Statement

Three-months ended March 31, 2005

	As originally Reported	As Adjusted	Effect of Change
Net sales	$120,681	$120,681	$—
Cost of sales	45,390	46,219	829

Gross profit	75,291	74,462	(829)
Operating expenses:
Research and development	5,750	5,926	176
Selling, general and administrative	30,724	32,828	2,104
Stock-based compensation	759	—	(759)
Equity in net income of Drug Source Co., LLC	(539)	(539)	—

Total operating expenses	36,694	38,215	1,521

Income from operations	38,597	36,247	(2,350)
Interest income	585	585	—
Interest expense and other	15	15	—

Income before income taxes	39,197	36,847	(2,350)
Provision for income taxes	14,895	14,002	(893)

Net income	$24,302	$22,845	$(1,457)

Income per common share:
Basic	$0.34	$0.32	$0.02

Diluted	$0.33	$0.31	$0.02

Balance Sheet

December 31, 2005

Deferred income taxes	14,785	16,850	2,065

Total current assets	345,248	347,313	2,065

Total assets	$513,382	$515,447	$2,065

Accrued expenses	41,678	42,399	721

Total current liabilities	70,958	71,679	721
Total liabilities	72,587	73,308	721
Additional paid-in capital	250,202	269,127	18,925
Deferred stock-based compensation	(400)	—	400
Retained earnings	266,655	248,674	(17,981)
Total stockholders’ equity	440,795	442,139	1,344

Total liabilities and stockholders’ equity	$513,382	$515,447	$2,065

Statement of Cash Flows

March 31, 2005

Cash flows from operating activities:
Net income	$24,302	$22,845	$(1,457)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	759	3,109	2,350
Excess tax benefit from stock based compensation	4,686	(3,793)	(8,479)
Accounts payable and accrued expenses	19,286	23,079	3,793

Net cash used in operating activities	(2,667)	(6,460)	(3,793)

Cash flows from financing activities:
Excess tax benefit from stock based compensation	—	3,793	3,793

Net cash provided by financing activities	5,378	9,171	3,793

Increase in cash and cash equivalents	14,951	14,951	—
Cash and cash equivalents at beginning of period	1,154	1,154	—

Cash and cash equivalents at end of period	$16,105	$16,105	$—

In accordance with FAS 123(R), we will adjust stock based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2005 is recognized in the period the forfeiture estimate is changed. The effect of the forfeiture adjustments in the first quarter of 2006 and 2005 was insignificant.

As of March 31, 2006, there was $20.9 million of total unrecognized compensation expense related to stock options granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

The fair values of options granted during the three months ended March 31, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we do not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in our plans, and expected volatility is based on the historical volatility of our stock, commensurate with the expected term of the respective awards. The weighted average estimated values of employee stock option grants and rights granted under our employee stock purchase plan as well as the weighted average assumptions that were used in calculating such values during the first quarter of 2006 and 2005 were based on estimates at the date of grant as follows:

	Quarter Ended March 31,
	2006	2005
Stock Options
Risk-free rate	4.5%	3.9%
Dividend yield	—	—
Expected life in years	5	5
Volatility	55%	46%
Fair value of options granted	$703,768	$8,917,894
Weighted average grant date fair value of options granted	$16.27	$21.08
Employee Stock Purchase Plan
Risk-free rate	2.8%	2.2%
Dividend yield	—	—
Expected life in years	1.2	1.2
Volatility	36%	46%

Options outstanding that have vested and are expected to vest as of March 31, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intinsic Value (1)
Vested	1,727,106	12.30	5.25	$31,056,729
Expected to Vest	1,467,618	33.45	8.04	4,809,548

Total	3,194,724	21.87	6.53	$35,866,277

(1)	These amounts represent the difference between the exercise price and $28.49, the closing price of APP stock on March 31, 2006.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of FAS 123(R), which are estimated when compensation expense is recognized. Options with a fair value of $ 2.7 million and $3.1 million completed vesting during the first quarter of 2006 and 2005, respectively.

Additional information with respect to stock option activity is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	3,571,997	21.38	1,774,537	$11.31

Granted	43,250	32.64
Exercised	(347,853)	13.82
Forfeited	(126,670)	33.66

Outstanding at March 31, 2006	3,140,724	21.87	1,727,106	$12.30

The following table summarizes information about fixed stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.00—$5.60	813,343	3.8	$2.91	813,343	$2.91
$5.61—$11.20	331,078	5.7	8.65	277,675	8.50
$11.21—$16.81	453,909	6.8	12.97	280,073	12.83
$16.82—$22.41	83,625	8.3	21.32	12,900	21.16
$22.41—$28.01	262,458	7.8	25.28	68,082	25.30
$28.02—$33.61	318,749	8.1	30.54	67,346	30.36
$33.62—$39.21	153,425	7.5	36.01	66,111	35.94
$39.22—$44.82	167,625	8.1	41.31	16,250	41.55
$44.83—$50.42	566,599	8.2	46.40	122,265	46.45
$50.43—$56.03	43,913	8.8	53.11	3,061	51.49

	3,194,724	6.5	22.02	1,727,106	12.30

(9)	Litigation

In December 2004, one of our former officers and employees and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in us and ABI. We have filed a counterclaim in the arbitration, claiming that the former employee breached his duties and obligations to us and was negligent in the performance of his duties. We are seeking unspecified damages. The arbitration has been set to begin in late 2006. We intend to vigorously defend this claim and do not believe that this claim will have a material adverse effect on us.

On or about December 7, 2005 several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the recently completed merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to our stockholders by causing us to enter into the merger agreement and for not providing full and fair disclosure to our stockholders, regarding the recently completed merger, which it is alleged caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and rescinding the merger. We intend to vigorously defend these actions and do not believe that these actions will have a material adverse effect on us.

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

(10)	Net Sales by Product Line

Net sales by product line is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Anti-infective	$52,846	$40,861
Critical care	45,274	34,610
Oncology	43,986	45,090
Contract manufacturing	1,648	120

	$143,754	$120,681

(11)	Comprehensive Income

Elements of comprehensive income, net of income taxes, is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Foreign currency translation adjustments	$47	$89
Unrealized gain (loss) on marketable equity securities	422	(465)

Other comprehensive gain (loss), net of tax	469	(376)
Net income	27,547	22,845

Comprehensive income	$28,016	$22,469

Supplemental comprehensive income information, net of tax:
Cumulative foreign currency translation gain adjustments	$47	$240
Cumulative unrealized gain (loss) on marketable equity securities	2,051	(98)

(12)	Subsequent Events

Merger with ABI

On April 18, 2006, we completed a merger with ABI, our former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name to “Abraxis BioScience, Inc.” and to increase to 350,000,000 the number of shares of our common stock that we are authorized to issue.

In connection with the merger, we issued to the shareholders of ABI 133,868,443 shares of our common stock, of which 8,609,652 shares were placed into escrow pursuant to the terms of an escrow agreement entered into between us, a representative of the ABI shareholders and Fifth Third Bank, as escrow agent. The escrow agreement sets forth the mechanism for disbursement of the escrow funds. The 47,984,160 shares of our common stock that had been held by ABI prior to the closing of the merger were cancelled.

In addition and as contemplated by the merger agreement, we entered into a corporate governance and voting agreement and a registration rights agreement with certain shareholders of ABI. The corporate governance and voting agreement sets forth certain agreements with the controlling shareholder and his affiliated entities regarding governance and voting matters relating to our company after the consummation of the merger. The registration rights agreement sets forth certain registration obligations by us with respect to our common stock received by the former ABI shareholders in connection with the merger.

As a part of the merger, we also assumed two restricted unit plans established by ABI prior to the closing of the merger. Under the terms of first restricted unit plan or RSU Plan I, the units granted under that plan vested upon the completion of the merger. As a result, the holders of these units received the right to acquire an aggregate 212,239 shares of our common stock upon the closing of the merger. The 212,239 shares of our common stock issuable upon the vesting of these units reduced the number of shares otherwise issuable to the shareholders of ABI at the effective time of the merger under the terms of the merger agreement. Under the terms of the second restricted unit plan assumed by us in connection with the merger, the RSU Plan II, the units granted thereunder will vest one-half on the second anniversary of the merger and the balance on the fourth anniversary of the merger. The units convert into the right to receive a number of our shares of common stock determined on each vesting date determined by the notional price that vests on such date divided by our average trading price over the three days prior to vesting; except that if the average trading price of our stock price is less than $28.27, then the notional price is divided by $28.27. The maximum number of our shares that may be issuable under this restricted unit plan is 3,325,080 shares.

On April 18, 2006, we entered into an agreement with RSU Plan LLC, or the RSU LLC, an entity that is beneficially owned and controlled by the ABI shareholders existing prior to the merger, including entities controlled by Dr. Soon-Shiong and owns a sufficient number of shares of our common stock to satisfy our obligations under the RSU Plan II. Under the terms of this agreement, the RSU LLC has agreed that prior to the date on which restricted stock units issued pursuant to the RSU Plan II become vested, RSU LLC will deliver, or cause to be delivered, to us the number of our shares of common stock or cash, or a combination thereof, in an amount sufficient to satisfy the obligations to participants under the RSU Plan II of the vested restricted units. We are required to satisfy our obligations under the RSU Plan II by paying to the participants in the RSU Plan II cash and/or shares of our common stock in the same proportion as was delivered by the RSU LLC. The intention of this agreement is to have RSU LLC satisfy our obligations under RSU Plan II so that there would not be any further dilution to our stockholders as a result of our assumption of the RSU Plan II.

We intend to file with the SEC the March 31, 2006 financial statements and pro-forma financial information of ABI as soon as practicable, but in any event no later that 75 calendar days after the closing of the merger.

New Credit Facility

On April 18, 2006, in connection with the closing of our merger with American BioScience, Inc., or ABI, the $150 million credit facility was replaced with a new three year $450 million unsecured credit facility, with a sub-limit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Interest rates under the new facility vary depending on the type of loan made and our leverage ratio as defined in the agreement, which is substantially similar to the terms of our prior agreement. The agreement contains various restrictive covenants pertaining to the maintenance of minimum net worth, leverage and interest coverage ratios. In addition, the agreement restricts our ability to declare or pay dividends, make future loans to third parties and incur other indebtedness. Fees of $1.7 million associated with the new agreement will be capitalized and amortized over the term of the agreement and the remaining $0.3 million in unamortized debt acquisition costs on the old agreement will be written off.

Acquisition of Manufacturing Plant

On April 25, 2006 we entered into a definitive purchase agreement with Pfizer Inc., in which we agreed to purchase Pfizer’s Cruce Dávila manufacturing facility in Barceloneta, Puerto Rico. The purchase includes a 53-acre site which consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologics and metered dosed inhalers. In addition, the acquisition includes a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. This facility is expected to employ 400 to 500 people when fully operational and will provide a third manufacturing site using our proprietary nanoparticle albumin bound, NAB™, technology to produce chemotherapeutics such as Abraxane®. Under the terms of the agreement, we will lease a portion of the manufacturing facility back to Pfizer.

Abraxane® Co-Promotion and Product Acquisition Agreement

On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. Under the Agreement, we and AstraZeneca will co-promote Abraxane®, our proprietary taxane oncology product in the United States for a term of five and one-half years beginning July 1, 2006. The Agreement provides for an up-front signing fee of $200 million payable by AstraZeneca. We and AstraZeneca will equally share in the costs associated with advertising and promoting Abraxane® in the U. S. and certain clinical trials that are part of the product’s overall clinical development program. Further milestone payments will be made to us upon the achievement of new indication approvals within pre-specified timelines. AstraZeneca will receive a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the five year term. We will be entitled to receive certain milestone payments from AstraZeneca in the event of FDA approvals for new indications for Abraxane® are obtained within specific timelines.

Under the terms of this agreement, we also granted AstraZeneca a right of first offer to license or co-promote Abraxane®, outside the U.S., other than selected countries, should we seek to co-license or promote Abraxane®, outside of the U.S. and a right of first offer to license or co-promote nab™-Docetaxel in the U.S. and other selected countries should we seek to license or co-promote nab™-Docetaxel in those countries.

In addition, we also entered into an asset purchase agreement with AstraZeneca UK Limited on April 26, 2006 to acquire AstraZeneca’s U.S. anesthetics and analgesic products portfolio, which include Diprivan® (propofol), Naropin®

(ropivacaine), as well as a variety of local anesthetics including EMLA® (Eutectic Mixture of Lidocaine and Prilocaine), Xylocaine® (lidocaine), Polocaine® (mepivacaine), Nesacaine® (chloroprocaine HCl Injection, USP), Sensorcaine® (bupivacaine), and Astramorph® (morphine sulfate injection, USP). Under the Agreement, we will pay to AstraZeneca $275 million at closing and $75 million on the first anniversary of closing. At the closing, AstraZeneca will also enter into an exclusive supply agreement with us under which AstraZeneca will supply these products to us for an initial term of five years from closing. Closing of this acquisition transaction is subject to customary conditions, including, expiration or termination of the Hart-Scott-Rodino Act waiting period and obtaining certain third-party contractual consents. In addition, AstraZeneca has agreed that we will be its preferred partner for consideration of certain proprietary injectable products when patents on these products expire. Under the terms of the Agreement, AstraZeneca has also granted us a right of first offer to purchase or license AstraZeneca’s anesthetics and analgesics portfolio outside of the U.S. should AstraZeneca decide to divest these assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the success of our merger with ABI;

•	the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane® and the U.S. branded products to be acquired from AstraZeneca;

•	the amount and timing of costs associated with Abraxane®;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner and to successfully validate, operationalize and integrate our new Puerto Rican manufacturing facility;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate recent and future acquisitions;

•	the availability and price of acceptable raw materials and component from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact of recent legislative changes to the governmental reimbursement system.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in “Item 1A: Risk Factors” of Part II of this Form 10-Q, Item 1A of our Form 10-K for the period ended December 31, 2006 entitled Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2006.

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide the reader with summary level information on: our history, highlights of our 2006 first three months and our outlook for 2006. Following this overview, the first-quarter 2006 MD&A is organized as follows:

•	a discussion of our operating results,

•	a review of factors impacting our liquidity and cash flow,

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results, and

•	information on the license and manufacturing agreements relating to our proprietary oncology product, Abraxane®.

The MD&A should be read in conjunction with our 2005 Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

Background

We are a pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried. We hold the exclusive North American right to sell Abraxane®, a proprietary nanoparticle injectable oncology product that is a patented formulation of paclitaxel. Our wholly owned subsidiary, Pharmaceutical Partners of Canada, Inc., markets generic injectable pharmaceutical products in Canada.

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

Merger

On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI, our former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name to “Abraxis BioScience, Inc.” and to increase to 350,000,000 the number of shares of our common stock that we are authorized to issue.

The unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of Abraxis BioScience, Inc. (formerly known as American Pharmaceutical Partners, Inc.), our wholly owned subsidiary Pharmaceutical Partners of Canada, Inc. and our investment in Drug Source Company, LLC, which is accounted for using the equity method, but do not take into account the assets, liabilities and results of operations of ABI or its wholly owned subsidiaries.

For accounting purposes, the merger between ABI and us is referred to as a downstream merger with ABI viewed as the surviving entity rather than us, although we are the surviving entity for legal purposes. As such, the merger will be accounted for in ABI’s consolidated financial statements as an implied acquisition of our minority interest using the purchase method of accounting. Under this accounting method, our accounts, including goodwill, will be adjusted to reflect the minority interests’ share of any differences between their fair values and book values as of the merger closing date. Our total fair value would be based on the weighted average market price of our common stock for the period three days prior to and three days subsequent to the merger announcement date.

Furthermore, because ABI will be treated as the continuing reporting entity for accounting purposes, our filed reports, as the surviving corporation in the merger, after the date of the merger would parallel the financial reporting required under generally accepted accounting principles in the United States and SEC reporting rules as if ABI were the legal successor to its reporting obligation as of the date of the merger. Accordingly, our financial statements, for all periods prior to the date of the merger, will be revised to reflect this basis of accounting.

In connection with the merger, we issued to the shareholders of ABI 133,868,443 shares of our common stock, of which 8,609,652 shares were placed into escrow pursuant to the terms of an escrow agreement entered into between us, a representative of the ABI shareholders and Fifth Third Bank, as escrow agent. The escrow agreement sets forth the mechanism for disbursement of the escrow funds. The 47,984,160 shares of our common stock that was previously held by ABI prior to the closing of the merger were cancelled.

In addition and as contemplated by the merger agreement, we entered into a corporate governance and voting agreement and a registration rights agreement with certain shareholders of ABI. The corporate governance and voting agreement sets forth certain agreements with the controlling shareholder and his affiliated entities regarding governance and voting matters relating to our company after the consummation of the merger. The registration rights agreement sets forth certain registration obligations by us with respect to our common stock received by the former ABI shareholders in connection with the merger.

As a part of the merger, we also assumed two restricted unit plans established by ABI prior to the closing of the merger. Under the terms of first restricted unit plan or RSU Plan I, the units granted under that plan vested upon the completion of the merger. As a result, the holders of these units received the right to acquire an aggregate 212,239 shares of our common stock upon the closing of the merger. The 212,239 shares of our common stock issuable upon the vesting of these units reduced the number of shares otherwise issuable to the shareholders of ABI at the effective time of the merger under the terms of the merger agreement. Under the terms of the second restricted unit plan assumed by us in connection with the merger, The RSU Plan II, the units granted thereunder will vest one-half on the second anniversary of the merger and the balance on the fourth anniversary of the merger. The units convert into the right to receive a number of our shares of common stock determined on each vesting date determined by the notional price that vests on such date divided by our average trading price over the three days prior to vesting; except that if the average trading price of our stock price is less than $28.27, then the notional price is divided by $28.27. The maximum number of our shares that may be issuable under this restricted unit plan is 3,325,080 shares.

On April 18, 2006, we entered into an agreement with RSU Plan LLC, or the RSU LLC, an entity that is beneficially owned and controlled by the ABI shareholders existing prior to the merger, including entities controlled by Dr. Soon-Shiong and owns a sufficient number of shares of our common stock to satisfy our obligations under the RSU Plan II. Under the terms of this agreement, the RSU LLC has agreed that prior to the date on which restricted stock units issued pursuant to the RSU Plan II become vested, RSU LLC will deliver, or cause to be delivered, to us the number of our shares of common stock or cash, or a combination thereof, in an amount sufficient to satisfy the obligations to participants under the RSU Plan II of the vested restricted units. We are required to satisfy our obligations under the RSU Plan II by paying to the participants in the RSU Plan II cash and/or shares of our common stock in the same proportion as was delivered by the RSU LLC. The intention of this agreement is to have RSU LLC satisfy our obligations under RSU Plan II so that there would not be any further dilution to our stockholders as a result of our assumption of the RSU Plan II.

We intend to file with the SEC the March 31, 2006 financial statements and pro-forma financial information of ABI as soon as practicable, but in any event no later that 75 calendar days after the closing of the merger.

2006 Outlook - Forward Looking Information

Our outlook for 2006 is as follows, including the impact of the recent AstraZeneca transaction:

•	Net sales and operating expenses of the core generic injectable business are expected to increase approximately 15 percent over 2005 levels;

•	The acquired AstraZeneca U.S. branded injectable business is expected to contribute an additional $75 million of revenue to the injectable business for the second half of 2006 with margins of approximately 60 percent;

•	Net sales of Abraxane® are expected to be in excess of $200 million;

•	Overall gross margin is anticipated to be in the low 60 percent range relative to net sales;

•	Selling and marketing expenses related to Abraxane® are expected to approximate $50 million for the full year 2006 including the impact of the cost sharing agreement with AstraZeneca;

•	Operating expenses related to Abraxis Research division activities are expected to approximate $60 million; and

•	Incremental cash merger-related costs are expected to total $10 to 15 million.

Additionally, as illustrated in the Pro Forma Condensed Consolidated Financial Statements provided in the Information Statement that we filed with the U.S. Securities and Exchange Commission on March 13, 2006, our 2006 operating results will be impacted by various merger-related accounting items.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and March 31, 2005

The table below sets forth the results of our operations for the periods indicated, and forms the basis for the following discussion of our first quarter operating activities:

	Three Months Ended March 31,		Change Favorable (Unfavorable)
	2006	2005	$	%
	(in thousands, except per share data and percentages)
Consolidated statement of income data:
Net sales
Anti-infective	$52,846	$40,861	$11,985	29%
Critical care	45,274	34,610	10,664	31%
Oncology	43,986	45,090	(1,104)	-2%
Contract manufacturing and other	1,648	120	1,528

Total net sales	143,754	120,681	23,073	19%
Cost of sales	63,655	46,219	(17,436)

Gross profit	80,099	74,462	5,637	8%
Percent to net sales	55.7%	61.7%
Operating expenses:
Research and development costs	6,890	5,926	(964)	-16%
Percent to net sales	4.8%	4.9%
Selling, general and administrative expenses	32,589	32,828	239	1%
Percent to net sales	22.7%	27.2%
Equity in net income of Drug Source Co., LLC	(476)	(539)	(63)	-12%

Total operating expenses	39,003	38,215	(788)	-2%

Percent to net sales	27.1%	31.7%
Operating income	41,096	36,247	4,849	13%
Percent to net sales	28.6%	30.0%
Interest income	1,105	585	520	89%
Interest expense and other	179	15	164

Income before income taxes	42,380	36,847	5,533	15%
Provision for income taxes	14,833	14,002	(831)

Net income	$27,547	$22,845	$4,702	21%

Income per common share:
Basic	$0.38	$0.32
Diluted	$0.37	$0.31
Weighted-average common shares outstanding:
Basic	72,606	70,894
Diluted	73,902	73,919

Net Sales

Net sales in the 2006 first quarter increased $23.1 million, or 19%, to $143.8 million as compared to the same 2005 quarter. Net sales of our core generic injectable products were $113.7 million, an increase of 32%, versus $85.9 million as compared with the first quarter of 2005, due to strong demand, newly launched products and better availability of products from our Melrose Park facility.

Our 2006 first quarter, as compared to our 2005 first quarter saw growth in all three of our generic product categories. Net sales of anti-infective products increased $12.0 million, or 29%, compared to the prior year first quarter driven by recently launched antibiotics. Net sales of oncology products, excluding Abraxane®, increased $2.9 million, or 27%, due to stronger demand for Melrose Park products and increased sales through the specialty oncology distributor channels. Net first quarter sales of critical care products increased $10.7 million, or 31% as a result of continued strong demand and improved economics for certain products. Abraxane® net sales for the quarter were $30.1 million as compared to $34.1 million in the 2005 first quarter in which Abraxane® was launched. The 32% increase in first quarter 2006 core generic net sales over the prior year quarter, excluding Abraxane®, was comprised of a 8% unit volume increase and a 3% overall increase in price.

Gross Profit

As compared to the 2005 first quarter, gross profit increased $5.6 million, or 8%, due primarily to the higher volume in the current year quarter, partially offset by $5.7 million of profit sharing expense relating to Abraxane®. As a percentage of sales, gross profit was 55.7% in the first quarter of 2006 as compared to 61.7% in the 2005 first quarter. The decrease can be attributed to Abraxane® profit sharing expense as well as product mix, as generic products were a greater portion of the 2006 first quarter sales. Gross margin as a percentage of net sales on our core generic injectable business increased to 54.5% in the first quarter of 2006 versus 52.8% in the first quarter in 2005. The increase was a result of more favorable manufacturing variances as a result of higher volume, in addition to the introduction of new, higher margin products late in 2005 and in the first quarter of 2006.

Research and Development (“R&D”)

First quarter 2006 R&D expense increased $1.0 million, or 16%, as compared to the 2005 first quarter due primarily to increased products in generic development and Abraxane® scale-up toward EU compliant production in the Grand Island facility, partially offset by lower spending in our Switzerland facility, which began production in the first quarter.

Selling, General and Administrative (“SG&A”)

As compared to the 2005 first quarter, SG&A expense decreased $0.2 million, or 1%, as lower Abraxane® sales and marketing costs versus the 2005 launch quarter were offset by $1.2 million of merger related professional service fees.

Other Expenses

Drug Source Company, LLC, is 50% owned by one of our wholly owned subsidiaries, and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our first quarter equity income in Drug Source Company was $0.5 million in the respective 2006 and 2005 first quarters. Research and development expense includes raw material purchases from Drug Source Company of $0.1 million and $0.7 million for the three-month periods ended March 31, 2006 and 2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $5.4 million at March 31, 2006 and $3.8 million at December 31, 2005.

Interest income consists primarily of interest earned on invested cash and interest earned on the intercompany note from American BioScience. Interest income increased to $1.1 million in the first quarter of 2006 from $0.6 million for the first quarter of 2005 as a result of higher cash and short-term investment balances and higher interest rates. Interest expense and other consists primarily of miscellaneous interest expense, the impact of foreign currency charges on intercompany trading accounts and other financing costs.

Provision for Income Taxes

Our effective income tax rate in the 2006 first quarter was 35.0% versus 38.0% in the prior year quarter reflecting the continued benefit of various state and federal tax planning strategies and increased availability of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	March 31, 2006	December 31, 2005
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$150,003	$81,194

Working capital	$312,682	$275,634

Total assets	$550,835	$515,447

Total stockholders’ equity	$481,946	$442,139

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$66,325	$(6,460)

Purchase of property, plant and equipment, product license rights and other	$(6,280)	$(23,590)

Financing activities	$8,717	$9,171

Capital Requirements

Our capital requirements depend on numerous factors, which will encompass the operations of ABI going forward, including:

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane®, and our core injectable products;

•	R&D spending to develop further product candidates, including clinical trials previously funded by ABI;

•	the need for manufacturing expansion and improvement;

•	the cost to upgrade and expand our product development facilities;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We presently anticipate that our 2006 capital expenditure requirements will approximate $50 million, excluding the acquisition of the Puerto Rico facility from Pfizer.

Adequate funds for these and other purposes may not be available when needed or on terms acceptable to us, and we may need to raise capital that may not be available on terms favorable or acceptable to us, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive or undesirable covenants and costs. If we cannot raise money when needed, we may have to reduce or slow Abraxane® activity, reduce capital expenditures or scale back development of new products.

Sources of Financing

We believe that our current cash and short-term investments, cash generated from operations, funds available under our revolving line of credit and the potential ability to issue debt or equity securities under our shelf registration will be sufficient to finance our operations, product development and capital expenditures for at least the next 12 months. In the event we engage in future acquisitions we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities or otherwise.

Sources and Uses of Cash

Operating Activities

In the first three months of 2006, net cash provided by operating activities was $66.3 million as compared to the $6.5 million of cash used in operations in the first three months of 2005. The increase in cash provided by operations for the first three months of 2006 was due primarily to a $42.1 million reduction in year end accounts receivable and strong first quarter earnings, partially offset by increased inventory and a reduction of accounts payable.

Investing Activities

Our investing activities have consisted principally of capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and, to a lesser extent, outlays necessary to acquire various product or intellectual property rights.

Also included in investing activities in the first three months of 2006 and 2005 were a use of $45.8 million and a source of $35.8 million, respectively, related to our net purchases or sales of short-term, highly liquid, available for sale, municipal variable rate demand notes. These investments are recorded at cost, and may generally be redeemed upon seven days notice.

Net cash used for the acquisition of property, plant and equipment totaled $5.7 million and $8.3 million in the first three months of 2006 and 2005, respectively, and in both periods was due primarily to investment in our core manufacturing and development capabilities. In the first quarter of 2005, purchase of product license rights included a $15.0 million license payment to American BioScience resulting from the FDA’s January 2005 approval of Abraxane®. The $15.0 million Abraxane® milestone payment has been capitalized and is being amortized over seven years.

Financing Activities

Financing activities generally include cash flows from the proceeds from the exercise of employee stock options, the issuance or repurchase of our common stock and transactions with American BioScience. Net cash provided by financing activities totaled $8.7 million in the first three months of 2006 as compared to $9.3 million in the same period last year, and in each period consisted primarily of cash proceeds from the exercise of employee stock options and sale of stock through our employee stock purchase program.

ABRAXANE® LICENSE AND MANUFACTURING AGREEMENT

Prior to the closing of the merger with ABI on April 18, 2006, we licensed the exclusive North American marketing rights and the worldwide manufacturing rights for Abraxane® from ABI. Following the closing of our merger with ABI, the license agreement effectively ceased to exist. The FDA approved Abraxane®, for the filed indication on January 7, 2005 and Abraxane® was launched on February 7, 2005.

In November 2001, we signed a perpetual license agreement with ABI under which we acquired the exclusive rights to market and sell Abraxane® in North America for indications relating to breast, lung, ovarian, prostate and other cancers. Under the agreement, we made an initial payment to ABI of $60.0 million and committed to future milestone payments contingent upon achievement of specified regulatory, publication and sales objectives for licensed indications. Prior to the closing of the merger, ABI was responsible for conducting the clinical studies in support of Abraxane® and for substantially all costs associated with the development and obtaining regulatory approval for Abraxane®. We are now responsible for these costs.

Under the license agreement, profit on our sales of Abraxane® in North America was shared equally between ABI and us. The license agreement defined profit as Abraxane® net sales less cost of goods sold, selling expenses (including pre-launch production and other expenses which we have expensed as incurred, but which were charged against first profit under the agreement) and an allocation of related general and administrative expenses. We expensed ABI’s share of any profit earned in our statements of income as an element of cost of sales. During the first quarter we expensed $5.7 million of profit sharing fees related to Abraxane®.

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

In November 2001, along with the license agreement for Abraxane®, we also entered into a manufacturing agreement with ABI under which we agreed to manufacture Abraxane® for ABI and its licensees for sales outside North America. Under this agreement, we had the right to manufacture Abraxane® worldwide. For sales outside of our licensed territories, we would charge ABI and its licensees a customary margin on our manufacturing costs based on whether the product would be used for clinical trials or commercial sale. The initial term of this agreement was ten years and could be extended for successive two-year terms by ABI.

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

Revenue Recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for theses sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material; however we anticipated and in 2005 have provided for, an increase in Medicaid rebates as a result of the February 2005 launch of Abraxane®. Accruals for sales provisions are presented in our financial statements as a reduction of net revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

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

Sales to our three major wholesale customers comprised 69% of our 2006 net sales. We periodically review the wholesale supply levels of our significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms and periodic visits to wholesalers’ warehouses. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our generic products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our generic distribution channel has not had a significant impact on our historic sales comparisons or sales provisions.

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

Our sales provisions totaled $145.8 million and $132.2 million in the first three months of 2006 and 2005, respectively, and related reserves totaled $88.0 million and $84.7 million at March 31, 2006 and December 31, 2005, respectively.

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

Our net chargeback reserve totaled $49.4 million and $47.9 million at March 31, 2006 and December 31, 2005, respectively. The methodology we used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material. A one percent decrease in our estimated end-user contract-selling prices would reduce first quarter 2006 net sales by $0.5 million and a one percent increase in wholesale units pending chargeback at March 31, 2006 would decrease 2006 net sales by $0.6 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $14.0 million at March 31, 2006, comparable to the $12.2 million balance at December 31, 2005. A one-percent increase in the estimated rate of contractual allowances to sales at March 31, 2006 would increase the provision for contractual allowances by $2.2 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of net sales and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $18.2 million and $16.3 million at March 31, 2005 and December 31, 2005, respectively. At March 31, 2006, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased net sales for the first three months of 2006 by $1.1 million.

We generally offer our customers a standard cash discount on generic injectable products for prompt payments and, from time-to-time, may offer a greater discount and extended terms in support of product launches or other promotional programs. Our wholesale customers typically pay within terms and a provision for cash discount is established at the time of sale based on the terms of sale.

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

At March 31, 2006, inventory included $4.3 million in cost relating to generic products pending FDA approval on that date. At March 31, 2006 inventory included 24 items that were awaiting approval and individually no specific items were great than 1% of total inventory. In the event that the FDA approval is unduly delayed or denied we may have to provide for and expense all, or a portion of, such inventory. At December 31, 2005, inventory included $9.5 million in cost relating to generic products pending FDA approval on that date. Included in the amount pending approval at December 31, 2005 was $7.4 million of Ceftriaxone, which was approved by the FDA in February 2006.

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

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS No. 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation was recorded as an expense in the current year, in addition, our prior year results have been restated as if we had used the fair value method during previous periods. The company uses the straight-line attribution method to recognize share-based compensation expenses over the vesting period of the award. Options currently granted by the company generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest ratably over a four year period.

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, use the Black-Scholes option pricing model for estimating the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the company’s stock participation plan. Pre-tax stock-based employee compensation costs for the three-month periods ended March 31, 2006 and 2005 were $2.7 million and $3.1 million, respectively. Also in connection with the retrospective application, our December 31, 2005 balance sheet presented reflects an increase in the deferred tax benefit of $2.1 million, an increase in additional paid-in capital of $18.9 million and a decrease in retained earnings of $18.0 million. The cash flow statement reflects a decrease in cash flow from operating activities and a corresponding increase to cash provided by financing activities of $3.8 million.

Refer to Note 8, Stock Options and Restricted Stock, in the footnotes to the condensed consolidated financial statements for a detail of financial statement changes caused by the retrospective application.

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

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006. Our review of internal controls over financial reporting did not include the internal controls of American BioScience, Inc., a material business that was acquired on April 18, 2006.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On or about December 7, 2005 several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the recently completed merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to our stockholders by causing us to enter into the merger agreement and for not providing full and fair disclosure to our stockholders, regarding the recently completed merger, which it is alleged caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and rescinding the merger. We intend to vigorously defend these actions and do not believe that these actions will have a material adverse effect on us.

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

ITEM 1A.	RISK FACTORS

The recently completed merger is expected to result in benefits, but we may not realize those benefits due to challenges associated with integrating the merged companies or other factors.

The success of the merger will depend in part on the success of our management in integrating our operations, technologies and personnel with those of ABI. Our inability to meet the challenges involved in integrating successfully these operations or otherwise to realize any of the anticipated benefits of the merger could seriously harm our results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

•	integrating the two companies’ operations, technologies and products;

•	coordinating and integrating sales and marketing, research and development and manufacturing functions;

•	demonstrating to our customers that the merger will not result in adverse changes in business focus;

•	assimilating the personnel of both companies and integrating the business cultures of both companies;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	maintaining employee morale and motivation.

We may not be able to successfully integrate our operations with that of ABI in a timely manner, or at all, and we may not realize the anticipated benefits of the merger, including synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the merger are based on assumptions and current expectations, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that our or ABI’s relationships with existing or potential customers, suppliers or strategic partners is adversely affected as a consequence of the merger, or by practical or legal constraints on its ability to combine operations. Furthermore, financial projections based on these assumptions relating to integration may not be correct if the underlying assumptions prove to be incorrect.

Our historical financial statements and any pro forma financial statements that we have filed may not be indicative of our future financial condition or results of operations.

Our historical financial statements and any pro forma financial statements that we have filed or may file may not be indicative of the combined company’s financial condition or results of operations following the merger for several reasons.

Our historical statements will not be indicative of the future results of operations of the combined company, which will integrate additional operations and expenses. The pro forma financial statements will be derived from the financial statements of APP and ABI and certain adjustments and assumptions have been made regarding the combined company after giving effect to the merger. The information upon which these adjustments and assumptions will be made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy. Moreover, the pro forma financial statements will not reflect all costs that were incurred by the combined company in connection with the merger. For example, the impact of any incremental costs incurred in integrating the two companies will not be reflected in the pro forma financial statements. As a result, the actual financial condition and results of operations of the combined company may not be consistent with, or evident from, the pro forma financial statements.

If Abraxane® does not achieve strong market acceptance, our future profitability could be adversely affected and we would be unable to recoup the investments made to commercialize this product.

We have made and will continue to make a significant investment in Abraxane®, including costs associated with conducting clinical trials and obtaining necessary regulatory approvals for the use of Abraxane® in other indications and settings, expansion of our marketing, sales and manufacturing staff, the acquisition of paclitaxel raw material, and the manufacture of finished product. The success of Abraxane® in the Phase III trial for metastatic breast cancer may not be representative of the future clinical trial results for Abraxane® with respect to other clinical indications. The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials, including those ongoing at present. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	slower than anticipated patient enrollment

•	difficulty in finding and retaining patients fitting the trial profile

•	adverse events occurring during the clinical trials

Although approved by the U.S. Food and Drug Association, or the FDA, for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. In the first quarter of 2006 our net sales of Abraxane® was $30.1 million, which represented approximately 21.1% of our total net sales. We anticipate that sales of Abraxane® will remain a significant portion of our net sales over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®. Our inability to successfully manufacture, market and commercialize Abraxane® could cause us to lose some of the investment we have made and will continue to make to commercialize this product.

If we are unable to develop and commercialize new products, our financial condition will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. We have over 60 new product candidates under development with more than 23 Abbreviated New Drug Applications for new injectable products currently pending at the FDA. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

Our top ten products, including Abraxane®, comprised approximately 56% of our 2006 first quarter net sales. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

Proprietary product development efforts may not result in commercial products.

We intend to maintain an aggressive research and development program for our proprietary pharmaceutical products. Successful product development in the biotechnology industry is highly uncertain, and statistically very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early stage human clinical trials, may fail to reach the market for a number of reasons, including:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive pre-clinical trial results;

•	the product candidate was not effective in treating a specified condition or illness;

•	the product candidate had harmful side effects in humans or animals;

•	the necessary regulatory bodies, such as the FDA, did not approve a product candidate for an intended use;

•	the product candidate was not economical to manufacture and commercialize;

•	other companies or people have or may have proprietary rights to a product candidate, such as patent rights, and will not let the product candidate be sold on reasonable terms, or at all; or

•	the product candidate is not cost effective in light of existing therapeutics.

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

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

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

We may be required to perform additional clinical trials or change the labeling of our products if side effects or manufacturing problems are identified after the products are on the market.

If side effects are identified after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of products, additional clinical trials, changes in labeling of products, and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

After any of our products are approved for commercial use, we or regulatory bodies could decide that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations.

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

The strategy to license rights to or acquire and commercialize proprietary, biological injectable or other specialty injectable products may not be successful, and we may never receive any return on our investment in these product candidates.

We may license rights to or acquire products from third parties. Additionally, we are in the process of establishing our capabilities in biologic generic products so that we may be able to offer such products when regulatory approvals and patents allow for such products. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire these products. We may not be able to license rights to or acquire these proprietary, or other, products on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, significant up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss.

A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

•	be found during clinical trials to be unsafe or ineffective;

•	fail to receive necessary regulatory approvals;

•	be difficult or uneconomical to produce in commercial quantities;

•	be precluded from commercialization by proprietary rights of third parties; or

•	fail to achieve market acceptance.

The marketing strategy, distribution channels and levels of competition with respect to any licensed or acquired product may be different from those of our current products, and we may not be able to compete favorably in any new product category.

We are subject to restrictive and negative covenants under our $450 million three-year revolving credit facility, which may prevent us from capitalizing on business opportunities and taking some actions.

On April 18, 2006, we entered into a credit agreement with a syndicate of banks for a $450 million three-year unsecured revolving credit facility, with a sublimit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Among other things, the credit agreement restricts the payment of dividends by us, and restricts our ability to incur indebtedness and make future loans to third parties, other than under circumstances set forth in the credit agreement. In addition, our ability to borrow under this credit facility is subject to our ongoing compliance with certain financial and other covenants, such as minimum net worth, maximum funded debt to EBITDA ration and maximum EBITDA to interest expense ratio. We cannot assure that these operational and financial covenants will not hinder our ability to finance future operations or capital needs or to pursue available business opportunities, including the purchase of additional facilities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under this credit facility. If a default occurs, the relevant lenders could elect to declare the outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable. Further, we may require additional capital in the future to expand business operations, acquire businesses or facilities, or replenish cash expended sooner than anticipated and such additional capital may not otherwise be available on satisfactory terms.

Entities affiliated with our Chief Executive Officer own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of May 8, 2006, entities affiliated with our chief executive officer owned approximately 84.2% of our common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. Although these entities have executed a corporate governance and voting agreement in connection with the merger, that agreement will terminate by its terms no later than the 2007 annual stockholders’ meeting. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams, Each of the members of the executive management team is employed “at will”. Only Carlo Montagner, president of Abraxis Oncology, a division of our company, has an employment agreement with us. The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm our operations.

To be successful, we must attract, retain and motivate executives and other key employees. Employees of APP and ABI may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate employees and keep them focused on our strategies and goals, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating APP and ABI.

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

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Historically we have carried product liability insurance and we expect to continue such policies. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention, and adversely affect our reputation and the demand for our products.

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

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report on Form 10-K, management’s assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. ABI, as a privately held company, was not required to review or assess its internal control procedures. Following the merger, we are required to modify and apply the disclosure controls and procedures, internal controls and related corporate governance policies to include the current operations of ABI. If we fail to timely complete the development of the combined company’s internal controls and management is unable to make this assessment, or if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions and a loss of public confidence in its internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price.

Any future acquisitions and other material changes in our operations likely will require us to expand and possibly revise our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect its reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way it conducts business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or FAS 123(R). FAS 123(R) requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. In April 2005, the SEC adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of FAS 123(R) until the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, we have adopted FAS 123(R) in the first quarter of 2006 using the modified retrospective approach. Under this approach, the fair value of stock-based employee compensation was recorded as an expense in the current year, in addition, our prior year results have been restated as if we had used the fair value method during previous periods. The adoption of FAS 123(R) is expected to have a material adverse effect on our results of operations for 2006 and subsequent periods. However, we do not believe the application of FAS 123(R) will have a direct impact on our overall financial position or liquidity.

Our earnings per share may decline as a result of the merger, which may adversely affect the market price of our common stock

Our merger with ABI is expected to be dilutive to our earnings per share over the next several years due to the number of our shares of common stock that were issued, the limited amount of current ABI revenue, incremental ABI expenses, ABI’s restricted stock unit plan, the amortization of the purchase price step-up and other acquisition-related changes.

Future sales of substantial amounts of our common stock may adversely affect our market price.

In connection with the merger, we have issued a significant number of additional shares of our common stock to a small number of ABI shareholders. Although such shares are not immediately freely tradeable, we have granted registration rights to the ABI shareholders to permit the resale of the shares of our common stock that they have received in the merger. Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock.

Our stock price has been volatile in response to market and other factors.

The market price for our common stock has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the merger may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of technological innovations or new products or services by us or our competitors;

•	reductions in the market share of our products;

•	the inability to increase the market share of Abraxane® at a sufficient rate;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

ITEM 6.	EXHIBITS

Description

2.1(14)	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. and, with respect to specified matters, Patrick Soon-Shiong and certain other ABI shareholders

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Bylaws of the Registrant

3.3	Certificate of Merger of American BioScience, Inc. into American Pharmaceutical Partners, Inc., dated April 18, 2006

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant

4.3(3)	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock

4.4	Registration Rights Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein

4.5	Corporate Governance and Voting Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein

10.1(4)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2(3)	1997 Stock Option Plan

10.3(11)	2001 Stock Incentive Plan, including forms of agreements thereunder

10.4(3)	2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.5(3)	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

10.6(4)	Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and American BioScience

10.7(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.8(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.9(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.10(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.11(7)	Compensation Protection Agreement, dated as of August 19, 2002, between the Registrant and Nicole S. Williams

10.12(7)	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East in Schaumburg, Illinois, known as Schaumburg Corporate Center

10.13(7)	Agreement dated as of March 11, 2004, between the Registrant and American BioScience

10.14(8)	Credit Agreement dated September 2, 2004 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.15(10)	Employment Agreement dated November 15, 2004 between the Registrant and Alan Heller

10.16(9)	Description of the 2005 Corporate Bonus Plan

10.17(9)	2005 Base Salaries for Named Executive Officers

10.18(12)	Description of Non-Employee Director Cash Compensation Program

10.19(12)	Amended and Restated 2001 Non-Employee Director Option Program

10.20(13)	Total Commitment Increase Agreement and First Amendment to Credit Agreement, dated August 2, 2005

10.21	Reference is made to Exhibits 2.1, 4.4 and 4.5

10.22(15)	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder

10.23(15)	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder

10.24	Escrow Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and Fifth Third Bank

10.25	Credit Agreement dated April 18, 2006 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.26	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

Description

(1)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(6)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(7)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(8)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

(9)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005.

(10)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

(11)	Incorporated by reference to the Registrant’s report on form 8-K filed with the Securities and Exchange Commission on February 23, 2005.

(12)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(13)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005.

(14)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005.

(15)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ PATRICK SOON-SHIONG
Patrick Soon-Shiong
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ NICOLE S. WILLIAMS
Nicole S. Williams
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2006