Form 10-Q
period 2006-06-30
Abraxis BioScience, Inc.
filed 2006-08-09
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

N/A

(Former Name or Former Address, if Changed Since Last Report)

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

As of August 6, 2006, the registrant had 165,625,724 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	Unaudited	(Note 1)
(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$54,051	$28,818
Short-term investments	231	54,455
Accounts receivable, net of allowances for doubtful accounts	34,002	61,868
Inventories	203,151	175,282
Prepaid expenses and other current assets	15,137	13,553
Deferred income taxes	42,869	16,936

Total current assets	349,441	350,912
Property, plant and equipment, net	175,301	152,630
Investment in Drug Source Company, LLC	3,477	2,728
Intangible assets, net of accumulated amortization	772,909	—
Goodwill	401,600	—
Deferred income taxes, non-current	—	5,993
Non-current receivables from related parties	530	649
Other non-current assets, net of accumulated amortization	14,351	11,317

Total assets	$1,717,609	$524,229

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$51,708	$35,593
Accrued liabilities	50,574	46,356
Deferred revenue	39,225	18,404
Minimum royalties payable	997	1,020
Amounts due to officer/shareholder	—	1,255
Notes payable	69,597	—

Total current liabilities	212,101	102,628

Deferred income taxes, non-current	165,876	—
Long-term debt	175,500	190,000
Long-term portion of deferred revenue	177,823	—
Other non-current liabilities	1,089	1,400

Total liabilities	732,389	294,028
Minority interests	—	162,061
Shareholders’ equity:
Common stock - $.001 par value; 350,000,000 shares authorized; 165,516,835 and 164,992,101 shares issued and outstanding in 2006 and 2005	165	165
Additional paid-in capital	1,076,962	71,240
Retained (deficit) earnings	(37,523)	51,380
Accumulated other comprehensive income	1,890	1,629
Less treasury stock at cost, 6,646,398 common shares in 2006 and 2005	(56,274)	(56,274)

Total shareholders’ equity	985,220	68,140

Total liabilities and shareholders’ equity	$1,717,609	$524,229

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net sales	$160,739	$124,833	$305,267	$245,582
Cost of sales	67,677	56,530	125,757	102,807

Gross profit	93,062	68,303	179,510	142,775
Operating expenses:
Research and development	21,918	17,468	41,526	26,976
Selling, general and administrative	43,619	34,130	79,252	68,049
Amortization of merger related intangibles	11,258	—	11,258	—
Merger related in-process research and development charge	105,777	—	105,777	—
Other merger related costs	18,628	—	24,267	—
Equity in net income of Drug Source Co., LLC	(307)	(986)	(783)	(1,525)

Total operating expenses	200,893	50,612	261,297	93,500

(Loss) income from operations	(107,831)	17,691	(81,787)	49,275
Interest income	1,490	278	2,340	641
Interest expense and other	(2,034)	(895)	(5,055)	(1,209)
Minority interests	(2,041)	(6,065)	(11,383)	(13,447)

(Loss) income before income taxes	(110,416)	11,009	(95,885)	35,260
Income tax (benefit) expense	(19,629)	10,050	(6,982)	18,355

Net (loss) income	$(90,787)	$959	$(88,903)	$16,905

(Loss) income per common share:
Basic	$(0.57)	$0.01	$(0.56)	$0.11

Diluted	$(0.57)	$0.01	$(0.56)	$0.11

The composition of stock-based compensation included above is as follows:
Cost of sales	$786	$963	$1,514	$1,792
Research and development	1,438	205	1,593	381
Selling, general and administrative	3,269	2,446	5,118	4,550
Other merger related costs	8,999	—	8,999	—

	$14,492	$3,614	$17,224	$6,723

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Cash flows from operating activities:
Net (loss) income	$(90,787)	$959	$(88,903)	$16,905
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	4,581	3,153	8,826	6,857
Amortization	771	313	1,055	627
Amortization of merger related intangibles	11,258	—	11,256	—
Merger related inventory step-up charge	7,800	—	7,800	—
Merger related in-process research and development charge	105,777	—	105,777	—
Stock-based compensation	14,492	3,614	17,224	6,723
Loss on disposal of property, plant and equipment	5	25	11	25
Excess tax benefit from stock based compensation	(305)	(2,447)	(1,122)	(6,240)
Deferred income taxes	(25,097)	444	(23,800)	(5,021)
Minority interest	2,041	6,065	11,383	13,447
Equity in net income of Drug Source Company, LLC, net of dividends received	(167)	(798)	(749)	(1,698)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,244)	(7,685)	27,866	(32,552)
Inventories	(18,650)	(5,331)	(23,189)	(34,180)
Prepaid expenses and other current assets	4,978	266	(1,584)	1,841
Non-current receivables from related parties	(36)	(9)	119	(18)
Deferred revenue	199,397	15,903	198,644	15,865
Minimum royalties payable	(33)	(108)	(23)	(79)
Amounts due to officer/shareholder	—	(866)	(1,255)	(754)
Other non-current liabilities	(311)	1,400	(311)	1,400
Accounts payable and accrued expenses	14,317	(3,456)	22,076	17,379

Net cash provided by operating activities	215,787	11,442	271,103	527

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,854)	(18,890)	(31,508)	(27,236)
Purchase of other non-current assets	(822)	(2,556)	(2,785)	(2,940)
Purchase of product rights	(328,797)	—	(328,797)	—
Net sale of short-term investments	100,061	12,680	54,224	48,420

Net cash (used in) provided by investing activities	(251,412)	(8,766)	(308,866)	18,244

Cash flows from financing activities:
Proceeds from the exercise of subsidiary stock options	1,347	2,908	6,155	7,178
Proceeds from issuance of debt	175,500	134,000	199,500	134,000
Proceeds from the sale of stock under employee retirement and stock purchase plans	—	—	1,665	1,508
Notes payable	69,597	—	69,597
Income tax benefit on stock option exercises	305	2,447	1,122	6,240
Repayment of borrowings	(214,000)	(42,750)	(214,000)	(42,750)
Payment of deferred financing costs	(1,704)	(460)	(1,704)	(460)
Distribution of equity to acquire TRI	—	(20,000)	—	(20,000)
Purchase of treasury stock	—	(67,500)	—	(67,500)

Net cash provided by financing activities	31,045	8,645	62,335	18,216

Effect of foreign currency translation	614	(225)	661	(135)

(Decrease) increase in cash and cash equivalents	(3,966)	11,096	25,233	36,852
Cash and cash equivalents at beginning of period	58,017	29,079	28,818	3,323

Cash and cash equivalents at end of period	$54,051	$40,175	$54,051	$40,175

See notes to condensed consolidated financial statements.

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(1)	Basis of Presentation

On April 18, 2006, we, Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, completed a merger with American BioScience, Inc., or ABI, our former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to “Abraxis BioScience, Inc”, or Abraxis.

The unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of Abraxis BioScience, Inc. , ABI and our wholly owned subsidiaries Pharmaceutical Partners of Canada, Inc., Pharmaceutical Partners Switzerland GmBH, Puerto Rico, LLP, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute our majority owned subsidiary, Resuscitation Technologies, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method.

For accounting purposes, the merger between us and ABI was referred to as a downstream merger with ABI viewed as the surviving entity, although we are the surviving entity for legal purposes. As such, the merger will be accounted for in our consolidated financial statements as an implied acquisition of our minority interest using the purchase method of accounting. Under this accounting method, our accounts, including goodwill, will be adjusted to reflect the minority interests’ share of any differences between their fair values and book values as of the merger closing date. Our total fair value was based on the weighted average market price of our common stock for the period three days prior to and three days subsequent to the merger announcement date.

Furthermore, because ABI will be treated as the continuing reporting entity for accounting purposes, our filed reports, as the surviving corporation in the merger, after the date of the merger would parallel the financial reporting required under generally accepted accounting principles in the United States and SEC reporting rules as if ABI were the legal successor to its reporting obligation as of the date of the merger. Accordingly, our financial statements, for all periods prior to the date of the merger, reflect this basis of accounting. The unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of ABI at June 30, 2006. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet information at December 31, 2005 has been derived from the audited financial statements at that date, as restated for Statement of Financial Accounting Standards No. 123 (revised 2004), share-based payment, or FAS 123(R), but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation.

One of our wholly owned subsidiaries holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases in ending inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Research and development expense includes raw material purchases from Drug Source Company of $0.2 million and $1.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $3.3 million at June 30, 2006 and $3.8 million at December 31, 2005.

Equity - Based Compensation

We account for stock based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation was recorded as an expense in the current year, in addition, our prior year results have been restated as if we had used the fair value method during previous periods. We use the straight-line attribution method to recognize share-based compensation expenses over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period.

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, uses the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan. Pre-tax stock-based employee compensation costs for the six-month periods ended June 30, 2006 and 2005 were $17.2 million and $6.7 million, respectively. Also in connection with the retrospective application, our December 31, 2005 balance sheet presented reflects an increase in the deferred tax benefit of $2.1 million, an increase in minority interests of $0.6 million, an increase in additional paid-in capital of $9.3 million and a decrease in retained earnings of $8.8 million.

Refer to Note 7, Stock Compensation Plans, in the notes to the condensed consolidated financial statements for a detail of financial statement changes caused by the retrospective application.

(2)	Quarterly Periods

We use a 52-week fiscal year that ends on December 31, with quarters ending on March 31, June 30 and September 30. In 2005, APP used a 52-week fiscal year that ended on the Saturday nearest to December 31 with quarters ending on the Saturday nearest the end of the calendar quarter. For clarity of presentation, the comparative period is presented as if the quarter ended on June 30. Each of the three-month periods ended June 30, 2006 and 2005 included 13 weeks. The change in quarterly periods is not expected to have a material impact on the comparability of reported quarterly results.

(3)	Earnings Per Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic and dilutive numerator:
Net (loss) income	$(90,787)	$959	$(88,903)	$16,905

Denominator:
Weighted-average common shares outstanding -basic	158,765	157,658	158,643	157,241
Net effect of dilutive securities:
Stock options and restricted stock awards	—	2,199	—	2,642

Weighted-average common shares outstanding - diluted	158,765	159,857	158,643	159,883

(Loss) income per common share - basic	$(0.57)	$0.01	$(0.56)	$0.11

(Loss) income per common share - diluted	$(0.57)	$0.01	$(0.56)	$0.11

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Number of shares excluded	2,823	168	2,512	109
Range of exercise prices	$2.00 -$56.02	$49.20 -$56.02	$2.00 -$56.02	$49.20 -$56.02

The number of shares excluded above includes 1.2 million shares for the second quarter and 1.3 million shares for the three and six month periods ended June 30, 2006 that were anti-dilutive.

(4)	Related Party Transactions

At June 30, 2006 amounts due to officers and shareholders primarily consisted of compensation expense that has been recognized, but not yet paid by us. All amounts due at December 31, 2005 were paid during the first quarter of 2006. No interest was accrued, imputed or owed relating to the compensation amounts due.

In June 2005, Dr. Soon-Shiong, our controlling shareholder, sold to ABI his entire ownership interest in Transplant Research Institute, or TRI, comprising all of the outstanding capital stock of TRI, in exchange for $20.0 million in cash. TRI holds various intellectual property and other rights. TRI was formed and commenced operations in July 1991. In our consolidated financial statements and for income tax purposes, because the sale involved our controlling shareholder, the TRI acquisition was accounted for as an asset contribution using the shareholder’s historical cost basis, which was zero, and accounted for as a distribution of shareholders’ equity.

Non-current receivables from related parties consist of accounts and notes receivable from employees and officers that are due over periods ranging from 1 to 10 years. Total non-current receivables from related parties totaled $0.5 and $0.6 million at June 30, 2006 and December 31, 2005, respectively. Of the total non-current receivables from related parties outstanding at June 30, 2006, $0.4 million of the amount is collateralized by property and our common stock. The notes receivable bear interest at rates ranging from 5.12% to 5.75% per annum. On March 1, 2006, we purchased a residential property in California for $3.7 million. A newly hired executive has leased the residence from us for an initial term of one year.

(5)	Inventories

Inventories consisted of the following at:

	June 30, 2006			December 31, 2005
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$56,721	$—	$56,721	$31,768	$—	$31,768
Work in process	25,411	123	25,534	11,613	2,987	14,600
Raw materials	117,689	3,207	120,896	122,449	6,465	128,914

	$199,821	$3,330	$203,151	$165,830	$9,452	$175,282

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

At June 30, 2006, inventory included $3.3 million in cost relating to generic products pending FDA approval on that date. At June 30, 2006 inventory included 17 items that were awaiting approval and individually no specific items were greater than 1% of total inventory. In the event that the FDA approval is unduly delayed or denied we may have to provide for and expense all, or a portion of, such inventory. At December 31, 2005, inventory included $9.5 million in cost relating to generic products pending FDA approval on that date. Included in the amount pending approval at December 31, 2005 was $7.4 million of Ceftriaxone, which was approved by the FDA in February 2006.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost, we reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to our cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the financial statements as an element of cost of sales with inventories presented net of related reserves.

(6)	Accrued Liabilities

Accrued liabilities consisted of the following at:

	June 30, 2006	December 31, 2005
	(in thousands)
Sales and marketing	$21,389	$18,728
Accrued income taxes	11,768	6,992
Payroll and employee benefits	9,512	12,707
Legal and insurance	4,099	2,971
Other	3,806	4,958

	$50,574	$46,356

(7)	Long-Term Debt and Credit Facilities

Credit Facility

On April 18, 2006, in connection with the closing of our merger with ABI, the prior facilities were replaced with a three-year, $450 million, unsecured credit facility, with a sub-limit of $10 million for standby and commercial letters of credit and $20 million for swing line loans. In connection with the closing of the merger, the amount outstanding under the ABI facility was repaid with borrowings from the new facility. Interest rates under the new facility vary depending on the type of loan made and our leverage ratio as defined in the agreement. The agreement contains various restrictive covenants pertaining to the maintenance of minimum net worth, leverage and interest coverage ratios. In addition, the agreement restricts our ability to declare or pay dividends, make future loans to third parties and incur other indebtedness. Fees of $1.7 million associated with the new agreement were capitalized and will be amortized over the term of the agreement and the remaining $0.6 million in unamortized debt acquisition costs related to the prior facilities were written off in the second quarter of 2006 in conjunction with the closing of the merger.

As of June 30, 2006, $175.5 million was outstanding on our credit facility with a weighted average interest rate of 6.22%. As we are not obligated to repay our outstanding balances prior to termination of the facility in 2009, borrowings will be classified as non-current on the balance sheet. Outstanding letters of credit, which reduce overall available borrowings were $0.7 million at June 30, 2006. We were in compliance with all financial covenants at June 30, 2006.

No interest was capitalized during the six-month periods ended June 30, 2006 or 2005.

Note Payable

In connection with the asset purchase agreement, completed on June 28, 2006, with AstraZeneca UK Limited we have agreed to pay $75 million of the purchase price upon the first year anniversary of the agreement. At June 30, 2006 we have recorded this amount at its discounted present value as a note payable within the current liability section of the balance sheet.

APP Prior Credit Facility and Debt Extinguishment

In September 2004, we entered into a three-year, $100 million, unsecured revolving credit and letter of credit facility which in August 2005 was increased to $150 million and the term of which was extended by one year. Interest rates under this credit facility varied depending on the type of loan made and our leverage ratio. The interest rate under the credit facility was LIBOR plus 75 basis points. The credit facility limited the amount of and assessed a 0.125% fee on the face amount of outstanding letters of credit. With respect to the capital stock held by ABI, the credit facility prohibited us from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of our August 2005 credit facility limited the principal amount of the intercompany demand note received from ABI to $23.0 million, among various other covenants and restrictions. Debt acquisition fees of approximately $0.5 million for our facility were being amortized over the life of the facility and the unamortized debt acquisition costs were written off in connection with the closing of the merger with ABI.

ABI Prior Credit Facility

In June 2005, ABI entered into a two-year, $200 million credit facility secured by substantially all of ABI’s assets, including 47.2 million shares of our common stock held by ABI. On March 6, 2006, ABI amended its $200 million credit facility to increase the allowed borrowings to $215 million. On April 18, 2006, $214 million was outstanding under the ABI facility which was paid off in connection with the closing of the merger. ABI incurred $0.5 million in fees in connection with the facility, which were being amortized over the facility’s two-year term and the unamortized debt acquisition costs were written off in conjunction with the closing of the merger in the second quarter of 2006.

Chicago BioScience Mortgage

In connection with the acquisition of a development and manufacturing facility in July 2004 by Chicago BioScience, LLC, a wholly owned subsidiary of ABI, ABI obtained a $4.0 million mortgage due July 2005, which was secured by substantially all of the assets in the manufacturing facility and 65,000 shares of our common stock held by ABI. ABI repaid this mortgage in full in June 2005.

(8)	Stock Compensation Plans

We sponsor the following stock compensation plans:

1997 Stock Option Plan

Under the 1997 Plan Stock Option Plan, or the 1997 Plan, options to purchase shares of our common stock were granted to certain employees and the directors with an exercise price equal to the estimated fair market value of our common stock on the date of grant. The 1997 Plan stock options vested upon completion of our initial public offering in December 2001.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan, or the 2001 Plan provides for the grant of incentive stock options and restricted stock to our employees, including officers and employee directors, of non-qualified stock options to employees, directors and consultants, and other types of awards. At June 30, 2006, there were 19,048,172 options available for grant and 23,142,546 common shares reserved for the exercise of stock options under the 2001 Plan. The number of shares reserved for issuance increases annually on the first day of each fiscal year by an amount equal to the lesser of a) 6,000,000 shares, b) 5% of the total number of shares outstanding as of that date, or c) a number of shares as determined by our Board of Directors.

The compensation committee of our Board of Directors administers the 2001 Plan and has the authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of the grantees. The exercise price of all options granted under the 2001 Plan will be determined by the compensation committee of our Board of Directors, but in no event will this price be less than the fair market value of our common stock on the date of grant, unless otherwise determined by the compensation committee of our Board of Directors with respect to non-qualified stock options.

2001 Non-Employee Director Stock Option Program

The 2001 Non-Employee Director Stock Option Program, or the 2001 Program, was adopted as part, and as subject to terms and conditions, of the 2001 Plan. The 2001 program establishes an automatic option grant program for the grant of awards to our non-employee directors at the time that they initially join the board and at each annual meeting of the stockholders at which they are elected.

Restricted Stock

At June 30, 2006, 8,125 restricted shares of our common stock were outstanding with market values ranging from $14.69 to $34.03 with vesting dates ranging from January 2006 to June 2011. Compensation expense related to restricted stock grants is based upon the market price on the date of grant and is charged to earnings on straight-line basis over the applicable vesting period.

As a part of the merger, we also assumed two restricted stock unit plans established by ABI prior to the closing of the merger. Under the terms of first restricted stock unit plan or RSU Plan I, the units granted under that plan vested upon the completion of the merger. As a result, the holders of these units received the right to acquire an aggregate 212,239 shares of our common stock upon the closing of the merger. The 212,239 shares of common stock issuable upon the vesting of these units reduced the number of shares otherwise issuable to the shareholders of ABI at the effective time of the merger under the terms of the merger agreement. Under the terms of the second restricted stock unit plan assumed by us in connection with the merger, the RSU Plan II, the units granted there-under will vest one-half on the second anniversary of the merger and the balance on the fourth anniversary of the merger. The units convert into the right to receive a number of shares of our common stock determined on each vesting date determined by the price that vests on such date divided by the average trading price of our common stock over the three days prior to vesting; except that if the average trading price of our common stock is less than $28.27, then the price is divided by $28.27. The maximum number of shares of our common stock that may be issuable under this restricted stock unit plan is 3,325,080 shares.

On April 18, 2006, we entered into an agreement with RSU Plan LLC, or the RSU LLC, an entity that is beneficially owned and controlled by the ABI shareholders existing prior to the merger, including entities controlled by Dr. Soon-Shiong. RSU LLC owns a sufficient number of shares of our common stock to satisfy our obligations under the RSU Plan II. Under the terms of this agreement, the RSU LLC has agreed that prior to the date on which restricted stock units issued pursuant to the RSU Plan II become vested, RSU LLC will deliver, or cause to be delivered, to us the number of shares of our common stock, or cash, or a combination thereof, in an amount sufficient to satisfy the obligations to participants under the RSU Plan II of the vested restricted units. We are required to satisfy our obligations under the RSU Plan II by paying to the participants in the RSU Plan II cash and/or shares of our common stock in the same proportion as was delivered to us by the RSU LLC. The intention of this agreement is to have RSU LLC satisfy our obligations under RSU Plan II so that there would not be any further dilution to our stockholders as a result of our assumption of the RSU Plan II.

Employee Stock Purchase Plan

Under the 2002 Employee Stock Purchase Plan, or ESPP, eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase of our common stock. The employees’ purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the offer period or 85% of the fair market value of the stock on the last business day of the semi-annual purchase period. Employees can purchase no more than 625 shares of our common stock within any given purchase period. An aggregate of 9,553,313 shares of our common stock were reserved for issuance under the ESPP at June 30, 2006. The ESPP provides for annual increases in the number of shares of our common stock issuable under the ESPP equal to the lesser of: a) 3,000,000 shares b) a number of shares equal to 2% of the total of the total number of shares outstanding or c) a number of shares as determined by our Board of Directors. In the first half of 2006, 96,642 shares of our stock were issued under the ESPP for an aggregate purchase price of $2.0 million.

We account for stock-based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments, including employee stock options, at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation has been recorded as an expense in the current year, in addition, prior year results have been restated as if we had used the fair value method during previous periods. We use the straight-line attribution method to recognize share-based compensation expenses over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period.

Stock based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the company’s stock participation plan. The impact of compensation expense and the adoption of FAS 123(R) on the Statement of operations and cash flows for the three and six months ended June 30, 2006, was as follows:

Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Cost of sales	$786	$963	$1,514	$1,792

Gross loss	(786)	(963)	(1,514)	(1,792)
Operating expenses:
Research and development	1,438	205	1,593	381
Selling, general and administrative	3,269	2,446	5,118	4,550
Other merger related costs	8,999	—	8,999	—

Total operating expenses	13,706	2,651	15,710	4,931

Loss from operations	(14,492)	(3,614)	(17,224)	(6,723)
Minority interests	132	653	752	1,215

Loss before income taxes	(14,360)	(2,961)	(16,472)	(5,508)
Benefit for income taxes	(4,719)	(981)	(5,409)	(1,824)

Net loss	$(9,641)	$(1,980)	$(11,063)	$(3,684)

(Loss) income per common share:
Basic	$(0.06)	$(0.01)	$(0.07)	$(0.02)

Diluted	$(0.06)	$(0.01)	$(0.07)	$(0.02)

Cash flow from operations	$14,492	$3,614	$17,224	$6,723

Cash flow from financing activities	$305	$2,447	$1,122	$6,240

The following is a summary of the line items impacted by the restatement on the previously reported 2005 consolidated December 31, 2005 balance sheet:

FAS 123R Restatement

(in thousands, except per share data)

Balance Sheet

	December 31, 2005
	As originally Reported	As Adjusted	Effect of Change
Deferred income taxes	$14,871	$16,936	$2,065

Total current assets	348,847	350,912	2,065

Total assets	$522,164	$524,229	$2,065

Accrued liabilities	45,634	46,355	721

Total current liabilities	101,906	102,627	721
Total liabilities	293,306	294,027	721
Minority interests	161,608	162,061	453
Common stock	5,875	15,131	9,256
Deferred stock-based compensation	(400)	—	400
Retained earnings	60,146	51,381	(8,765)
Total stockholders’ equity	67,250	68,141	891

Total liabilities and stockholders’ equity	$522,164	$524,229	$2,065

In accordance with FAS 123(R), we will adjust stock based compensation on a quarterly basis for revisions to the estimated rate of equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2005 will be recognized in the period the forfeiture estimate is changed. The effect of the forfeiture adjustments in the first half of 2006 and 2005 was insignificant.

As of June 30, 2006, there was $27.6 million of total unrecognized compensation expense related to stock options granted under the company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.5 years.

The fair values of options granted during the three and six months ended June 30, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we do not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in our plans and expected volatility is based on the historical volatility of our stock over the expected term of the award. The weighted average estimated values of employee stock option grants and rights granted under our employee stock purchase plan as well as the weighted average assumptions that were used in calculating such values during the three and six months ended June 30, 2006 and 2005 were based on estimates at the date of grant as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Options
Risk-free rate	4.9%	3.9%	4.9%	3.8%
Dividend yield	—	—	—	—
Expected life in years	5	5	5	5
Volatility	48%	46%	48%	46%
Fair value of options granted	$12,803,573	$2,379,959	$13,541,361	$12,306,516
Weighted average grant date fair value of options granted	$13.74	$22.29	$13.89	$21.37
Employee Stock Purchase Plan
Risk-free rate	2.8%	2.2%	2.8%	2.2%
Dividend yield	—	—	—	—
Expected life in years	1.2	1.2	1.2	1.2
Volatility	48%	46%	48%	46%

Our stock options outstanding that have vested and are expected to vest as of June 30, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Vested	1,731,954	$13.67	5.10	$23,429,824
Expected to Vest	2,006,549	32.16	8.79	2,249,562

Total	3,738,503	$23.60	7.08	$25,679,386

(1)	These amounts represent the difference between the exercise price and $23.84, the closing price of Abraxis stock on June 30, 2006.

The above options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of FAS 123(R). Options with a fair value of $4.1 million and $8.5 million vested during the six months ended June 30 of 2006 and 2005, respectively.

Additional information with respect to our stock option activity is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	3,571,997	$21.38	1,774,537	$11.31

Granted	1,008,900	$30.41
Exercised	(488,377)	$12.81
Forfeited	(354,017)	$32.58

Outstanding at June 30, 2006	3,738,503	$23.60	1,731,954	$13.67

The following table summarizes information about our fixed stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 2.00—$ 5.60	798,568	3.6	$2.89	785,943	$2.93
$ 5.61—$ 11.20	275,107	5.0	$8.74	247,542	$8.61
$11.21—$ 16.81	429,737	6.5	$12.94	290,847	$12.93
$16.82—$ 22.41	21,575	5.8	$20.35	14,336	$20.49
$22.41—$ 28.01	251,118	7.8	$25.26	61,059	$25.22
$28.02—$ 33.61	1,125,849	9.4	$30.37	59,396	$30.53
$33.62—$ 39.21	129,300	7.3	$36.06	61,911	$35.95
$39.22—$ 44.82	159,500	8.3	$41.39	48,120	$41.49
$44.83—$ 50.42	507,586	8.3	$46.43	152,366	$46.32
$50.43—$ 56.02	40,163	8.2	$53.19	10,434	$53.23

	3,738,503	7.1	$23.60	1,731,954	$13.67

(9)	Litigation

In December 2004, one of our former officers and employees and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. We have filed a counterclaim in the arbitration, claiming that the former employee breached his duties and obligations to us and was negligent in the performance of his duties. We are seeking unspecified damages. The arbitration has been set to begin in mid 2007.

In addition, in May 2006 this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the recently completed merger between us and ABI alleging that the defendants breached fiduciary duties to our shareholders by causing us to enter into the merger agreement. The complaint seeks $12 million in damages.

On or about December 7, 2005 several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the recently completed merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement and for not providing full and fair disclosure to our stockholders, regarding the recently completed merger, which it is alleged caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and rescinding the merger.

On July 19, 2006 Élan Pharmaceutical Int’l Ltd. filed a lawsuit against us alleging that we willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Elan-owned patents. Elan seeks unspecified damages and an injunction. Our response to the complaint currently is due August 22, 2006. A trial date has not yet been set.

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, product liability and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, will not have a material adverse effect on our consolidated financial position or results of operations.

(10)	Net Sales by Product Line

Net sales by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Anti-infective	$53,782	$48,815	$106,628	$89,676
Oncology	52,603	33,483	96,589	78,573
Critical care	47,978	42,211	93,252	76,821
Research revenue	3,829	324	4,603	392
Contract manufacturing	2,547	—	4,195	120

	$160,739	$124,833	$305,267	$245,582

(11)	Comprehensive Income (loss)

Elements of comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June,
	2006	2005	2006	2005
	(in thousands)
Foreign currency translation adjustments	$614	$(225)	$661	$(136)
Unrealized (loss) on marketable equity securities	(822)	(247)	(400)	(712)

Other comprehensive gain (loss), net of tax & minority interests	(208)	(472)	261	(848)
Net (loss) income	(90,787)	959	(88,903)	16,905

Comprehensive (loss) income	$(90,995)	$487	$(88,642)	$16,057

Supplemental comprehensive income information, net of tax:
Cumulative foreign currency translation gain adjustments			$661	$464
Cumulative unrealized gain on marketable equity securities			1,229	150

(12)	Merger and Acquisition of Assets

On April 18, 2006, we, Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, completed a merger with American BioScience, Inc., or ABI, our former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to “Abraxis BioScience, Inc”, or Abraxis.

For accounting purposes, the merger between us and ABI is referred to as a downstream merger with ABI viewed as the surviving entity rather than us, although we are the surviving entity for legal purposes. As such, effective as of the merger date, the merger has been accounted for in our consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests has been stepped up to its estimated fair values, and the historical shareholders’ equity of the accounting acquirer, ABI, has been retroactively restated for the equivalent number of shares received in the merger.

At the April 18, 2006 acquisition date, the minority shareholders owned 34.17% of the total outstanding our common shares. Based on a $39.14 price for our common stock, representing the weighted average of our common stock for the period three days prior to and three days subsequent to the merger announcement date, the fair value of the minority interests as of April 18, 2006 totaled approximately $974.8 million. This amount represents the estimated fair market value assigned to the shares owned by minority interests and will be referred to as the purchase price attributed to minority interests. The purchase price attributed to minority interests were allocated to minority interests’ pro-rata share of our tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of our assets and our liabilities has been reflected as goodwill. We expect that the amount allocated to goodwill will not be deductible for tax purposes.

The preliminary allocation of the purchase price to the estimated fair values of the assets and liabilities attributable to our minority interests as of the acquisition date is as follows (in thousands):

Working capital and other assets, net	$132,562
Property, plant and equipment	49,152
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total	$974,790

The estimated step-up of the minority interests to fair value has been assigned to the following categories:

Inventory	$12,480
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total step-up of minority interests	$805,556

The above purchase price allocation is preliminary and is based, in part, on a preliminary third party valuation of certain tangible and intangible assets, including in-process research and development and identifiable intangible assets. The final determination of the purchase price is expected to be completed as soon as practicable.

In-process research and development

Approximately $105.8 million of the purchase price was allocated to in-process research and development and represents the minority interests’ share of the estimated fair value of our in-process research and development assets for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states. The values assigned to in-process research and development projects include unapproved indications for Abraxane® as well as other generic products. All of the $105.8 million of in-process research and development was expensed in the second quarter.

The estimated fair values of these projects were determined based on the use of a discounted cash flow model. The estimated cash flows for each project were probability adjusted to take into account the risks associated with the successful commercialization of the projects. The estimated after-tax cash flows were then discounted using discount rates of approximately 20%.

The major risks and uncertainties associated with the timely and successful completion of the acquired in-process projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of our ability to successfully utilize the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Identifiable intangible assets

Acquired identifiable intangible assets primarily include core technology associated with Abraxane® as well as product rights for approved indications of current marketed products, customer relationships, and trade name.

The amounts assigned to each intangible asset class as of the acquisition date and the related weighted average amortization periods are as follows:

	Value of acquired intangibles	Weighted-average amortization period
	(in thousands)
Core technology	$158,863	7 yrs
Developed product technology	146,002	9 yrs
Customer relationships	124,027	11 yrs
Tradename	26,478	7 yrs

Total	$455,370

Pro forma results of operations

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had taken place at the beginning of each period presented (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net Sales	$160,739	$124,833	$305,267	$245,582
Net income (loss)	18,531	(3,244)	15,635	5,962
Pro forma income (loss) per share:
Basic	0.12	(0.02)	0.10	0.04
Diluted	0.12	(0.02)	0.10	0.04

The pro forma net income and income per share for each period above excludes the acquired in-process research and development charge of $105.8 million or approximately $0.67 per share. In addition, the pro forma results of operations for the three and six months ended June 30, 2006 include a non-recurring tax benefit of $17.9 million related to the removal of ABI’s valuation allowance against certain deferred tax assets. The pro forma information is not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2006 and 2005, or indicative of results that may be achieved in the future.

(13)	Acquisition of Assets

Acquisition of Manufacturing Plant

On April 25, 2006, we entered into a definitive purchase agreement with Pfizer Inc., in which we agreed to purchase Pfizer’s Cruce Dávila manufacturing facility in Barceloneta, Puerto Rico. The purchase includes a 56-acre site which consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologic and metered dosed inhaler capabilities. In addition, the acquisition includes a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant and two support facilities housing quality assurance and laboratories totaling 262,000 square feet. This facility is expected to employ 400 to 500 people when fully operational and will provide a third manufacturing site using our proprietary nanoparticle albumin bound, or nab™, technology to produce chemotherapeutics such as Abraxane®. Under the terms of the agreement, subsequent to closing, we will lease a portion of the manufacturing facility back to Pfizer. We expect to close on the Cruce Davila facility in the third quarter of 2006 and are presently occupying portions of the property under a sublease agreement with Pfizer.

Abraxane® Co-Promotion and Product Acquisition Agreement

On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. Under the Agreement, Abraxis Oncology, one of our divisions, and AstraZeneca will:

•	co-promote Abraxane®, our proprietary taxane oncology product in the United States for a term of five and one-half years beginning July 1, 2006;

•	AstraZeneca paid us a $200 million up-front signing fee in May 2006 which will be recognized as deferred revenue over the term of the agreement;

•	the parties will share in the costs associated with advertising and promoting Abraxane® in the U. S. and the cost of certain clinical trials that are part of the product’s overall clinical development program;

•	we will pay AstraZeneca a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the end of the five and one-half year term; and

•	we will be entitled to receive certain milestone payments from AstraZeneca in the event of FDA approvals for new indications for Abraxane® are obtained within specific timelines.

Also under the terms of this agreement, we granted AstraZeneca a right of first offer to license or co-promote Abraxane®, outside the U.S., other than in certain countries, should we seek to co-license or promote Abraxane® outside of the U.S. and a right of first offer to license or co-promote nab™-docetaxel in the U.S. and other certain countries should we seek to license or co-promote nab™-docetaxel in those countries.

In addition, we also entered into an asset purchase agreement with AstraZeneca UK Limited on April 26, 2006 to acquire AstraZeneca’s U.S. anesthetics and analgesic product portfolio, which includes Diprivan® (propofol), Naropin® (ropivacaine), as well as a variety of local anesthetics including EMLA® (Eutectic Mixture of Lidocaine and Prilocaine), Xylocaine® (lidocaine), Polocaine® (mepivacaine), Nesacaine® (chloroprocaine HCl Injection, USP), Sensorcaine® (bupivacaine), and Astramorph® (morphine sulfate injection, USP). Under the Agreement we paid AstraZeneca approximately $259 million at closing and will pay $75 million upon the first anniversary of closing and these costs are expected to be amortized over ten years. At the closing, AstraZeneca entered into an exclusive supply agreement with us under which AstraZeneca will supply these products to us for an initial term of five years. In addition, AstraZeneca has agreed that we will be its preferred partner for consideration of certain proprietary injectable products when patents on these products expire. Under the terms of the Agreement, AstraZeneca has also granted us a right of first offer to purchase or license AstraZeneca’s anesthetics and analgesics portfolio outside of the U.S. should AstraZeneca decide to divest these assets. This transaction closed on June 28, 2006.

(14)	Goodwill and Other Intangibles

We comply with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. We will conduct our annual review for impairment in the fourth quarter.

Goodwill has a carry value of $401.6 million resulting from the merger between us and ABI. The entire amount of goodwill relates to the APP segment. Substantially all of our intangible assets, other than goodwill, are subject to amortization. Amortization of intangible assets was approximately $20.1 million and $0.6 million for the first six months of 2006 and 2005, respectively. As of June 30, 2006 the weighted average lives of intangibles was 9.3 years, with a net carrying value of $772.9 million.

The following table reflects the components of all other intangible assets, which have finite lives, as of June 30, 2006:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Core technology	$158,863	$6,554
Developed product technology	146,002	1,470
Customer relationships	124,027	2,446
Tradename	26,478	788
Product rights	328,797	—

Total	$784,167	$11,258

Aggregate amortization expense for the three and six months ended June 30, 2006, was $11.3 million. No amortization expense relating to these intangibles was recorded in 2005.

Estimated amortization expense for identifiable intangible assets, other than goodwill, for the current and each of the five succeeding years are as follows:

For the year ending:	(in thousands)
12/31/06	$68,165
12/31/07	$113,816
12/31/08	$113,816
12/31/09	$113,816
12/31/10	$113,816
12/31/11	$113,816

(15)	Segment Information

Operating primarily in North America, we have been organized, managed and reported in two business segments, each with discrete business objectives, management, operating and capital structures. The former operations of the ABI segment is a science-driven organization focused on development-stage biotechnology research, clinical progression and regulatory approval, primarily in products using its proprietary Nanoparticle Albumin Bound, or nab™, technology platform. The former operations of the APP segment has historically operated as a separate publicly traded entity focused on the late-stage development, manufacture and marketing of generic injectable pharmaceutical products and Abraxane®.

Three Months Ended June 30, 2006	Net sales to External Customers	Income (Loss) from Operations	Interest Income	Interest Expense	Provision (Benefit) for Income Taxes	Depreciation and Amortization	Total Assets	Debt	Capital Expenditures
APP Operations	$157,684	$(95,577)	$1,363	$(733)	$(21,814)	$23,949	$1,699,548	$175,500	$21,736
ABI Operations	3,055	(12,254)	127	(1,019)	181	461	18,061	—	118
Eliminations	—	—	—	(38)	2,004	—	—	—	—

Total	$160,739	$(107,831)	$1,490	$(1,790)	$(19,629)	$24,410	$1,717,609	$175,500	$21,854

Three Months Ended June 30, 2005	Net sales to External Customers	Income (Loss) from Operations	Interest Income	Interest Expense	Provision (Benefit) for Income Taxes	Depreciation and Amortization	Total Assets	Debt	Capital Expenditures
APP Operations	$124,509	$27,932	$498	$—	$10,073	$3,728	$448,092	$—	$18,589
ABI Operations	324	(10,776)	73	1,136	(235)	339	79,122	190,000	301
Eliminations	—	535	(293)	(293)	212	(601)	(52,811)	—	—

Total	$124,833	$17,691	$278	$843	$10,050	$3,466	$474,403	$190,000	$18,890

Six Months Ended June 30, 2006	Net sales to External Customers	Income (Loss) from Operations	Interest Income	Interest Expense	Provision (Benefit) for Income Taxes	Depreciation and Amortization	Total Assets	Debt	Capital Expenditures
APP Operations	$301,438	$(54,481)	$2,468	$(733)	$(6,981)	$28,469	$1,699,548	$175,500	$27,439
ABI Operations	3,829	(27,842)	262	(4,674)	(2,210)	1,006	18,061	—	4,069
Eliminations		536	(390)	352	2,209	(536)	—	—	—

Total	$305,267	$(81,787)	$2,340	$(5,055)	$(6,982)	$28,939	$1,717,609	$175,500	$31,508

Six Months Ended June 30, 2005	Net sales to External Customers	Income (Loss) from Operations	Interest Income	Interest Expense	Provision (Benefit) for Income Taxes	Depreciation and Amortization	Total Assets	Debt	Capital Expenditures
APP Operations	$245,190	$64,179	$1,083	$—	$24,075	$7,859	$448,092	$—	$26,861
ABI Operations	392	(975)	123	1,737	(466)	697	79,122	190,000	375
Eliminations	—	(13,929)	(565)	(565)	(5,254)	(1,072)	(52,811)	—

Total	$245,582	$49,275	$641	$1,172	$18,355	$7,484	$474,403	$190,000	$27,236

(16)	Revenue Recognition/Deferred Revenue

Research Revenue Recognition

Research revenue generally consists of amounts earned from the development and research to advance the commercial application of pharmaceutical compounds for third parties. Such research revenue may include upfront license fees, milestone payments and reimbursement of development and other costs, and royalties. Non-refundable upfront license fees under which we have continuing involvement in the form of development, manufacturing or commercialization are recognized as revenue ratably over either: the development period if the development risk is significant or the estimated product useful life if the development risk has been substantially eliminated. Achievement-based milestone payments are recognized as revenue when the milestone objective is attained. Reimbursement of development and other costs are recognized as revenue as the related costs are incurred. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

Product Revenue Recognition

We recognize revenue from the sale of a product and for contract manufacturing when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for these sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material; however, in 2005, we had provided for an increase in Medicaid rebates as a result of the February 2005 launch of Abraxane ®. Accruals for sales provisions are presented in our financial statements as a reduction of net sales and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

Other Deferred Revenue

Other deferred revenue consists of upfront payments earned from the Abraxane® agreement between us and AstraZeneca. Such deferred revenue is recognized as earned ratably over the 5.5 year life of the agreement.

Taiho Agreement and Revenue

On May 27, 2005, ABI licensed the rights to Abraxane® in Japan to Taiho Pharmaceutical Co., LTD, or Taiho, a subsidiary of Otsuka Pharmaceutical Ltd. Under the agreement, ABI and Taiho established a steering committee which will oversee the development of Abraxane ® in Japan for the treatment of breast, lung, gastric, and other solid tumors. The license provides for a non-refundable $20.0 million upfront payment, $38.5 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives; royalties based on net sales under the agreement; and an agreement under which we will supply Taiho with Abraxane ® . Due to our continuing involvement under the licensing agreement, the $20.0 million non-refundable upfront payment has been deferred and the payment is being recognized as research revenue ratably over the estimated life of the product.

During the second quarter of 2006, we recorded revenue of $3.0 million relating to milestone payments received from Taiho, in addition the revenue recognized in 2006 as a result of amortization of the $20.0 million upfront payment was $1.6 million. At June 30, 2006 unearned revenue associated with the Taiho agreement of $17.0 million was recorded as deferred revenue on the balance sheet.

Co-Promotion Agreement

On June 28, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. Under the Agreement, Abraxis Oncology, one of our divisions, and AstraZeneca will:

•	co-promote Abraxane®, our proprietary taxane oncology product in the United States for a term of five and one-half years beginning July 1, 2006;

•	AstraZeneca paid us a $200 million up-front signing fee in May 2006 which will be recognized as deferred revenue over the term of the 5.5 year agreement;

•	the parties will share in the costs associated with advertising and promoting Abraxane® in the U. S. and the cost of certain clinical trials that are part of the product’s overall clinical development program;

•	we will pay AstraZeneca a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the end of the five and one-half year term; and

•	we will be entitled to receive certain milestone payments from AstraZeneca in the event of FDA approvals for new indications for Abraxane® are obtained within specific timelines.

Also under the terms of this agreement, we granted AstraZeneca a right of first offer to license or co-promote Abraxane®, outside the U.S., other than in certain countries, should we seek to co-license or promote Abraxane® outside of the U.S. and a right of first offer to license or co-promote nab™-docetaxel in the U.S. and other certain countries should we seek to license or co-promote nab™-docetaxel in those countries.

In addition, we also entered into an asset purchase agreement with AstraZeneca UK Limited on April 26, 2006 to acquire AstraZeneca’s U.S. anesthetics and analgesic product portfolio, which includes Diprivan® (propofol), Naropin® (ropivacaine), as well as a variety of local anesthetics including EMLA® (Eutectic Mixture of Lidocaine and Prilocaine), Xylocaine® (lidocaine), Polocaine® (mepivacaine), Nesacaine® (chloroprocaine HCl Injection, USP), Sensorcaine® (bupivacaine), and Astramorph® (morphine sulfate injection, USP). Under the Agreement we paid AstraZeneca approximately $259 million at closing and will pay $75 million upon the first anniversary of closing. At the closing, AstraZeneca entered into an exclusive supply agreement with us under which AstraZeneca will supply these products to us for an initial term of five years. In addition, AstraZeneca has agreed that we will be its preferred partner for consideration of certain proprietary injectable products when patents on these products expire. Under the terms of the Agreement, AstraZeneca has also granted us a right of first offer to purchase or license AstraZeneca’s anesthetics and analgesics portfolio outside of the U.S. should AstraZeneca decide to divest these assets. Closing of this acquisition transaction is subject to customary conditions. This transaction closed on June 28, 2006.

At June 30, 2006 we have recorded the $200 million payment received under the Co-Promotion agreement as deferred revenue. The deferred revenue will be recorded as revenue ratably over the 5.5 year agreement beginning in the third quarter of 2006. In addition, with respect to the product purchase we have recorded intangible assets of approximately $329 million which will be amortized over the estimated lives of the products. No income or expense relating to these agreements were recorded in the income statement for the six and three month periods ended June 30, 2006.

(17)	Income Taxes

For financial statement purposes, because ABI and APP had filed separate, stand-alone federal income tax returns and ABI did not expect to realize the benefit of $17.9 million of net operating loss carryforwards, which are now available and were recognized in the 2006 second quarter in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 34% and 52% in the first six months of 2006 and 2005, respectively, and 34% and 91% in the second quarters of 2006 and 2005, respectively.

(18)	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” We do not expect the adoption of SFAS 155 to have a material impact on our consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The impact of adopting SFAS 156 was not material to our consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

(19)	Subsequent Events

On August 1, 2006, our board ratified the purchase of a Gulfstream G550 aircraft for a purchase price of $46.5 million, the closing of which is subject to certain conditions related to the title and condition of the aircraft. Dr. Soon-Shiong entered into the aircraft purchase and sale agreement on June 23, 2006, which agreement was subsequently assigned to the company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the success of the merger between APP and ABI;

•	the market adoption of and demand for existing and new pharmaceutical products, including Abraxane® and the U.S. branded products acquired from AstraZeneca;

•	the amount and timing of costs associated with Abraxane®;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner and to successfully validate, operationalize and integrate our new Puerto Rico manufacturing facility;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate recent and future acquisitions;

•	the availability and price of acceptable raw materials and component from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact of recent legislative changes to the governmental reimbursement system.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in “Item 1A: Risk Factors” of Part II of our Form 10-Q for the period ended March 31, 2006, Item 1A of our Form 10-K for the period ended December 31, 2006 entitled Business: Factors that May Affect Future Results of Operations and other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2006.

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations or MD&A, is designed to provide the reader with summary level information on: our merger, our history, and highlights of our 2006 first six months. Following this overview, the second-quarter 2006 MD&A is organized as follows:

•	a discussion of the April 18, 2006 merger,

•	a discussion of our second-quarter and sixth month period ended June 30, 2006 operating results,

•	a review of factors impacting our liquidity and cash flow, and

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results

The MD&A should be read in conjunction with American Pharmaceutical Partner’s 2005 Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data,” and American Pharmaceutical Partner’s information statement as filed with the SEC on March 10, 2006.

Background

Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, is an integrated global biopharmaceutical company dedicated to meeting the needs of critically ill patients. We develop, manufacture and market one of the broadest portfolios of injectable products and leverage revolutionary technology such as its nab™ platform to discover and deliver breakthrough therapeutics that transform the treatment of cancer and other life-threatening diseases. The first FDA approved product to use this nab platform, ABRAXANE®, was launched in 2005 for the treatment of metastatic breast cancer. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

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

At June 30, 2006, we had the following wholly owned subsidiaries, Pharmaceutical Partners of Canada, Inc., Pharmacetical Partners Switzerland, GmbH, Puerto Rico, LLP, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute our majority owned subsidiary, Resuscitation Technologies, LLC and our investment in Drug Source Company, LLC, which is accounted for using the equity method.

Merger

On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI, our former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to “Abraxis BioScience, Inc”, or Abraxis.

For accounting purposes, the merger between us and ABI is referred to as a downstream merger with ABI viewed as the surviving entity rather than us, although we are the surviving entity for legal purposes. As such, effective as of the merger date, the merger has been accounted for in our consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests has been stepped up to its estimated fair values and the historical shareholders’ equity of the accounting acquirer, ABI, has been retroactively restated for the equivalent number of shares received in the merger.

At the April 18, 2006 acquisition date, the minority shareholders owned 34.17% of the total outstanding our common shares. Based on a $39.14 price for our common stock, representing the weighted average of our common stock for the period three days prior to and three days subsequent to the merger announcement date, the fair value of the minority interests as of April 18, 2006 totaled approximately $974.8 million. This amount represents the estimated fair market value assigned to the shares owned by minority interests and will be referred to as the purchase price attributed to minority interests. The purchase price attributed to minority interests were allocated to minority interests’ pro-rata share of our tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of our assets and our liabilities has been reflected as goodwill. We expect that the amount allocated to goodwill will not be deductible for tax purposes.

The preliminary allocation of the purchase price to the estimated fair values of the assets and liabilities attributable to our minority interests as of the acquisition date is as follows (in thousands):

Working capital and other assets, net	$132,562
Property, plant and equipment	49,152
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total	$974,790

The estimated step-up of the minority interests to fair value has been assigned to the following categories:

Inventory	$12,480
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total step-up of minority interests	$805,556

The above purchase price allocation is preliminary and is based, in part, on a preliminary third party valuation of certain tangible and intangible assets, including in-process research and development and identifiable intangible assets. The final determination of the purchase price is expected to be completed as soon as practicable.

In-process research and development

Approximately $105.8 million of the purchase price was allocated to in-process research and development and represents the minority interests’ share of the estimated fair value of our in-process research and development assets for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states. The values assigned to in-process research and development projects include unapproved indications for Abraxane as well as other generic products. All of the $105.8 million of in-process research and development was expensed in the second quarter.

The estimated fair values of these projects were determined based on the use of a discounted cash flow model. The estimated cash flows for each project were probability adjusted to take into account the risks associated with the successful commercialization of the projects. The estimated after-tax cash flows were then discounted using discount rates of approximately 20%.

The major risks and uncertainties associated with the timely and successful completion of the acquired in-process projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of our ability to successfully utilize the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Identifiable intangible assets

Acquired identifiable intangible assets primarily include core technology associated with Abraxane as well as product rights for approved indications of current marketed products, customer relationships, and trade name.

The amounts assigned to each intangible asset class as of the acquisition date and the related weighted average amortization periods are as follows:

	Value of acquired intangibles	Weighted-average amortization period
	(in thousands)
Core technology	$158,863	7 yrs
Developed product technology	146,002	9 yrs
Customer relationships	124,027	11 yrs
Tradename	26,478	7 yrs

Total	$455,370

Pro forma results of operations

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had taken place at the beginning of each period presented (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net Sales	$160,739	$124,833	$305,267	$245,582
Net Income	18,531	(3,244)	15,635	5,962
Pro forma income per share :
Basic	0.12	(0.02)	0.10	0.04
Diluted	0.12	(0.02)	0.10	0.04

The pro forma net income and income per share for each period above excludes the acquired in-process research and development charge of $105.8 million or approximately $0.67 per share. In addition, the pro forma results of operations for the three and six months ended June 30, 2006 include a non-recurring tax benefit of $17.9 million related to the removal of our valuation allowance against certain deferred tax assets. The pro forma information is not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2006 and 2005, or indicative of results that may be achieved in the future.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and June 30, 2005

The table below sets forth the results of our operations for the periods indicated and forms the basis for the following discussion of our second quarter operating activities:

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Change Favorable (Unfavorable)
	2006	2005	$	%
Hospital-Based Products
Anti-infective	$53,782	$48,815	$4,967	10%
Critical Care	47,978	42,211	5,767	14%
Oncology	16,302	14,099	2,203	16%
Contract manufacturing	2,547	—	2,547

Total Hospital-Based Products	120,609	105,125	15,484	15%
Abraxane	36,301	19,384	16,917	87%
Research revenue	3,829	324	3,505

Net sales	160,739	124,833	35,906	29%
Cost of sales	67,677	56,530	(11,147)	-20%

Gross profit	93,062	68,303	24,759	36%

Percent to sales	57.9%	54.7%
Research and development	21,918	17,468	(4,450)	-25%
Selling, general and administrative	43,619	34,130	(9,489)	-28%
Amortization of merger related intangible assets	11,258	—	(11,258)
Merger-related in-process research and development charge	105,777	—	(105,777)
Merger and transaction expense	18,628	—	(18,628)
Equity income	(307)	(986)	(679)

Total operating expenses	200,893	50,612	(150,281)

Percent to sales	125.0%	40.5%
(Loss) income from operations	(107,831)	17,691	(125,522)
Percent to sales	-67.1%	14.2%
Interest income	1,490	278	1,212
Interest expense	(2,034)	(895)	(1,139)
Minority interests	(2,041)	(6,065)	4,024

(Loss) income before income taxes	(110,416)	11,009	(121,425)
Income tax (benefit) expense	(19,629)	10,050	(29,679)

Net (loss) income	$(90,787)	$959	$(91,746)

Net (loss) income per share:
Basic	$(0.57)	$0.01

Diluted	$(0.57)	$0.01

Weighted - average common shares outstanding:
Basic	158,765	157,658

Diluted	158,765	159,975

Net Sales

Net 2006 second quarter sales increased $35.9 million, or 29%, to $160.7 million as compared to the same 2005 quarter.

Abraxane® net sales for the quarter were $36.3 million as compared to $19.4 million in the 2005 second quarter, the increase due primarily to increased market share.

Net sales of our core hospital-based products, excluding Abraxane®, were $120.6 million, an increase of 15%, versus $105.1 million in the first quarter of 2005 due primarily to newly launched products and stronger demand for products manufactured at our Melrose Park facility. Net sales of anti-infective products increased $5.0 million, or 10%, compared to the prior year second quarter driven by both recently launched antibiotics and strong demand for existing anti-infective products. Second quarter sales of critical care products increased $5.8 million, or 14%, due primarily to favorable market conditions for certain key products. Net sales of oncology products, excluding Abraxane®, increased $2.2 million, or 16%, due to recently launched oncolytics and stronger demand for products manufactured at our Melrose Park facility. The 15% increase in second quarter 2006 core hospital-based net sales over the prior year quarter, excluding Abraxane®, was comprised of an 17% overall increase in price and a 2% unit volume decrease.

Research revenue increased to $3.8 million in the second quarter of 2006 as compared to $0.3 million in the second quarter of 2005 due to achievement of a $3.0 million milestone payment received under the below discussed licensing of Abraxane in Japan to Taiho Pharmaceutical Co., Ltd., or Taiho, and recognition of $0.8 million of revenue related to the initial license payment received under the agreement. Under the Taiho license agreement, we received in the second quarter of 2005 a $20.0 million non-refundable, upfront payment which is being recognized as research revenue ratably over the product’s estimated useful life due to our continuing involvement under the licensing agreement. We may also receive additional future sales-based royalty and achievement based milestone payments from Taiho.

Gross Profit

Gross profit in the 2006 second quarter was $93.1 million, or 57.9% of nets sales, inclusive of a $7.8 million charge related to the one-time write-up of finished goods inventory in the merger as compared to $68.3 million, or 54.7% of net sales in the 2005 second quarter. Excluding the non-cash merger adjustment, second-quarter 2006 gross margin as a percentage of net sales was 62.7% with the increase over the 2005 second quarter due primarily to an increased proportion of higher-margin Abraxane® revenue, high margin research revenue and slightly stronger gross margin in hospital-based product lines.

Research and Development (“R&D”)

Second quarter 2006 R&D expense increased $4.5 million, or 25%, to $21.9 million as compared to the 2005 second quarter due primarily to increased Abraxane clinical trial activity, expense associated with the transfer of products to the new Puerto Rico facility, compensation expense related to the new RSU plan and Abraxane® scale-up toward EU compliant production in the Grand Island facility. The costs were partially offset by the cessation of development spending in our Switzerland facility, which began commercial production in the first quarter of 2006.

Selling, General and Administrative (“SG&A”)

As compared to the 2005 second quarter, SG&A expense increased $9.5 million, or 28%, due primarily to increased Abraxane® selling and marketing spend, increased professional fees, and stock compensation expense relating to options issued to ABI employees subsequent to the merger.

Merger and Product Acquisition Costs

The second quarter of 2006 included $135.7 million of merger related expenses, including a one-time non-cash charge of $105.8 million related to the valuation of acquired in process research and development, $11.3 million in amortization of merger-related intangible assets, $9.0 million in stock-compensation expense related to shares issued to ABI employees in the merger and approximately $6.0 million in direct merger and transaction related costs and professional fees.

Other Income

Drug Source Company, LLC, is 50% owned by one of our wholly owned subsidiaries, and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our second quarter equity income in Drug Source Company was $0.3 versus $1.0 million in the respective 2006 and 2005 first quarters. Research and development expense includes raw material purchases from Drug Source Company of $0.2 million and $1.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $3.3 million at June 30, 2006 and $3.8 million at December 31, 2005.

Other Non-Operating Items

Interest income consists primarily of interest earned on invested cash. Interest income increased to $1.5 million in the second quarter of 2006 from $0.3 million for the second quarter of 2005 as a result of higher average cash and short-term investment balances and higher interest rates.

Interest expense and other consists primarily of interest expense, the impact of foreign currency charges on intercompany trading accounts and other financing costs. The increase in interest expense was primarily the result of higher average debt levels between the second quarter of 2006 and the second quarter of 2005.

Minority interests decreased to $2.0 million for the second quarter of 2006 from $6.1 million in the second quarter of 2005 the decrease resulting primarily from the closing of the merger. Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of the merger. Subsequent to the merger no minority interests charges will be recorded.

Provision for Income Taxes

For financial statement purposes, because ABI and APP had filed separate, stand-alone federal income tax returns and ABI did not expect to realize the benefit of $17.9 million of net operating loss carryforwards, which are now available and were recognized in the 2006 second quarter in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 34% and 91% in the second quarters of 2006 and 2005, respectively.

Six Months Ended June 30, 2006 and June 30, 2005

The table below sets forth the results of our operations for the periods indicated and forms the basis for the following discussion of our first half operating activities:

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Six months ended June 30,		Change Favorable (Unfavorable)
	2006	2005	$	%
Hospital-Based Products
Anti-infective	$106,628	$89,676	$16,952	19%
Critical Care	93,252	76,821	16,431	21%
Oncology	30,146	24,349	5,797	24%
Contract manufacturing	4,195	120	4,075

Total Hospital-Based Products	234,221	190,966	43,255	23%
Abraxane	66,443	54,224	12,219	23%
Research revenue	4,603	392	4,211

Net sales	305,267	245,582	59,685	24%
Cost of sales	125,757	102,807	(22,950)	-22%

Gross profit	179,510	142,775	36,735	26%

Percent to sales	58.8%	58.1%
Research and development	41,526	26,976	(14,550)	-54%
Selling, general and administrative	79,252	68,049	(11,203)	-16%
Amortization of merger related intangible assets	11,258	—	(11,258)
Merger-related in-process research and development charge	105,777	—	(105,777)
Merger and transaction expense	24,267	—	(24,267)
Equity income	(783)	(1,525)	(742)

Total operating expenses	261,297	93,500	(167,797)

Percent to sales	85.6%	38.1%
(Loss) income from operations	(81,787)	49,275	(131,062)
Percent to sales	-26.8%	20.1%
Interest income	2,340	641	1,699
Interest expense	(5,055)	(1,209)	(3,846)
Minority interests	(11,383)	(13,447)	2,064

(Loss) income before income taxes	(95,885)	35,260	(131,145)
Income tax (benefit) expense	(6,982)	18,355	(25,337)

Net (loss) income	$(88,903)	$16,905	$(105,808)

Net (loss) income per share:
Basic	$(0.56)	$0.11

Diluted	$(0.56)	$0.11

Weighted - average common shares outstanding:
Basic	158,643	157,241

Diluted	158,643	159,883

Net Sales

Net 2006 first half sales increased $59.7 million, or 24%, to $305.3 million as compared to the same 2005 period.

Abraxane® net sales for the first half of 2006 were $66.4 million as compared to $54.2 million in the prior year period the increase due to increased market penetration as the product matures and inclusion of a full six months’ sales in 2006 as compared to 2005 in which Abraxane launched in February.

Net sales of our hospital-based products, excluding Abraxane®, were $234.2 million, an increase of 23%, versus $191.0 million in 2005, the increase due to favorable market conditions, newly launched products and stronger demand for products manufactured at our Melrose Park facility. Net sales of anti-infective products increased $17.0 million, or 19%, in the first six months of 2006 as compared to the prior year period driven by recently launched antibiotics and strong demand for previously existing products. Net 2006 first- half sales of critical care products increased $16.4 million, or 21%, as a result of continued strong demand and favorable market conditions for certain products. Net sales of oncology products, excluding Abraxane®, increased $5.8 million, or 24%, due to recently launched products and stronger demand for products manufactured at our Melrose Park facility. The 23% increase in first half hospital-based net sales over the prior year, excluding Abraxane®, was comprised of an 3% unit volume increase and a 10% overall increase in price.

Research revenue increased to $4.6 million in the first half of 2006 as compared to $0.4 million in the prior year period due to achievement of a $3.0 million milestone payment received and recognition of $1.2 million in deferred revenue, both resulting from the 2005 licensing of Abraxane right in Japan to Taiho.

Gross Profit

Gross profit in the 2006 first half was $179.5 million, or 58.8% of net sales, inclusive of a $7.8 million charge related to the one-time write-up of finished goods inventory in the merger as compared to $142.8 million, or 58.1% of net sales in the 2005 first half. Excluding the non-cash merger adjustment, first-half 2006 gross margin as a percentage of net sales was 61.4% with the increase over the 2005 first half due primarily to an increased proportion of higher-margin Abraxane® revenue, high margin research revenue and stronger gross margin in hospital-based product lines resulting in part from the launch of new, higher margin products in late 2005 and the first quarter of 2006.

Research and Development

First half 2006 R&D expense increased $14.6 million, or 54%, as compared to the 2005 first half due primarily to increased Abraxane clinical trial activity, expense associated with the transfer of products to the new Puerto Rico facility, stock compensation expense related to the new RSU plan and Abraxane® scale-up toward EU compliant production in the Grand Island facility. The costs were partially offset by lower development spending in our Switzerland facility, which began production in the first quarter of 2006.

Selling, General and Administrative

As compared to the 2005 first half, SG&A expense increased $11.2 million, or 16%, due primarily to increased Abraxane® selling and marketing spend, increased professional fees, and stock compensation expense relating to options issued to ABI employees subsequent to the merger.

Merger and Product Acquisition Costs

The second quarter of 2006 included $135.7 million of merger related expenses, including a one-time non-cash charge of $105.8 million related to the valuation of acquired in process research and development, $11.3 million in amortization of merger-related intangible assets, $9.0 million in stock-compensation expense related to shares issued to ABI employees in the merger and approximately $9.2 million in direct merger and transaction related costs and professional fees.

Other Income

Drug Source Company, LLC, is 50% owned by one of our wholly owned subsidiaries, and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our first half equity income in Drug Source Company was $0.8 versus $1.5 million in the respective 2006 and 2005 first half. Research and development expense includes raw material purchases from Drug Source Company of $0.2 million and $1.6 million for the six-month periods ended June 30, 2006 and

2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $3.3 million at June 30, 2006 and $3.8 million at December 31, 2005.

Other Non-Operating Items

Interest income consists primarily of interest earned on invested cash. Interest income increased to $2.3 million in the first half of 2006 from $0.6 million for the first half of 2005 as a result of higher average cash and short-term investment balances and higher interest rates.

Interest expense and other consists primarily of interest expense, the impact of foreign currency charges on intercompany trading accounts and other financing costs. The increase in interest expense was primarily a result of higher average debt levels between the first half of 2006 and the first half of 2005.

Minority interests decreased to $11.4 million in the first half of 2006 from $13.4 million in the same period last year, the decrease resulting primarily from the closing of the merger. Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of the merger. Subsequent to the merger no minority interests charges will be recorded.

Provision for Income Taxes

For financial statement purposes, because ABI and APP had filed separate, stand-alone federal income tax returns and ABI did not expect to realize the benefit of $17.9 million of net operating loss carryforwards, which are now available and were recognized in the 2006 second quarter in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 34% and 52% in the first six months of 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	June 30, 2006	December 31, 2005
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$54,282	$83,273

Working capital	$137,341	$248,284

Total assets	$1,717,609	$524,229

Total stockholders’ equity	$985,221	$68,140

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$271,103	$527

Purchase of property, plant and equipment	$(31,508)	$(27,236)

Purchase of product license rights and other	$(331,582)	$(2,940)

Sale of short-term investments	$54,224	$48,420

Financing activities	$62,335	$18,216

Capital Requirements

Abraxis BioScience’s future capital requirements depend on numerous factors including:

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane®, the newly acquired AstraZeneca products and our core injectable products;

•	R&D, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the cost to upgrade and expand our product development and research capabilities;

•	the requirements of any potential future acquisitions, asset purchases or equity investments, including the acquisition of our own stock; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We presently anticipate that our 2006 capital expenditure requirements will approximate $60 million, excluding the acquisition of the $46.5 million aircraft and the $34 million Puerto Rico facility from Pfizer.

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

Sources of Financing

We believe that our current cash and short-term investments, cash generated from operations, funds available under our revolving line of credit and the potential ability to issue debt or equity securities will be sufficient to finance our operations, product development and capital expenditures for at least the next 12 months. In the event we engage in future acquisitions we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities or otherwise.

Sources and Uses of Cash

Operating Activities

In the first six months of 2006, net cash provided by operating activities was $271.1 million as compared to the $0.5 million of cash used in operations in the first six months of 2005. The increase in cash provided by operations for the first six months of 2006 was due primarily to $200.0 million received with respect to the Abraxane® co-promotion agreement with AstraZeneca, net $27.9 million in cash proceeds from accounts receivable and strong operating results exclusive of the impact of the merger purchase accounting.

Investing Activities

Our investing activities have consisted principally of capital expenditures necessary to expand and maintain our manufacturing and research capabilities and infrastructure and, to a lesser extent, outlays necessary to acquire various product or intellectual property rights.

During the second quarter of 2006 investing activities included a use of cash of $329 million relating to the purchase of products from AstraZeneca. Also included in investing activities in the first six months of 2006 and 2005 were proceeds of $54.2 million and $48.2 million, respectively, related to our net sales of short-term, highly liquid, available for sale, municipal variable rate demand notes. These investments are recorded at cost, and may generally be redeemed upon seven days notice.

Net cash used for the acquisition of property, plant and equipment totaled $31.5 million and $27.2 million in the first six months of 2006 and 2005, respectively, and in both periods was due primarily to investment in our core manufacturing and development capabilities.

Financing Activities

Financing activities generally include proceeds from borrowing under our credit facility, cash flows from the proceeds from the exercise of employee stock options and the issuance or repurchase of our stock. Net cash provided by financing activities totaled $62.3 million in the first six months of 2006 as compared to $18.2 million in the same period last year due primarily to the $69.6 million note payable issued in June 2006 for the AstraZeneca product purchase.

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

Revenue Recognition

Research Revenue Recognition

Research revenue generally consists of amounts earned from the development and research to advance the commercial application of pharmaceutical compounds for third parties. Such research revenue may include upfront license fees, milestone payments and reimbursement of development and other costs, and royalties. Non-refundable upfront license fees under which we have continuing involvement in the form of development, manufacturing or commercialization are recognized as revenue ratably over either: the development period if the development risk is significant, or the estimated product useful life if development risk has been substantially eliminated. Achievement based milestone payments are recognized as revenue when the milestone objective is attained. Reimbursement of development and other costs are recognized as revenue as the related costs are incurred. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

Product Revenue Recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for these sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material but have increased following the February 2005 launch of Abraxane®. Accruals for sales provisions are presented in our financial statements as a reduction of net revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

We have extensive, internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related reserve requirements. As further described below, due to the nature of our injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data and updated for any applicable changes in available information provides a reliable basis for such estimates.

Sales to our three major wholesale customers comprised 68% of our 2006 net sales. We periodically review the wholesale supply levels of our more significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms and periodic visits to wholesalers’ warehouses. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our generic products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our generic distribution channels has not had a significant impact on our historic sales comparisons or sales provisions.

Other Deferred Revenue

Other deferred revenue consists of upfront payments earned from the Abraxane® agreement between us and AstraZeneca. Such deferred revenue is recognized as earned ratably over the 5.5 year life of the agreement.

Our sales provisions totaled $287.1 million and $306.0 million in the first six months of 2006 and 2005, respectively, and related reserves totaled $79.4 million and $84.7 million at June 30, 2006 and December 31, 2005, respectively.

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

Our net chargeback reserve totaled $46.5 million and $47.8 million at June 30, 2006 and December 31, 2005, respectively. The methodology used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material. A one percent decrease in our estimated end-user contract-selling prices would reduce first half 2006 net sales by $0.4 million and a one percent increase in wholesale units pending chargeback at June 30, 2006 would decrease 2006 net sales by $0.5 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $10.9 million at June 30, 2006, comparable to the $12.2 million balance at December 31, 2005. A one-percent increase in the estimated rate of contractual allowances to sales at June 30, 2006 would increase the provision for contractual allowances by $ 1.7 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of net sales and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $11.8 million and $16.2 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased net sales for the first six months of 2006 by $1.3 million.

We generally offer our customers a standard cash discount on our core hospital-based products for prompt payments and, from time-to-time, may offer a greater discount and extended terms in support of product launches or other promotional programs. A provision for cash discounts is established at the time of sale based on the terms of sale.

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

At June 30, 2006, inventory included $3.3 million in cost relating to generic products pending FDA approval on that date. At June 30, 2006 inventory included 17 items that were awaiting approval and individually no specific items were greater than 1% of total inventory. In the event that the FDA approval is unduly delayed or denied we may have to provide for and expense all, or a portion of, such inventory. At December 31, 2005, inventory included $9.5 million in cost relating to generic products pending FDA approval on that date. Included in the amount pending approval at December 31, 2005 was $7.4 million of Ceftriaxone, which was approved by the FDA in February 2006.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost. We reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the financial statements as an element of cost of sales with inventories presented net of related reserves.

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

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation was recorded as an expense in the current year, in addition, our prior year results have been restated as if we had used the fair value method during previous periods. We use the straight-line attribution method to recognize share-based compensation expenses over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four year period.

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, uses the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan. Pre-tax stock-based employee compensation costs for the six-month periods ended June 30, 2006 and 2005 were $17.2 million and $6.7 million, respectively. Also in connection with the retrospective application, our December 31, 2005 balance sheet reflects an increase in the deferred tax benefit of $2.1 million, an increase in minority interests of $0.6 million, an increase in additional paid-in capital of $9.3 million and a decrease in retained earnings of $8.8 million.

Refer to Note 7, Stock Compensation Plans, in the footnotes to the condensed consolidated financial statements for a detail of financial statement changes caused by the retrospective application.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2004, one of our former officers and employees and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. We have filed a counterclaim in the arbitration, claiming that the former employee breached his duties and obligations to us and was negligent in the performance of his duties. We are seeking unspecified damages. The arbitration has been set to begin in mid 2007.

In addition, in May 2006 this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the recently completed merger between us and ABI alleging that the defendants breached fiduciary duties to our shareholders by causing us to enter into the merger agreement. The complaint seeks $12 million in damages.

On or about December 7, 2005 several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the recently completed merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to its stockholders by causing us to enter into the merger agreement and for not providing full and fair disclosure to its stockholders, regarding the recently completed merger, which it is alleged caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and rescinding the merger.

On July 19, 2006 Élan Pharmaceutical Int’l Ltd. filed a lawsuit against us alleging that we willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Elan-owned patents. Elan seeks unspecified damages and an injunction. Our response to the complaint currently is due August 22, 2006. A trial date has not yet been set. We are confident in the integrity of our patents and believe that Abraxane® does not infringe on the patent rights of Elan.

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, product liability and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

The recently completed merger is expected to result in benefits, but we may not realize those benefits due to challenges associated with integrating the merged companies or other factors.

The success of the merger will depend in part on the success of our management in integrating APP’s operations, technologies and personnel with those of ABI. Our inability to meet the challenges involved in integrating successfully these operations or otherwise to realize any of the anticipated benefits of the merger could seriously harm our results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

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

We may not be able to successfully integrate our operations in a timely manner, or at all, and we may not realize the anticipated benefits of the merger, including synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the merger are based on assumptions and current expectations, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that our relationships with existing or potential customers, suppliers or strategic partners is adversely affected as a consequence of the merger, or by practical or legal constraints on its ability to combine operations. Furthermore, financial projections based on these assumptions relating to integration may not be correct if the underlying assumptions prove to be incorrect.

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

We have made and will continue to make a significant investment in Abraxane®, including costs associated with conducting clinical trials and obtaining necessary regulatory approvals for the use of Abraxane® in other indications and settings, expansion of our marketing, sales and manufacturing staff, the acquisition of paclitaxel raw material, and the manufacture of finished product. The success of Abraxane® in the Phase III trial for metastatic breast cancer and other clinical trials may not be representative of the future clinical trial results for Abraxane® with respect to other clinical indications. The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials, including those ongoing at present. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	slower than anticipated patient enrollment

•	difficulty in finding and retaining patients fitting the trial profile

•	adverse events occurring during the clinical trials

Although approved by the U.S. Food and Drug Association, or the FDA, for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. In the first half of 2006 our net sales of Abraxane® was $66.4 million, which represented approximately 21.8% of our total net sales. We anticipate that sales of Abraxane® will remain a significant portion of our net sales over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®. Our inability to successfully manufacture, market and commercialize Abraxane® could cause us to lose some of the investment we have made and will continue to make to commercialize this product.

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

On April 18, 2006, we entered into a credit agreement with a syndicate of banks for a $450 million three-year unsecured revolving credit facility, with a sublimit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Among other things, the credit agreement restricts the payment of dividends by us, and restricts our ability to incur indebtedness and make future loans to third parties, other than under circumstances set forth in the credit agreement. In addition, our ability to borrow under this credit facility is subject to our ongoing compliance with certain financial and other covenants, such as minimum net worth, maximum funded debt to EBITDA ratio and maximum EBITDA to interest expense ratio. We cannot assure that these operational and financial covenants will not hinder our ability to finance future operations or capital needs or to pursue available business opportunities, including the purchase of additional facilities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under this credit facility. If a default occurs, the relevant lenders could elect to declare the outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable. Further, we may require additional capital in the future to expand business operations, acquire businesses or facilities, or replenish cash expended sooner than anticipated and such additional capital may not otherwise be available on satisfactory terms.

Entities affiliated with our Chief Executive Officer own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of August 7, 2006, entities affiliated with our chief executive officer owned approximately 84.0% of our common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. Although these entities have executed a corporate governance and voting agreement in connection with the merger, that agreement will terminate by its terms no later than the 2007 annual stockholders’ meeting. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams, Each of the members of the executive management team is employed “at will”. Only Carlo Montagner, president of Abraxis Oncology, a division of our company, and Lisa Gopalakrishnan (“Gopala”), our newly appointed chief financial officer, have employment agreements with us. The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm our operations.

To be successful, we must attract, retain and motivate executives and other key employees. Our employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate employees and keep them focused on our strategies and goals, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating APP and ABI.

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

A change in accounting standards or practices can have a significant effect on our reported results and may even affect its reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way it conducts business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS 123(R). FAS 123(R) requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. We have adopted FAS 123(R) in the first quarter of 2006 using the modified retrospective approach. Under this approach, the fair value of stock-based employee compensation was recorded as an expense in the current year, in addition, our prior year results have been restated as if we had used the fair value method during previous periods. The adoption of FAS 123(R) is expected to have a material adverse effect on our results of operations for 2006 and subsequent periods. However, we do not believe the application of FAS 123(R) will have a direct impact on our overall financial position or liquidity.

Our earnings per share could decline as a result of the merger, which may adversely affect the market price of our common stock

The merger is expected to be dilutive to our near-term earnings per share over the next several years due to the number of our shares of common stock that were issued, the limited amount of revenue acquired, incremental expenses, ABI’s restricted stock unit plan, the amortization of the purchase price step-up and other acquisition-related changes.

Future sales of substantial amounts of our common stock may adversely affect our market price.

In connection with the merger, we have issued a significant number of additional shares of our common stock to a small number of former shareholders. Although such shares are not immediately freely tradable, we have granted registration rights to the former shareholders to permit the resale of the shares of our common stock that they have received in the merger. Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock.

Our stock price has been volatile in response to market and other factors.

The market price for our common stock has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the merger may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of technological innovations or new products or services by us or our competitors;

•	reductions in the market share of our products;

•	the inability to increase the market share of Abraxane® at a sufficient rate;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

ITEM 6.	EXHIBITS

Description

2.1(12)	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. and, with respect to specified matters, Patrick Soon-Shiong and certain other ABI shareholders

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Bylaws of the Registrant

3.3(13)	Certificate of Merger of American BioScience, Inc. into American Pharmaceutical Partners, Inc., dated April 18, 2006

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2(13)	Specimen Stock Certificate of the Registrant

4.3(3)	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock

4.4(13)	Registration Rights Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein

4.5(13)	Corporate Governance and Voting Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein

10.1(4)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2(3)	1997 Stock Option Plan

10.3(11)	2001 Stock Incentive Plan, including forms of agreements thereunder

10.4(3)	2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.5(3)	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

10.6(4)	Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and American BioScience

10.7(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.8(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.9(7)	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East in Schaumburg, Illinois, known as Schaumburg Corporate Center

10.10(5)	Agreement dated as of March 11, 2004, between the Registrant and American BioScience

10.11(6)	Credit Agreement dated September 2, 2004 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.12(7)	Description of the 2005 Corporate Bonus Plan

10.13(7)	2005 Base Salaries for Named Executive Officers

10.14(8)	Description of Non-Employee Director Cash Compensation Program

10.15(8)	Amended and Restated 2001 Non-Employee Director Option Program

10.16(9)	Total Commitment Increase Agreement and First Amendment to Credit Agreement, dated August 2, 2005

10.17(10)	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder

10.18(10)	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder

10.19(13)	Escrow Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and Fifth Third Bank

10.10(13)	Credit Agreement dated April 18, 2006 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.11(13)	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer Inc.

10.12**	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner.

10.13**	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited

10.14**	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited

10.15**	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited.

10.16**	Agreement, dated April 18, 2006, between Registrant and RSU LLC.

10.17**	Manufacturing and Supply agreement, dated June 28, 2006 between the Registrant and AstraZeneca LP.

10.18**	Manufacturing and Supply agreement, dated June 28, 2006 between the Registrant and AstraZeneca Pharmaceuticals LP.

10.19(14)	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

Description

(1)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(6)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

(7)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005.

(8)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005.

(9)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005.

(10)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006.

(11)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005.

(12)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005.

(13)	Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(14)	Incorporated by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
**	To be filed with amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ PATRICK SOON-SHIONG
Patrick Soon-Shiong
Chief Executive Officer (Principal Executive Officer)

By:	/s/ RONALD E. PAULI
Ronald E. Pauli
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2006