Form 10-Q/A
period 2006-06-30
Abraxis BioScience, Inc.
filed 2006-08-10
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large Accelerated filer  ☑            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 6, 2006, the registrant had 165,625,724 shares of $0.001 par value common stock outstanding.

ITEM 6.	EXHIBITS

Description

2.1(12)	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. and, with respect to specified matters, Patrick Soon-Shiong and certain other ABI shareholders

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Bylaws of the Registrant

3.3(13)	Certificate of Merger of American BioScience, Inc. into American Pharmaceutical Partners, Inc., dated April 18, 2006

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2(13)	Specimen Stock Certificate of the Registrant

4.3(3)	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock

4.4(13)	Registration Rights Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein

4.5(13)	Corporate Governance and Voting Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein

10.1(4)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2(3)	1997 Stock Option Plan

10.3(11)	2001 Stock Incentive Plan, including forms of agreements thereunder

10.4(3)	2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.5(3)	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

10.6(4)	Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and American BioScience

10.7(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.8(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.9(7)	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East in Schaumburg, Illinois, known as Schaumburg Corporate Center

10.10(5)	Agreement dated as of March 11, 2004, between the Registrant and American BioScience

10.11(6)	Credit Agreement dated September 2, 2004 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.12(7)	Description of the 2005 Corporate Bonus Plan

10.13(7)	2005 Base Salaries for Named Executive Officers

10.14(8)	Description of Non-Employee Director Cash Compensation Program

10.15(8)	Amended and Restated 2001 Non-Employee Director Option Program

10.16(9)	Total Commitment Increase Agreement and First Amendment to Credit Agreement, dated August 2, 2005

10.17(10)	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder

10.18(10)	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder

10.19(13)	Escrow Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and Fifth Third Bank

10.10(13)	Credit Agreement dated April 18, 2006 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.11(13)	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer Inc.

10.12	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner.

10.13*	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited

10.14*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited

10.15*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited.

10.16	Agreement, dated April 18, 2006, between Registrant and RSU LLC.

10.17*	Manufacturing and Supply Agreement, dated June 28, 2006 between the Registrant and AstraZenecca LP.

10.18*	Manufacturing and Supply Agreement, dated June 28, 2006 between the Registrant and AstraZenecca Pharmaceuticals LP.

10.19(14)	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan

31.1(15)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2(15)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1(15)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2(15)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

Description

(1)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(6)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

(7)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005.

(8)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005.

(9)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005.

(10)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006.

(11)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005.

(12)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005.

(13)	Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(14)	Incorporated by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006.

(15)	Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ PATRICK SOON-SHIONG
Patrick Soon-Shiong
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lisa Gopalakrishnan
Lisa Gopalakrishnan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 10, 2006

5