Form 10-K/A
period 2005-12-31
Abraxis BioScience, Inc.
filed 2006-09-19
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-33407

Abraxis BioScience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of Incorporation)	(I.R.S. Employer Identification No.)

1/777 San Vicente Blvd. #550 Los Angeles, CA 90049	(310) 826-8505
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

As of March 6, 2006, the Registrant had 72,694,985 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are amending our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed on March 10, 2006 (the “Original Form 10-K”) to revise our disclosure in Item 9A to confirm that our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by the report and concluded that our disclosure controls and procedures were effective as of such period as required by Exchange Act Rules 13a-15(e) and 15d-15(e).

Although this Form 10-K/A contains the Original Form 10-K in its entirety, it amends and restates only Item 9A and updates Exhibits 31.1 and 31.2 as referred to in Item 15 of the Original Form 10-K. This Form 10-K/A also reflects the change of our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc. which occurred on April 18, 2006. Certain corrections have also been made to the list of exhibits in Item 15. No other information in the Original Form 10-K is amended hereby.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of March 10, 2006, and we have not updated or modified the disclosures herein for events that occurred at a later date (including the completion of our merger with American BioScience and the exhibits to the Original Form 10-K, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below. Events occurring after the date of the filing of the Original Form 10-K have been addressed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006 and/or in our Current Reports on Form 8-K that we have filed with the SEC subsequent to March 10, 2006. Accordingly, this amended Annual Report on Form 10-K/A should be read in conjunction with our Quarterly Reports and Current Reports that we have filed with the SEC subsequent to March 10, 2006, including any amendments thereto. In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-K/A includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Abraxis BioScience, Inc.

FORM 10-K

For the Year Ended December 31, 2005

PART I

Item 1. BUSINESS

Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K/A, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the success, completion and timing of our pending merger with American BioScience, or ABI;

•	the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane®;

•	the amount and timing of costs associated with Abraxane®;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate potential future acquisitions;

•	the availability and price of acceptable raw materials and component from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors; and

•	the impact of recent legislative changes to the governmental reimbursement system.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

You should read this discussion together with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K/A.

Statements contained in this Annual Report on Form 10-K/A, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the success, completion and timing of our pending merger with American BioScience, or ABI;

•	the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane®;

•	the amount and timing of costs associated with Abraxane®;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	our ability, and that of our suppliers, to comply with laws, regulations, and standards, and the application and interpretation of those laws, regulations, and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the ability to successfully integrate potential future acquisitions;

•	the availability and price of acceptable raw materials and component from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors; and

•	the impact of recent legislative changes to the governmental reimbursement system.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule are included in Part IV, Item 15 (a) (1) and (2) of this Annual Report on Form 10-K/A.

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

American Pharmaceuticals, Inc.

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

On November 27, 2005, we entered into an agreement and plan of merger with ABI under which ABI will merge with and into our company, with our company continuing as the surviving corporation. In the merger, holders of shares of ABI common stock will receive 86,096,523 shares of our common stock, plus the number of shares of our common stock held by ABI at the effective time of the merger (which was 47,984,160 shares as of December 31, 2005), less the number of shares of our common stock issuable after the effective time of the merger with respect to restricted stock units issued under the ABI restricted unit plan contemplated to be adopted by ABI under the merger agreement (with this number of shares of our common stock to be issued as part of the merger consideration, but to be issued to holders of ABI restricted stock units in cancellation of such units). The 47,984,160 shares of our common stock held by ABI prior to the merger and acquired by our company in connection with the merger will be cancelled without payment of any additional merger consideration. Upon completion of the merger, the former holders of ABI common stock, together with the holders of ABI restricted stock units, will be issued shares of our common stock representing approximately 83.5% of our common stock outstanding on a fully-diluted basis immediately after the merger. This percentage reflects only the shares to be issued in the merger but does not include any shares of our common stock held by individual ABI shareholders prior to the merger. In connection with the merger, our certificate of incorporation will be amended to (a) increase the authorized number of shares of our common stock to 350,000,000 and (b) change our name to “Abraxis BioScience, Inc.”

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the assets, liabilities, and results of our operations, our wholly owned subsidiary Pharmaceutical Partners of Canada, Inc. and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation. We operate in one business segment.

One of our wholly owned subsidiaries holds a 50% interest in Drug Source Company. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying consolidated statements of income. Research and development expense included purchases from Drug Source Company of $2.7 million, $0.4 million and $1.8 million in 2005, 2004 and 2003, respectively. Ending inventory included purchases from Drug Source Company of $3.8 million and $2.9 million at December 31, 2005 and 2004, respectively.

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

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(3) Exhibits

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(1)	Bylaws of the Registrant

4.1		Reference is made to Exhibits 3.1 and 3.2

4.2	(2)	Specimen Stock Certificate of the Registrant

4.3	(3)	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock

10.1	(4)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2	(3)	1997 Stock Option Plan

10.3	(11)	2001 Stock Incentive Plan, including forms of agreements thereunder

10.4	(3)	2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.5	(3)	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

Exhibit Number		Description

10.6	(4)	Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and American BioScience

10.7	(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.8	(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience*

10.9	(5)	Compensation Protection Agreement, dated as of August 19, 2002, between the Registrant and Nicole S. Williams

10.10	(6)	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East in Schaumburg, Illinois, known as Schaumburg Corporate Center

10.11	(6)	Agreement dated as of March 11, 2004, between the Registrant and American BioScience

10.12	(7)	Credit Agreement dated September 2, 2004 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.13	(9)	Employment Agreement dated November 15, 2004 between the Registrant and Alan Heller

10.14	(8)	Description of the 2005 Corporate Bonus Plan

10.15	(8)	2005 Base Salaries for Named Executive Officers

10.16	(10)	Description of Non-Employee Director Cash Compensation Program

10.17	(10)	Amended and Restated 2001 Non-Employee Director Option Program

10.18	(11)	Total Commitment Increase Agreement and First Amendment to Credit Agreement, dated August 2, 2005

10.19	(12)	Agreement and Plan of Merger dated November 27, 2005 between Registrant and American BioScience

14.1	(5)	Code of Business Conduct of the Registrant dated February 2004

21.1	(13)	List of Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

(1)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(5)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(6)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(7)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

(8)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005.

(9)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(10)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005.

(11)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005.

(12)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005.

(13)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 19th day of September 2006.

ABRAXIS BIOSCIENCE, INC.

By:	/S/ PATRICK SOON SHIONG, M.D.
Patrick Soon Shiong, M.D. Executive Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK SOON SHIONG, M.D. Patrick Soon Shiong, M.D.	Executive Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 19, 2006

/S/ LISA GOPALAKRISHNAN Lisa Gopalakrishnan	Executive Vice President and and Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2006

/S/ KIRK K. CALHOUN Kirk K. Calhoun	Director	September 17, 2006

/S/ DAVID S. CHEN, PH.D David S. Chen, Ph.D.	Director	September 17, 2006

/S/ STEPHEN D. NIMER, M.D. Stephen D. Nimer, M.D.	Director	September 16, 2006

/S/ LEONARD SHAPIRO Leonard Shapiro	Director	September 17, 2006

Richard Sykes	Director

/S/ MICHAEL D. BLASYK Michael D. Blasyk	Director	September 15, 2006

/S/ MICHAEL S. SITRICK Michael S. Sitrick	Director	September 15, 2006

FINANCIAL SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

A	B	C	D	E
Year Ended December 31,	Balance at Beginning of Period	(1) Additions	(2) Deductions	Balance at End of Period
(in thousands)
Allowance for doubtful accounts:
2005	$632	$ 4	$ 9	$627
2004	$510	$ 122	$—	$632
2003	$801	$(291)	$—	$510