Form 10-Q
period 2006-09-30
Abraxis BioScience, Inc.
filed 2006-11-09
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-33407

Abraxis BioScience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of Incorporation)	(I.R.S. Employer Identification No.)

11755 Wilshire Boulevard, Suite 2000 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(310) 883-1300

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

As of November 3, 2006, the registrant had 165,741,552 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$30,714	$28,818
Short-term investments	149	54,455
Accounts receivable, net of allowances for doubtful accounts	38,000	61,868
Inventories	207,401	175,282
Prepaid expenses and other current assets	29,293	13,553
Deferred income taxes	46,671	16,936

Total current assets	352,228	350,912
Property, plant and equipment, net	225,757	152,630
Investment in Drug Source Company, LLC	4,955	2,728
Intangible assets, net of accumulated amortization	755,935	—
Goodwill	401,600	—
Deferred income taxes, non-current	—	5,993
Non-current receivables from related parties	435	649
Other non-current assets, net of accumulated amortization	11,876	11,317

Total assets	$1,752,786	$524,229

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,135	$35,593
Accrued liabilities	57,202	46,356
Deferred revenue	39,225	18,404
Minimum royalties payable	1,007	1,020
Amounts due to officer/stockholder	—	1,255
Notes payable	70,910	—

Total current liabilities	229,479	102,628

Deferred income taxes, non-current	172,960	—
Long-term debt	180,500	190,000
Long-term portion of deferred revenue	167,979	—
Other non-current liabilities	6,684	1,400

Total liabilities	757,602	294,028
Minority interests	—	162,061
Stockholders’ equity:
Common stock - $.001 par value; 300,000,000 shares authorized; 165,724,512 and 164,992,101 shares issued and outstanding in 2006 and 2005, respectively	166	165
Additional paid-in capital	1,075,329	71,240
Retained (deficit) earnings	(23,966)	51,380
Accumulated other comprehensive income	1,396	1,629
Less treasury stock at cost, 6,705,116 and 6,646,398 common shares in 2006 and 2005, respectively	(57,741)	(56,274)

Total stockholders’ equity	995,184	68,140

Total liabilities and stockholders’ equity	$1,752,786	$524,229

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net revenue	$203,144	$129,571	$508,411	$375,153
Cost of sales	85,413	64,360	211,170	167,167

Gross profit	117,731	65,211	297,241	207,986
Operating expenses:
Research and development	21,776	19,270	72,298	50,185
Selling, general and administrative	56,489	27,687	126,745	91,797
Amortization of merger related intangibles	13,508	—	24,766	—
Merger related in-process R&D charge	—	—	105,777	—
Other merger related costs	2,108	5,944	26,375	5,944
Equity in net income of Drug Source Company, LLC	(1,242)	(283)	(2,025)	(1,808)

Total operating expenses	92,639	52,618	353,936	146,118

Income (loss) from operations	25,092	12,593	(56,695)	61,868
Interest income	1,047	329	3,387	970
Interest expense and other	(4,686)	(2,401)	(9,741)	(3,610)
Minority interests	—	(5,345)	(11,383)	(18,792)

Income (loss) before income taxes	21,453	5,176	(74,432)	40,436
Income tax expense	7,896	7,066	914	25,421

Net income (loss)	$13,557	$(1,890)	$(75,346)	$15,015

Income (loss) per common share:
Basic	$0.09	$(0.01)	$(0.47)	$0.10

Diluted	$0.08	$(0.01)	$(0.47)	$0.09

The composition of stock-based compensation included above is as follows:
Cost of sales	$986	$1,008	$2,500	$2,800
Research and development	1,736	214	3,329	595
Selling, general and administrative	4,033	2,555	9,151	7,105
Other merger related costs	—	—	8,999	—

	$6,755	$3,777	$23,979	$10,500

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$13,557	$(1,890)	$(75,346)	$15,015
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,684	3,606	13,510	10,463
Amortization	161	351	1,216	978
Amortization of product rights	4,110	—	4,110	—
Amortization of merger related intangibles	13,508	—	24,766	—
Merger related in-process R&D charge	—	—	105,777	—
Stock-based compensation	6,755	3,777	23,979	10,500
Loss on disposal of property, plant and equipment	5	36	16	61
Excess tax benefit from stock-based compensation	(98)	(2,079)	(1,220)	(8,319)
Deferred income taxes	3,282	409	(20,518)	(4,612)
Minority interest	—	5,345	11,383	18,792
Equity in net income of Drug Source Company, LLC, net of dividends received	(1,478)	5,151	(2,227)	3,453
Changes in operating assets and liabilities:
Accounts receivable, net	(4,096)	9,368	23,770	(23,184)
Inventories	(8,930)	13,959	(32,119)	(20,221)
Amortization of merger related inventory step-up	4,680	—	12,480	—
Prepaid expenses and other current assets	(14,209)	(7,108)	(15,793)	(5,267)
Non-current receivables from related parties	95	(10)	214	(28)
Deferred revenue	(9,844)	3,254	188,800	19,119
Minimum royalties payable	10	(14)	(13)	(93)
Amounts due to officer/stockholder	—	113	(1,255)	(641)
Other non-current liabilities	—	—	(311)	1,400
Accounts payable and accrued expenses	10,776	(10,608)	32,852	6,772

Net cash provided by operating activities	22,968	23,660	294,071	24,188

Cash flows from investing activities:
Purchases of property, plant and equipment	(55,145)	(12,865)	(86,653)	(40,101)
Purchase of other non-current assets	553	(791)	(2,232)	(3,731)
Purchase of product rights	—	—	(328,797)	—
Net sale (purchase) of short-term investments	82	(13,230)	54,306	35,190

Net cash used in investing activities	(54,510)	(26,886)	(363,376)	(8,642)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,000	2,894	7,155	10,072
Proceeds from issuance of debt	5,000	55,880	204,500	189,880
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,609	1,621	3,274	3,129
Notes payable	1,313	—	70,910	—
Income tax benefit on stock option exercises	98	2,079	1,220	8,319
Repayment of borrowings	—	—	(214,000)	(42,750)
Payment of deferred financing costs	—	(125)	(1,704)	(585)
Distribution of equity to acquire TRI	—	—	—	(20,000)
Repurchase of preferred stock	—	(55,656)	—	(55,656)
Purchase of treasury stock	(1,467)	—	(1,467)	(67,500)

Net cash provided by financing activities	7,553	6,693	69,888	24,909

Effect of foreign currency translation	652	340	1,313	204

(Decrease) increase in cash and cash equivalents	(23,337)	3,807	1,896	40,659
Cash and cash equivalents at beginning of period	54,051	40,175	28,818	3,323

Cash and cash equivalents at end of period	$30,714	$43,982	$30,714	$43,982

See notes to condensed consolidated financial statements.

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(1)    Basis of Presentation

On April 18, 2006, we, Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, completed a merger with American BioScience, Inc., or ABI, our former parent, pursuant to the terms of an Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc., or Abraxis.

The unaudited condensed consolidated financial statements include the assets, liabilities and results of operations of Abraxis and our wholly owned subsidiaries, including Pharmaceutical Partners of Canada, Inc., Chicago BioScience, LLC and our majority owned subsidiary Resuscitation Technologies, LLC and our investment in Drug Source Company, LLC, which is accounted for using the equity method.

For accounting purposes, the merger between us and ABI has been treated as a downstream merger with ABI viewed as the surviving entity, although APP was the surviving entity for legal purposes. As such, the merger has been accounted for in our consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting. Under this accounting method, our accounts, including goodwill, have been adjusted to reflect the minority interests’ share of any differences between their fair values and book values as of the merger closing date. Our total fair value was based on the weighted average market price of our common stock for the period three trading days prior to and three trading days subsequent to the merger announcement date.

Furthermore, because ABI is treated as the continuing reporting entity for accounting purposes, our filed reports, as the surviving corporation in the merger, after the date of the merger will parallel the financial reporting required under generally accepted accounting principles in the United States and SEC reporting rules as if ABI were the legal successor to its reporting obligation as of the date of the merger. Accordingly, our financial statements, for all periods prior to the date of the merger, reflect this basis of accounting. The unaudited condensed consolidated financial statements include the assets, liabilities and results of operations of ABI for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for other future periods. The balance sheet information at December 31, 2005 has been derived from the audited financial statements at that date, as restated for Statement of Financial Accounting Standards No. 123 (revised 2004), share-based payment, or FAS 123(R), but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

One of our wholly owned subsidiaries holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases in ending inventory, is classified in operating expenses in the accompanying condensed consolidated statements of operation. Research and development expense includes raw material purchases from Drug Source Company of $0.2 million and $2.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $5.8 million at September 30, 2006 and $3.8 million at December 31, 2005.

Equity - Based Compensation

We account for stock-based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation was recorded as an expense in the current year. In addition, our prior year results have been restated as if we had used the fair value method during previous periods. We use the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period, while awards under the RSU Plan II vest over a one-, two- or four-year period.

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, uses the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan. Additionally, expense related to the RSU Plans is based in the lower of the market price or $28.27 and is expensed on a straight line basis over the applicable vesting period. Pre-tax stock-based employee compensation costs for the nine-month periods ended September 30, 2006 and 2005 were $24.0 million, including $14.6 million relating to the RSU Plans, and $10.5 million, respectively. Also in connection with the retrospective application, our December 31, 2005 balance sheet presented reflects an increase in the deferred tax benefit of $2.1 million, an increase in minority interests of $0.6 million, an increase in additional paid-in capital of $9.3 million and a decrease in retained earnings of $8.8 million.

Refer to Note 8, Stock Compensation Plans, for a detail of financial statement changes caused by the retrospective application.

(2)    Quarterly Periods

We use a 52-week fiscal year that ends on December 31, with quarters ending on March 31, June 30 and September 30. In 2005, APP used a 52-week fiscal year that ended on the Saturday nearest to December 31, with quarters ending on the Saturday nearest the end of the calendar quarter. For clarity of presentation, the comparative periods are presented as if the quarter ended on September 30. The change in quarterly periods did not have a material impact on the comparability of reported quarterly results.

(3)    Earnings Per Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Basic and dilutive numerator:
Net income (loss)	$13,557	$(1,890)	$(75,346)	$15,015

Denominator:
Weighted average common shares outstanding - basic	159,002	158,035	158,755	157,511
Net effect of dilutive securities:
Stock options and restricted stock awards	966	—	—	2,180

Weighted average common shares outstanding - diluted	159,968	158,035	158,755	159,691

Income (loss) per common share - basic	$0.09	$(0.01)	$(0.47)	$0.10

Income (loss) per common share - diluted	$0.08	$(0.01)	$(0.47)	$0.09

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Number of shares excluded	2,252	2,424	2,661	125
Range of exercise prices per share	$23.82- $56.02	$2.00- $56.02	$2.00- $56.02	$49.20- $56.02

(4)     Related Party Transactions

Historically, amounts due to officers and stockholders primarily consisted of compensation expense that had been recognized, but not yet paid by us. All amounts due at December 31, 2005 were paid during the first quarter of 2006. No interest was accrued, imputed or owed relating to the compensation amounts due.

In June 2005, Dr. Soon-Shiong, our controlling stockholder, sold to ABI his entire ownership interest in Transplant Research Institute, or TRI, comprising all of the outstanding capital stock of TRI, in exchange for $20.0 million in cash. TRI holds various intellectual property and other rights. TRI was formed and commenced operations in July 1991. In our consolidated financial statements and for income tax purposes, because the sale involved our controlling stockholder, the TRI acquisition was accounted for as an asset contribution using the stockholder’s historical cost basis, which was zero, and accounted for as a distribution of stockholders’ equity.

Non-current receivables from related parties consist of accounts and notes receivable from employees and officers that are due over periods ranging from 1 to 10 years. Total non-current receivables from related parties totaled $0.4 million and $0.6 million at September 30, 2006 and December 31, 2005, respectively. Of the total non-current receivables from related parties outstanding at September 30, 2006, $0.3 million of the amount is collateralized by property and our common stock. The notes receivable bear interest at rates ranging from 5.12% to 5.75% per annum. On March 1, 2006, we purchased a residential property in California for $3.7 million. A newly hired executive has leased the residence from us for an initial term of one year.

(5)    Inventories

Inventories consisted of the following at:

	September 30, 2006			December 31, 2005
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$47,075	$—	$47,075	$31,768	$—	$31,768
Work in process	33,885	1,056	34,941	11,613	2,987	14,600
Raw materials	123,916	1,469	125,385	122,449	6,465	128,914

	$204,876	$2,525	$207,401	$165,830	$9,452	$175,282

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

At September 30, 2006, inventory included $2.5 million in cost relating to core hospital-based products pending FDA approval on that date. At September 30, 2006, inventory included 19 items that were awaiting FDA approval and individually no specific items were greater than 1% of total inventory. In the event that the FDA approval is unduly delayed or denied, we may have to provide for and expense all of, or a portion of, such inventory. At December 31, 2005, inventory included $9.5 million in cost relating to our core hospital-based products pending FDA approval on that date. Included in the amount pending approval at December 31, 2005 was $7.4 million of Ceftriaxone, which was approved by the FDA in February 2006.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost, we reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to our cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the financial statements as an element of cost of sales, with inventories presented net of related reserves.

(6)    Accrued Liabilities

Accrued liabilities consisted of the following at:

	September 30, 2006	December 31, 2005
	(in thousands)
Sales and marketing	$26,738	$18,728
Payroll and employee benefits	20,044	12,707
Legal and insurance	2,861	2,971
Accrued income taxes	1,108	6,992
Other	6,451	4,958

	$57,202	$46,356

(7)    Long-Term Debt and Credit Facilities

Credit Facility

On April 18, 2006, in connection with the closing of our merger with ABI, the prior APP and ABI facilities were replaced with a three-year, $450 million, unsecured credit facility, with a sub-limit of $10 million for standby and commercial letters of credit and $20 million for swing line loans. In connection with the closing of the merger, the amount outstanding under the ABI facility was repaid with borrowings from the new facility. There was no outstanding balance under the APP facility as of such date. Interest rates under the new facility vary depending on the type of loan made and our leverage ratio as defined in the agreement. The agreement contains various restrictive covenants pertaining to the maintenance of minimum net worth, leverage and interest coverage ratios. In addition, the agreement restricts our ability to declare or pay dividends, make future loans to third parties and incur other indebtedness. Fees of $1.7 million associated with the new agreement were capitalized and will be amortized over the term of the agreement and the remaining $0.6 million in unamortized debt acquisition costs related to the prior facilities were written off in the second quarter of 2006 in conjunction with the closing of the merger.

As of September 30, 2006, $180.5 million was outstanding on our credit facility with a weighted average interest rate of 6.29%. As we are not obligated to repay our outstanding balances prior to termination of the facility in 2009, borrowings will be classified as non-current on the balance sheet. Outstanding letters of credit, which reduce overall available borrowings, were $0.7 million at September 30, 2006. We were in compliance with all covenants at September 30, 2006.

No interest was capitalized during the nine-month periods ended September 30, 2006 or 2005.

Note Payable

In connection with the Asset Purchase Agreement, with AstraZeneca UK Limited, we have agreed to pay $75 million of the purchase price upon the first year anniversary of the closing. This transaction closed on June 28, 2006. At September 30, 2006, we had recorded this amount at its discounted present value as a note payable within the current liability section of the balance sheet.

APP Prior Credit Facility and Debt Extinguishment

In September 2004, we entered into a three-year, $100 million, unsecured revolving credit and letter of credit facility which in August 2005 was increased to $150 million and the term of which was extended by one year. Interest rates under this credit facility varied depending on the type of loan made and our leverage ratio. The interest rate under the credit facility was LIBOR plus 75 basis points. The credit facility limited the amount of and assessed a 0.125% fee on the face amount of outstanding letters of credit. With respect to the capital stock held by ABI, the credit facility prohibited us from declaring or paying any cash dividends or making any other such cash distributions. Additionally, the terms of our August 2005 credit facility limited the principal amount of the intercompany demand note received from ABI to $23.0 million, among various other covenants and restrictions. Debt acquisition fees of approximately $0.5 million for our facility were being amortized over the life of the facility and the unamortized debt acquisition costs were written off in connection with the closing of the merger with ABI during the second quarter of 2006.

ABI Prior Credit Facility

In June 2005, ABI entered into a two-year, $200 million credit facility secured by substantially all of ABI’s assets, including 47.2 million shares of our common stock held by ABI. On March 6, 2006, ABI amended its $200 million credit facility to increase the allowed borrowings to $215 million. On April 18, 2006, $214 million was outstanding under the ABI facility, which was paid off in connection with the closing of the merger. ABI incurred $0.5 million in fees in connection with the facility, which were being amortized over the facility’s two-year term and the unamortized debt acquisition costs were written off in conjunction with the closing of the merger in the second quarter of 2006.

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

(8)    Stock Compensation Plans

We sponsor the following stock compensation plans:

1997 Stock Option Plan

Under the 1997 Stock Option Plan, or the 1997 Plan, options to purchase shares of our common stock were granted to certain employees and the directors with an exercise price equal to the estimated fair market value of our common stock on the date of grant. The 1997 Plan stock options vested upon completion of our initial public offering in December 2001.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan, or the 2001 Plan, provides for the grant of incentive stock options and restricted stock to our employees, including officers and employee directors, non-qualified stock options to employees, directors and consultants and other types of awards. At September 30, 2006, there were 18,736,264 options available for grant and 23,142,546 common shares reserved for the exercise of stock options under the 2001 Plan. The number of shares reserved for issuance increases annually on the first day of each fiscal year by an amount equal to the lesser of a) 6,000,000 shares, b) 5% of the total number of shares outstanding as of that date or c) a number of shares as determined by our Board of Directors.

The compensation committee of our Board of Directors administers the 2001 Plan and has the authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of the grantees. The exercise price of all options granted under the 2001 Plan will be determined by the compensation committee of our Board of Directors, but in no event will this price be less than the fair market value of our common stock on the date of grant.

2001 Non-Employee Director Stock Option Program

The 2001 Non-Employee Director Stock Option Program, or the 2001 Program, was adopted as part, and is subject to the terms and conditions, of the 2001 Plan. The 2001 Program establishes a program for the automatic grant of awards to our non-employee directors at the time that they initially join the board and at each annual meeting of the stockholders at which they are elected.

Restricted Stock

At September 30, 2006, 7,375 restricted shares of our common stock were outstanding with per share market values ranging from $14.69 to $34.03 and with vesting dates ranging from January 2006 to June 2011. Compensation expense related to restricted stock grants is based upon the market price on the date of grant and is charged to earnings on a straight-line basis over the applicable vesting period.

In connection with the merger, we also assumed two restricted stock unit plans established by ABI prior to the closing of the merger. Under the terms of the first restricted stock unit plan, or RSU Plan I, the units granted under that plan vested upon the completion of the merger. As a result, the holders of these units received the right to acquire an aggregate of 212,239 shares of our common stock upon the closing of the merger. The 212,239 shares of common stock issuable upon the vesting of these units reduced the number of shares otherwise issuable to the shareholders of ABI at the effective time of the merger under the terms of the merger agreement. Under the terms of the second restricted stock unit plan assumed by us in connection with the merger, or the RSU Plan II, one-half of the units granted thereunder will vest on the second anniversary of the merger and the remaining one-half of the units will vest on the fourth anniversary of the merger. On each vesting date, the value of the restricted stock unit award will convert into the right to receive a number of shares of our common stock equal to the value of the award divided by the average trading price of our common stock over the three trading days prior to vesting. In the event that the average trading price of our common stock for such period is less than $28.27, then the value of the award will be determined by multiplying the average trading price of our common stock over the three trading days prior to vesting by the number of vested units. In the event that the average trading price of our common stock for such period is greater than $28.27, then the value of the award will be computed by multiplying $28.27 by the number of vested units. We may elect to pay to the holder the cash value of our common stock that vests on each vesting date in lieu of delivery of our common stock. The maximum number of shares of our common stock that may be issuable under the RSU Plan II is 3,325,080 shares. Awards relating to the RSU plans with a value of $14.6 million were expensed during the nine-month period ended September 30, 2006.

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

Employee Stock Purchase Plan

Under the 2002 Employee Stock Purchase Plan, or the ESPP, eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase and issuance of our common stock. The employees’ purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the offer period or 85% of the fair market value of the stock on the last business day of the semi-annual purchase period. Employees can purchase no more than 625 shares of our common stock within any given purchase period. An aggregate of 9,458,736 shares of our common stock were reserved for issuance under the ESPP at September 30, 2006. The ESPP provides for annual increases in the number of shares of our common stock issuable under the ESPP equal to the lesser of: a) 3,000,000 shares; b) a number of shares equal to 2% of the total number of shares outstanding; or c) a number of shares as determined by our Board of Directors. During the nine month period ended September 30, 2006, 157,792 shares of our stock were issued under the ESPP for an aggregate purchase price of $3.3 million.

We account for stock-based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments, including employee stock options, at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation has been recorded as an expense in the current year. In addition, prior year results have been restated as if we had used the fair value method during previous periods. We use the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period, while grants under the RSU Plan II vest over on one-, two- or four-year period.

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the company’s stock participation plan. The impact of compensation expense and the adoption of FAS 123(R) on the statements of operations and cash flows for the three and nine months ended September 30, 2006 was as follows:

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Cost of sales	$986	$1,008	$2,500	$2,800

Gross loss	(986)	(1,008)	(2,500)	(2,800)
Operating expenses:
Research and development	1,736	214	3,329	595
Selling, general and administrative	4,033	2,555	9,151	7,105
Other merger related costs	—	—	8,999	—

Total operating expenses	5,769	2,769	21,479	7,700

Loss from operations	(6,755)	(3,777)	(23,979)	(10,500)
Minority interests	—	1,162	1,431	3,231

Loss before income taxes	(6,755)	(2,615)	(22,548)	(7,269)
Benefit for income taxes	(2,486)	(1,397)	(8,256)	(3,885)

Net loss	$(4,269)	$(1,218)	$(14,292)	$(3,384)

(Loss) per common share:
Basic	$(0.03)	$(0.01)	$(0.09)	$(0.02)

Diluted	$(0.03)	$(0.01)	$(0.09)	$(0.02)

Cash flow from operations	$6,755	$3,777	$23,979	$10,500

Cash flow from financing activities	$98	$2,079	$1,220	$8,319

The following is a summary of the line items impacted by the restatement on the previously reported 2005 consolidated December 31, 2005 balance sheet:

FAS 123R Restatement

(in thousands)

Balance Sheet

	December 31, 2005
	As originally Reported	As Adjusted	Effect of Change
Deferred income taxes	$14,871	$16,936	$2,065

Total current assets	348,847	350,912	2,065

Total assets	$522,164	$524,229	$2,065

Accrued liabilities	45,634	46,356	722

Total current liabilities	101,906	102,628	722
Total liabilities	293,306	294,028	722
Minority interests	161,608	162,061	453
Common stock	5,875	15,131	9,256
Deferred stock-based compensation	(400)	—	400
Retained earnings	60,146	51,380	(8,766)
Total stockholders’ equity	67,250	68,140	890

Total liabilities and stockholders’ equity	$522,164	$524,229	$2,065

In accordance with FAS 123(R), we will adjust stock-based compensation on a quarterly basis for revisions to the estimated rate of equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2005 will be recognized in the period the forfeiture estimate is changed. No changes in estimated rate of forfeitures were made during 2005 and 2006.

As of September 30, 2006, there was $25.1 million of total unrecognized compensation expense related to stock options granted under the company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.4 years. Additionally, as of September 30, 2006, there was $31.1 million of total unrecognized compensation expense related to the RSU Plans which is expected to be recognized over a weighted average period of 1.3 years.

The fair values of options granted during the three and nine months ended September 30, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we do not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in our plans and expected volatility is based on the historical volatility of our stock over the expected term of the award. The weighted average estimated values of employee stock option grants and rights granted under our employee stock purchase plan as well as the weighted average assumptions that were used in calculating such values during the three and nine months ended September 30, 2006 and 2005 were based on estimates at the date of grant as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Options
Risk-free rate	4.9%	4.0%	4.9%	3.9%
Dividend yield	—	—	—	—
Expected life in years	5	5	5	5
Volatility	61%	66%	61%	66%
Fair value of options granted	$1,686,695	$2,868,840	$15,203,191	$15,344,629
Weighted average grant date fair value of options granted	$10.73	$19.92	$11.51	$21.04
Employee Stock Purchase Plan
Risk-free rate	2.8%	2.2%	2.8%	2.2%
Dividend yield	—	—	—	—
Expected life in years	1.2	1.2	1.2	1.2
Volatility	48%	46%	48%	46%

Our stock options outstanding that have vested and are expected to vest as of September 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Vested	1,744,835	$14.80	5.07	$22,647,958
Expected to Vest	2,082,013	31.36	8.79	—

Total	3,826,848	$23.81	7.09	$22,647,958

(1)	These amounts represent the difference between the exercise price and $27.78, the closing price of Abraxis stock on September 30, 2006.

The above options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of FAS 123(R). Options with a fair value of $7.3 million and $6.7 million vested during the nine months ended September 30, 2006 and 2005, respectively.

Additional information with respect to our stock option activity is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,571,997	$21.38	1,774,537	$11.31

Granted	1,320,650	$29.16
Exercised	(579,834)	$12.53
Forfeited	(486,365)	$33.93

Outstanding at September 30, 2006	3,826,448	$23.81	1,744,835	$14.80

The following table summarizes information about our stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.00—$ 5.60	766,823	3.3	$2.94	766,823	$2.94
$ 5.61—$ 11.20	224,948	5.2	$8.68	209,722	$8.51
$11.21—$ 16.81	393,996	6.1	$13.01	265,501	$12.99
$16.82—$ 22.41	145,075	9.5	$20.07	10,586	$20.07
$22.41—$ 28.01	270,572	7.5	$25.17	120,343	$25.20
$28.02—$ 33.61	1,248,048	9.1	$30.24	80,856	$30.54
$33.62—$ 39.21	117,112	7.5	$36.05	50,911	$35.89
$39.22—$ 44.82	152,000	8.4	$41.48	77,368	$41.18
$44.83—$ 50.42	474,049	8.0	$46.33	153,541	$46.32
$50.43—$ 56.02	34,225	7.8	$53.41	9,184	$53.36

	3,826,848	7.1	$23.81	1,744,835	$14.80

(9)    Litigation

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. We have filed a counterclaim in the arbitration claiming that the former employee breached his duties and obligations to us and was negligent in the performance of his duties. We are seeking unspecified damages. This individual filed a motion to dismiss our counterclaim in September 2006, and the motion is currently under submission with the arbitration panel. The arbitration has been set to begin in mid 2007.

In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the recently completed merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. The complaint seeks $12 million in damages.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement and for not providing full and fair disclosure to our stockholders regarding the recently completed merger, which it is alleged caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the recession of the merger.

On July 19, 2006 Élan Pharmaceutical Int’l Ltd. filed a lawsuit against us alleging that we willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan -owned patents. Élan seeks unspecified damages and an injunction. In August 2006, we filed a response to Élan’s complaint contending that we did not infringe on the Élan patents and that the Élan patents are invalid. A trial date has not yet been set.

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

(10)  Total Revenue by Product Line

Total revenue by product line were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Hospital-Based Products
Critical care	$86,374	$42,279	$179,626	$119,100
Anti-infective	50,662	39,461	157,290	129,137
Oncology	10,786	14,523	40,932	38,872
Contract manufacturing	2,229	478	6,424	598

Total Hospital-Based Revenue	150,051	96,741	384,272	287,707
Abraxane®	52,320	32,053	118,763	86,277
Research revenue	773	777	5,376	1,169

Total Revenue	$203,144	$129,571	$508,411	$375,153

(11)  Comprehensive Income (loss)

Elements of comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(in thousands)
Foreign currency translation adjustments	$652	$340	$1,313	$204
Unrealized gain on marketable equity securities	(1,146)	1,519	(1,546)	807

Other comprehensive gain (loss), net of tax and minority interests	(494)	1,859	(233)	1,011
Net income (loss)	13,557	(1,890)	(75,346)	15,015

Comprehensive income (loss)	$13,063	$(31)	$(75,579)	$16,026

Supplemental comprehensive income information, net of tax:

Cumulative foreign currency translation gain adjustments			$1,313	$124
Cumulative unrealized gain (loss) on marketable equity securities			83	(1,369)

(12)  Merger and Acquisition of Assets

On April 18, 2006, we, Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, completed a merger with American BioScience, Inc., or ABI, our former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc.

For accounting purposes, the merger between us and ABI has been treated as a downstream merger with ABI viewed as the surviving entity, although we were the surviving entity for legal purposes. As such, effective as of the merger date, the merger has been accounted for in our consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests has been stepped up to its estimated fair values, and the historical shareholders’ equity of the accounting acquirer, ABI, has been retroactively restated for the equivalent number of shares received in the merger.

At the April 18, 2006 acquisition date, the minority shareholders owned 34.17% of the total outstanding common shares of APP. Based on a $39.14 price for our common stock, representing the weighted average price of our common stock for the period three trading days prior to and three trading days subsequent to the merger announcement date, the fair value of the minority interests as of April 18, 2006 totaled approximately $974.8 million. This amount represented the estimated fair market value assigned to the shares owned by minority interests and will be referred to as the purchase price attributed to minority interests. The purchase price attributed to minority interests was allocated to the minority interests’ pro-rata share of our tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of our assets and liabilities has been reflected as goodwill. We expect that the amount allocated to goodwill will not be deductible for tax purposes.

The allocation of the purchase price to the estimated fair values of the assets and liabilities attributable to our minority interests as of the acquisition date is as follows (in thousands):

Working capital and other assets, net	$132,562
Property, plant and equipment	49,152
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total	$974,790

The estimated step-up of the minority interests to fair value has been assigned to the following categories (in thousands):

Inventory	$12,480
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total step-up of minority interests	$805,556

The above purchase price allocation is based in part on a third-party valuation of certain tangible and intangible assets, including in-process research and development and identifiable intangible assets.

In-process research and development

Approximately $105.8 million of the purchase price was allocated to in-process research and development and represents the minority interests’ share of the estimated fair value of our in-process research and development assets for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states. The values assigned to in-process research and development projects include unapproved indications for Abraxane®. All of the $105.8 million of in-process research and development was expensed in the second quarter of 2006.

The estimated fair values of these projects were determined based on a discounted cash flow model. The estimated cash flows for each project were probability adjusted to take into account the risks associated with the successful commercialization of the projects. The estimated after-tax cash flows were then discounted using discount rates of approximately 20%.

The major risks and uncertainties associated with the timely and successful completion of the acquired in-process research and development projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of our ability to successfully utilize the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Identifiable intangible assets

Acquired identifiable intangible assets primarily include core technology associated with Abraxane®, customer relationships and trade name.

The amounts assigned to each intangible asset class as of the acquisition date and the related weighted average amortization periods were as follows:

	Value of acquired intangibles	Weighted average amortization period
	(in thousands)
Core technology	$158,863	7 yrs
Developed product technology	146,002	9 yrs
Customer relationships	124,027	11 yrs
Tradename	26,478	7 yrs

Total	$455,370

Pro forma results of operations

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had taken place at the beginning of each period presented (in thousands, except per share data):

	Three months ended September 30	Nine months ended September 30
	2005	2006	2005
Total revenue	$129,571	$508,411	$375,153
Net income (loss)	(4,887)	32,082	1,076
Pro forma income (loss) per share:
Basic	(0.03)	0.20	0.01
Diluted	(0.03)	0.20	0.01

The pro forma net income and income per share for the nine-month period ended September 30, 2006, excludes the acquired in-process research and development charge of $105.8 million, or approximately $0.67 per share. In addition, the pro forma results of operations for the nine months ended September 30, 2006 include a non-recurring tax benefit of $17.9 million related to the removal of ABI’s valuation allowance against certain deferred tax assets. The pro forma information is not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2006 and 2005, or indicative of results that may be achieved in the future.

(13)  Acquisition of Assets

Acquisition of Manufacturing Plant

On April 25, 2006, we entered into a definitive purchase agreement with Pfizer Inc. in which we agreed to purchase Pfizer’s Cruce Dávila manufacturing facility in Barceloneta, Puerto Rico. The purchase includes a 56-acre site which consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein-based biologic and metered dosed inhaler capabilities. In addition, the acquisition includes a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant and two support facilities housing quality assurance and laboratories totaling 262,000 square feet. This facility is expected to employ 400 to 500 people when fully operational and will provide a third manufacturing site using our proprietary nanoparticle albumin bound, or nab™, technology to produce chemotherapeutics such as Abraxane®. Under the terms of the agreement, subsequent to closing, we will lease a portion of the manufacturing, along with the equipment it contains, facility back to Pfizer. We expect to close on the Cruce Davila facility in the fourth quarter of 2006 and are presently occupying portions of the property under a sublease agreement with Pfizer.

Abraxane® Co-Promotion and Product Acquisition Agreement

On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. Under the agreement:

•	Abraxis Oncology, one of our divisions, and AstraZeneca began co-promoting Abraxane®, our proprietary taxane oncology product, in the United States on July 1, 2006 for a term of five and one-half years;

•	AstraZeneca paid us a $200 million up-front signing fee in May 2006, which is being recognized as deferred revenue over the term of the agreement beginning July 1, 2006;

•	the parties are sharing in certain of the costs associated with advertising and promoting Abraxane® in the U.S. and the cost of certain clinical trials that are part of the product’s overall clinical development program. Any reimbursement from AstraZeneca relating to the cost sharing will be recorded as a reduction of operating expenses;

•	we will pay AstraZeneca a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the end of the five and one-half year term. The related commission expense is recorded as a component of selling, general and administrative expenses. Payments will commence in November 2006; and

•	we will be entitled to receive certain milestone payments from AstraZeneca in the event of FDA approvals for new indications for Abraxane® are obtained within specific timelines.

Also, under the terms of this agreement, we granted AstraZeneca a right of first offer to license or co-promote Abraxane® outside the U.S., other than in certain countries, should we seek to co-license or promote Abraxane® outside of the U.S. and a right of first offer to license or co-promote nab™-docetaxel in the U.S. and certain other countries should we seek to license or co-promote nab™-docetaxel in those countries.

We also entered into an Asset Purchase Agreement with AstraZeneca UK Limited on April 26, 2006 to acquire AstraZeneca’s U.S. anesthetics and analgesic product portfolio, which includes Diprivan® (propofol), Naropin® (ropivacaine), as well as a variety of local anesthetics including EMLA® (Eutectic Mixture of Lidocaine and Prilocaine), Xylocaine® (lidocaine), Polocaine® (mepivacaine), Nesacaine® (chloroprocaine HCl Injection, USP), Sensorcaine® (bupivacaine), and Astramorph® (morphine sulfate injection, USP). Under the agreement, we paid AstraZeneca approximately $259 million at closing and will pay $75 million upon the first anniversary of closing, June 28, 2007, and these costs are being amortized, on a straight line basis, over twenty years. At the closing, AstraZeneca entered into an exclusive supply agreement with us under which AstraZeneca will supply these products to us for an initial term of five years. In addition, AstraZeneca has agreed that we will be its preferred partner for consideration of certain proprietary injectable products when patents on these products expire. Under the terms of the agreement, AstraZeneca has also granted us a right of first offer to purchase or license AstraZeneca’s anesthetics and analgesics portfolio outside of the U.S. should AstraZeneca decide to divest these assets. This transaction closed on June 28, 2006.

(14)  Goodwill and Other Intangibles

We comply with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. We will conduct our annual review for impairment in the fourth quarter of 2006 or when events occur or circumstances change that would more likely than not reduce the fair value of the reported amounts below its carrying value.

Goodwill has a carrying value of $401.6 million resulting from the merger between us and ABI. The entire amount of goodwill relates to the APP segment. Substantially all of our intangible assets, other than goodwill, are subject to amortization. Amortization of intangible assets was approximately $28.9 million and $1.0 million for the first nine months of 2006 and 2005, respectively. As of September 30, 2006, the weighted average lives of intangibles was 13.4 years, with a net carrying value of $755.9 million.

The following table reflects the components of all other intangible assets, which have finite lives, as of September 30, 2006:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Core technology	$158,863	$14,418
Developed product technology	146,002	3,234
Customer relationships	124,027	5,380
Tradename	26,478	1,734
Product rights	328,797	4,110
Other	1,835	1,191

Total	786,002	30,067

Aggregate amortization expense for the three and nine months ended September 30, 2006 was $17.6 million and $30.1 million, respectively. No amortization expense relating to these intangibles was recorded in 2005.

Estimated amortization expense for identifiable intangible assets, other than goodwill, for the current and each of the five succeeding years are as follows:

For the year ending:	(in thousands)
12/31/06	$46,495
12/31/07	$70,475
12/31/08	$70,475
12/31/09	$70,475
12/31/10	$70,475
12/31/11	$70,475

(15)  Segment Information

Operating primarily in North America, we have been organized, managed and reported in two business segments, each with discrete business objectives, management, operating and capital structures. The former operations of the ABI segment is a science-driven organization focused on development-stage biotechnology research, clinical progression and regulatory approval, primarily in products using its proprietary nanoparticle albumin bound, or nab™, technology platform. The former operations of the APP segment has historically operated as a separate publicly traded entity focused on the late-stage development, manufacture and marketing of hospital-based injectable pharmaceutical products and Abraxane®.

Three Months Ended September 30, 2006	Total Revenue from External Customers	Income (Loss) from Operations	Interest Income	Interest Expense	Provision (Benefit) for Income Taxes	Depreciation and Amortization	Total Assets	Debt	Capital Expenditures
APP Operations	$202,371	$33,404	$1,047	$(4,686)	$10,805	$8,094	$1,733,731	$180,500	$55,112
ABI Operations	773	(8,312)	—	—	(2,909)	861	62,624	—	33
Eliminations	—	—	—	—	—	—	(43,209)	—	—

Total	$203,144	$25,092	$1,047	$(4,686)	$7,896	$8,955	$1,752,786	$180,500	$55,145

Three Months Ended September 30, 2005	Total Revenue from External Customers	Income (Loss) from Operations	Interest Income	Interest Expense	Provision (Benefit) for Income Taxes	Depreciation and Amortization	Total Assets	Debt	Capital Expenditures
APP Operations	$128,794	$22,239	$563	$139	$6,986	$4,103	$515,447	$—	$12,437
ABI Operations	777	(10,182)	105	(2,879)	(134)	390	61,533	190,000	428
Eliminations	—	536	(339)	339	214	(536)	(52,751)	—	—

Total	$129,571	$12,593	$329	$(2,401)	$7,066	$3,957	$524,229	$190,000	$12,865

Nine Months Ended September 30, 2006	Total Revenue from External Customers	Income (Loss) from Operations	Interest Income	Interest Expense	Provision (Benefit) for Income Taxes	Depreciation and Amortization	Total Assets	Debt	Capital Expenditures
APP Operations	$503,036	$(17,893)	$3,515	$(5,457)	$3,824	$17,505	$1,733,371	$180,500	$82,551
ABI Operations	5,375	(39,338)	262	(4,674)	(5,119)	1,867	62,624	—	4,102
Eliminations	—	536	(390)	390	2,209	(536)	(43,209)	—	—

Total	$508,411	$(56,695)	$3,387	$(9,741)	$914	$18,836	$1,752,786	$180,500	$86,653

Nine Months Ended September 30, 2005	Total Revenue from External Customers	Income (Loss) from Operations	Interest Income	Interest Expense	Provision (Benefit) for Income Taxes	Depreciation and Amortization	Total Assets	Debt	Capital Expenditures
APP Operations	$373,984	$86,418	$1,646	$101	$31,061	$11,961	$515,447	$—	$39,298
ABI Operations	16,169	(11,157)	228	(4,615)	(600)	1,087	61,533	190,000	803
Eliminations	(15,000)	(13,393)	(904)	904	(5,040)	(1,607)	(52,751)	—	—

Total	$375,153	$61,868	$970	$(3,610)	$25,421	$11,441	$524,229	$190,000	$40,101

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

Product Revenue Recognition

We recognize revenue from the sale of a product and for contract manufacturing when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for these sales provisions was consistent across all periods presented. Historically, Medicaid rebates issued have not been material. Accruals for sales provisions are presented in our financial statements as a reduction of net sales and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

Other Deferred Revenue

Other deferred revenue consists of upfront payments earned from our co-promotion agreement with AstraZeneca and our agreement with Taiho Pharmaceutical Co., LTD. Such deferred revenue is recognized as earned ratably over the term of each agreement.

Taiho Agreement and Revenue

On May 27, 2005, ABI licensed the rights to Abraxane® in Japan to Taiho Pharmaceutical Co., LTD, or Taiho, a subsidiary of Otsuka Pharmaceutical Ltd. Under the agreement, ABI and Taiho established a steering committee which will oversee the development of Abraxane® in Japan for the treatment of breast, lung, gastric, and other solid tumors for a term of seven years. The license provides for a non-refundable $20.0 million upfront payment, $38.5 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives; royalties based on net sales under the agreement; and an agreement under which we will supply Taiho with Abraxane® . Due to our continuing involvement under the licensing agreement, the $20.0 million non-refundable upfront payment has been deferred and the payment is being recognized as research revenue ratably over the estimated life of the product. We assumed this agreement in connection with the closing of the merger.

During 2006, we recorded revenue of $3.0 million relating to milestone payments received from Taiho. In addition, the revenue recognized in 2006 as a result of amortization of the $20.0 million upfront payment was $2.1 million. At September 30, 2006, unearned revenue associated with the Taiho agreement of $16.2 million was recorded as deferred revenue on the balance sheet.

Co-Promotion Agreement

On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. Under the agreement:

•	Abraxis Oncology, one of our divisions, and AstraZeneca began co-promoting Abraxane®, our proprietary taxane oncology product, in the United States on July 1, 2006 for a term of five and one-half years;

•	AstraZeneca paid us a $200 million up-front signing fee in May 2006, which is being be recognized as deferred revenue over the term of the 5.5 year agreement beginning July 1, 2006;

•	the parties are sharing in certain costs associated with advertising and promoting Abraxane® in the U. S. and the cost of certain clinical trials that are part of the product’s overall clinical development program. Any reimbursement from AstraZeneca relating to the cost sharing will be recorded as a reduction of operating expenses;

•	we will pay AstraZeneca a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the end of the five and one-half year term. The related commission expense is recorded as a component of selling, general and administrative expense. Payments will commence in November 2006; and

•	we will be entitled to receive certain milestone payments from AstraZeneca in the event of FDA approvals for new indications for Abraxane® are obtained within specific timelines.

Also, under the terms of this agreement, we granted AstraZeneca a right of first offer to license or co-promote Abraxane® outside the U.S., other than in certain countries, should we seek to co-license or promote Abraxane® outside of the U.S. and a right of first offer to license or co-promote nab™-docetaxel in the U.S. and certain other countries should we seek to license or co-promote nab™-docetaxel in those countries.

We also entered into an Asset Purchase Agreement with AstraZeneca UK Limited on April 26, 2006 to acquire AstraZeneca’s U.S. anesthetics and analgesic product portfolio, which includes Diprivan® (propofol), Naropin® (ropivacaine), as well as a variety of local anesthetics including EMLA® (Eutectic Mixture of Lidocaine and Prilocaine), Xylocaine® (lidocaine), Polocaine® (mepivacaine), Nesacaine® (chloroprocaine HCl Injection, USP), Sensorcaine® (bupivacaine), and Astramorph® (morphine sulfate injection, USP). Under the agreement, we paid AstraZeneca approximately $259 million at closing and will pay $75 million upon the first anniversary of closing, June 28, 2007, and these costs are being amortized, on a straight line basis, over twenty years. At the closing, AstraZeneca entered into an exclusive supply agreement with us under which AstraZeneca will supply these products to us for an initial term of five years. In addition, AstraZeneca has agreed that we will be its preferred partner for consideration of certain proprietary injectable products when patents on these products expire. Under the terms of the agreement, AstraZeneca has also granted us a right of first offer to purchase or license AstraZeneca’s anesthetics and analgesics portfolio outside of the U.S. should AstraZeneca decide to divest these assets. This transaction closed on June 28, 2006.

During three months ended September 30, 2006, we recorded revenue of $9.1 million relating to the previously deferred revenue associated with the co-promotion agreement. At September 30, 2006, unearned revenue associated with the co-promotion agreement of $190.9 million was recorded as deferred revenue on the balance sheet. The remaining deferred revenue will be recorded as revenue ratably over the remainder of the 5.5 year term. In addition, with respect to the products purchased from AstraZeneca we have recorded intangible assets of approximately $329 million which will be amortized over the estimated lives of the products, or twenty years. During the three months ended September 30, 2006, we expensed $4.1 million as a component of cost of goods sold relating to the amortization of the purchased product rights.

(17)  Income Taxes

For financial statement purposes, because ABI and APP had filed separate, stand-alone federal income tax returns and ABI did not expect to realize the benefit of $17.9 million of net operating loss carry forwards, which are now available and were recognized in the 2006 second quarter in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 36.8% and 137% for the three months ended September 30, 2006 and 2005, respectively, and 35.0% and 62.9% for the nine months ended September 30, 2006 and 2005, respectively.

(18)  Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” We do not expect the adoption of SFAS 155 to have a material impact on our consolidated results of operations and financial condition.

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

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (or “EITF 06-2”). EITF 06-2 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met: (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations and financial condition.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Item 1A: Risk Factors” of Part II of our Form 10-Q for the period ended June 30, 2006, Item 1A of our Form 10-K/A for the period ended December 31, 2005 entitled “Factors that May Affect Future Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The overview section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, or MD&A, is designed to provide the reader with summary level information on: our merger with ABI, our history, and highlights of our nine months ended September 30, 2006. Following this overview, the third-quarter 2006 MD&A is organized as follows:

•	a discussion of the April 18, 2006 merger with ABI,

•	a discussion of our operating results for the three- and nine-month periods ended September 30, 2006,

•	a review of factors impacting our liquidity and cash flows and

•	a discussion of accounting policies and estimates critical to an understanding of the assumptions and judgments incorporated in our financial results

The MD&A should be read in conjunction with our 2005 Annual Report on Form 10-K/A for the year ended December 31, 2005, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data,” and the information statement that we filed with the SEC on March 10, 2006.

Background

Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, is an integrated global biopharmaceutical company dedicated to meeting the needs of critically ill patients. We develop, manufacture and market one of the broadest portfolios of injectable products and leverage revolutionary technology such as our nab™ platform to discover and deliver breakthrough therapeutics that transform the treatment of cancer and other life-threatening diseases. The first FDA approved product to use this nab platform, ABRAXANE®, was launched in 2005 for the treatment of metastatic breast cancer. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

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

Our unaudited financial statements at September 30, 2006, include the assets, liabilities and results of operations of American BioScience and our wholly owned subsidiaries, including Pharmaceutical Partners of Canada, Inc., our majority owned subsidiary, Resuscitation Technologies, LLC and our investment in Drug Source Company, LLC, which is accounted for using the equity method.

Merger

On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI, our former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that we entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc.

For accounting purposes, the merger between us and ABI was treated as a downstream merger with ABI viewed as the surviving entity, although we were the surviving entity for legal purposes. As such, effective as of the merger date, the merger has been accounted for in our consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests has been stepped up to its estimated fair values and the historical shareholders’ equity of the accounting acquirer, ABI, has been retroactively restated for the equivalent number of shares received in the merger.

At the April 18, 2006 acquisition date, the minority shareholders owned 34.17% of our total outstanding common shares. Based on a $39.14 price for our common stock, representing the weighted average price of our common stock for the period three trading days prior to and three trading days subsequent to the merger announcement date, the fair value of the minority interests as of April 18, 2006 totaled approximately $974.8 million. This amount represented the estimated fair market value assigned to the shares owned by minority interests and will be referred to as the purchase price attributed to minority interests. The purchase price attributed to minority interests was allocated to the minority interests’ pro-rata share of our tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of our assets and our liabilities has been reflected as goodwill. We expect that the amount allocated to goodwill will not be deductible for tax purposes.

The allocation of the purchase price to the estimated fair values of the assets and liabilities attributable to our minority interests as of the acquisition date is as follows (in thousands):

Working capital and other assets, net	$132,562
Property, plant and equipment	49,152
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total	$974,790

The estimated step-up of the minority interests to fair value has been assigned to the following categories (in thousands):

Inventory	$12,480
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total step-up of minority interests	$805,556

The above purchase price allocation is based in part on a third-party valuation of certain tangible and intangible assets, including in-process research and development and identifiable intangible assets.

In-process research and development

Approximately $105.8 million of the purchase price was allocated to in-process research and development and represents the minority interests’ share of the estimated fair value of our in-process research and development assets for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states. The values assigned to in-process research and development projects include unapproved indications for Abraxane. All of the $105.8 million of in-process research and development was expensed in the second quarter of 2006.

The estimated fair values of these projects were determined based on a discounted cash flow model. The estimated cash flows for each project were probability adjusted to take into account the risks associated with the successful commercialization of the projects. The estimated after-tax cash flows were then discounted using discount rates of approximately 20%.

The major risks and uncertainties associated with the timely and successful completion of the acquired in-process research and development projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of our ability to successfully utilize the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Identifiable intangible assets

Acquired identifiable intangible assets primarily include core technology associated with Abraxane, customer relationships and trade name.

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

Pro forma results of operations

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had taken place at the beginning of each period presented (in thousands, except per share data):

	Three months ended September 30	Nine months ended September 30
	2005	2006	2005
Total revenue	$129,571	$508,411	$375,153
Net income (loss)	(4,887)	32,082	1,076
Pro forma income (loss) per share :
Basic	(0.03)	0.20	0.01
Diluted	(0.03)	0.20	0.01

The pro forma net income and income per share for each period above excludes the acquired in-process research and development charge of $105.8 million, or approximately $0.67 per share. In addition, the pro forma results of operations for the nine months ended September 30, 2006 include a non-recurring tax benefit of $17.9 million related to the removal of our valuation allowance against certain deferred tax assets. The pro forma information is not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2006 and 2005, or indicative of results that may be achieved in the future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and September 30, 2005

The table below sets forth the results of our operations for the periods indicated and forms the basis for the following discussion of our third quarter operating activities:

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Change Favorable/ (Unfavorable)
	2006	2005	$	%
Hospital-Based Products
Critical Care	$86,374	$42,279	$44,095	104%
Anti-infective	50,662	39,461	11,201	28%
Oncology	10,786	14,523	(3,737)	-26%
Contract manufacturing	2,229	478	1,751

Total Hospital-Based Revenue	150,051	96,741	53,310	55%
Abraxane	52,320	32,053	20,267	63%
Research revenue	773	777	(4)

Total revenue	203,144	129,571	73,573	57%
Cost of sales	85,413	64,360	(21,053)	-33%

Gross profit	117,731	65,211	52,520	81%

Percent to total revenue	58.0%	50.3%
Research and development	21,776	19,270	(2,506)	-13%
Selling, general and administrative	56,489	27,687	(28,802)	-104%
Amortization of merger related intangible assets	13,508	—	(13,508)
Merger-related in-process research and development charge	—	—	—
Merger and transaction expense	2,108	5,944	3,836
Equity income	(1,242)	(283)	959

Total operating expenses	92,639	52,618	(40,021)

Percent to total revenue	45.6%	40.6%
Income from operations	25,092	12,593	12,499
Percent to total revenue	12.4%	9.7%
Interest income	1,047	329	718
Interest expense	(4,686)	(2,401)	(2,285)
Minority interests	—	(5,345)	5,345

Income before income taxes	21,453	5,176	16,277
Income tax expense	7,896	7,066	830

Net income (loss)	$13,557	$(1,890)	$15,447

Net income (loss) per share:
Basic	$0.09	$(0.01)

Diluted	$0.08	$(0.01)

Weighted average common shares outstanding:
Basic	159,002	158,035

Diluted	159,968	158,035

Total Revenue

Total revenue for the three months ended September 30, 2006, increased $73.6 million, or 57%, to $203.1 million as compared to the same 2005 quarter.

Abraxane® revenue for the three months ended September 30, 2006 increased $20.3 million to $52.3 million as compared to $32.1 million in the same quarter of 2005. The increase was primarily due to increased market penetration, the inclusion of $9.1 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca and a $3.0 million reduction in reserves as a result of our periodic review of rebate and chargeback activity. Excluding the recognition of previously deferred revenue and the impact of lower rebate and chargeback experience, total Abraxane® revenue increased to $40.2 million, or 25%, from the previous year’s comparable quarter.

Total revenue of our core hospital-based products, excluding Abraxane®, for the third quarter of 2006 increased $53.3 million, or 55%, to $150.1 million, versus $96.7 million for the same quarter of 2005. This increase was due primarily to product sales relating to the newly acquired products from AstraZeneca. The 55% increase in total revenue from our core hospital-based products over the prior year quarter, excluding Abraxane®, was comprised of a 30% overall unit volume increase and a 2% overall increase in price. Third quarter sales of critical care products increased $44.1 million, or 104%, to $86.4 million as compared to the prior year third quarter due primarily to $41.0 million of net product sales relating to the newly acquired products from AstraZeneca. Net sales of anti-infective products increased $11.2 million, or 28%, to $50.7 million driven by both recently launched antibiotics and strong demand for existing anti-infective products. Net sales of oncology products, excluding Abraxane®, decreased $3.8 million, or 26%, to $10.8 million due to decreased demand for pamidronate as a result of the impact of reimbursement changes which became effective in 2005 and market price pressure on several higher volume products.

Gross Profit

Gross profit for the three months ended September 30, 2006 was $117.7 million, or 58.0% of total revenue, inclusive of the recognition of $9.1 million of revenue previously deferred under the AstraZeneca co-promotion agreement, a $4.7 million charge related to the one-time write-up of finished goods inventory in the merger and a $4.1 million charge relating to the amortization of intangible product rights associated with the AstraZeneca product purchase, as compared to $65.2 million, or 50.3% of total revenue in the same quarter of 2005. Excluding the deferred revenue recognized as part of the co-promotion agreement, impact of the non-cash merger adjustments and non-cash items associated with the AstraZeneca agreement, gross margin as a percentage of total revenue was 59.9%, with the increase over the same quarter of 2005 due primarily to the extended Melrose Park re-validation process in 2005, which did not occur in 2006 and slightly stronger gross margin in hospital-based product lines during the current year third quarter.

Research and Development (“R&D”)

Research and development expense for the third quarter of 2006 increased $2.5 million, or 13%, to $21.8 million as compared to the same quarter in 2005. The increase was due primarily to expense associated with the transfer of products to the new Puerto Rico facility, increased clinical trial activity relating to Abraxane® and Abraxane® scale-up toward EU compliant production in our Grand Island facility. These costs were partially offset by the cessation of development spending in our Switzerland facility, which began commercial production in the first quarter of 2006.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expense for the third quarter of 2006 increased $28.8 million to $56.5 million or 27.8% of total revenue from $27.7 million or 21.4% of total revenue for the same period in 2005. The increase was due primarily to additional Abraxane® costs for commission expense relating to the co-promotion agreement with AstraZeneca, the recent expansion and marketing activities relating to Abraxane® and to a lesser extent costs associated with the launch of Abraxane® in Canada, increased professional fees and stock compensation expense relating to the RSU plans assumed in connection with the merger. The increase in selling, general and administrative expense was partially offset by the cost sharing agreement between us and AstraZeneca.

Amortization and Merger Costs

The third quarter of 2006 included $13.5 million of merger related amortization and approximately $2.1 million in direct merger and transaction related costs and professional fees.

Other Income

Drug Source Company, LLC is 50% owned by one of our wholly owned subsidiaries and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the three months period ended September 30, 2006 was $1.2 million versus $0.3 million in the comparable period of 2005. Research and development expense includes raw material purchases from Drug Source Company of $0.1 million and $0.3 million for the three-month periods ended September 30, 2006 and 2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $5.8 million at September 30, 2006 and $3.8 million at December 31, 2005.

Other Non-Operating Items

Interest income consists primarily of interest earned on invested cash. Interest income increased to $1.0 million for the three months ended September 30, 2006 from $0.3 million for the comparable period in 2005.

Interest expense and other consists primarily of interest expense, the impact of foreign currency charges on intercompany trading accounts and other financing costs. The increase in interest expense was primarily the result of higher average debt levels between the third quarter of 2006 and the third quarter of 2005 and interest expense related to the note payable due to AstraZeneca in June 2007.

Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of the merger. Subsequent to the merger no minority interests charges will be recorded. The three month period ended September 30, 2005, included a $5.3 million charge relating to minority interests.

Provision for Income Taxes

Prior to our merger with ABI, ABI and APP had filed separate, stand-alone federal income tax returns. As a result, ABI did not expect to realize the benefit of $17.9 million of net operating loss carry forwards. These net operating loss carry forwards are now available and were recognized in the second quarter of 2006 in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 36.8% and 137% for the three months ended September 30, 2006 and 2005, respectively.

Nine Months Ended September 30, 2006 and September 30, 2005

The table below sets forth the results of our operations for the periods indicated and forms the basis for the following discussion of our nine month operating activities:

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Nine months ended September 30,		Change Favorable/ (Unfavorable)
	2006	2005	$	%
Hospital-Based Products
Critical Care	$179,626	$119,100	$60,526	51%
Anti-infective	157,290	129,137	28,153	22%
Oncology	40,932	38,872	2,060	5%
Contract manufacturing	6,424	598	5,826

Total Hospital-Based Revenue	384,272	287,707	96,565	34%
Abraxane	118,763	86,277	32,486	38%
Research revenue	5,376	1,169	4,207

Total revenue	508,411	375,153	133,258	36%
Cost of sales	211,170	167,167	(44,003)	-26%

Gross profit	297,241	207,986	89,255	43%

Percent to total revenue	58.5%	55.4%

Research and development	72,298	50,185	(22,113)	-44%
Selling, general and administrative	126,745	91,797	(34,948)	-38%
Amortization of merger related intangible assets	24,766	—	(24,766)
Merger-related in-process research and development charge	105,777	—	(105,777)
Merger and transaction expense	26,375	5,944	(20,431)
Equity income	(2,025)	(1,808)	217

Total operating expenses	353,936	146,118	(207,818)

Percent to total revenue	69.6%	38.9%
(Loss) income from operations	(56,695)	61,868	(118,563)
Percent to total revenue	-11.2%	16.5%
Interest income	3,387	970	2,417
Interest expense and other	(9,741)	(3,610)	(6,131)
Minority interests	(11,383)	(18,792)	7,409

(Loss) income before income taxes	(74,432)	40,436	(114,868)
Income tax expense	914	25,421	(24,507)

Net (loss) income	$(75,346)	$15,015	$(90,361)

Net (loss) income per share:
Basic	$(0.47)	$0.10

Diluted	$(0.47)	$0.09

Weighted average common shares outstanding:
Basic	158,755	157,511

Diluted	158,755	159,691

Total revenue

Total revenue for the nine-month period ending September 30, 2006, increased $133.3 million, or 36%, to $508.4 million, as compared to the same period in 2005.

Abraxane® revenue for the first nine months of 2006 increased $32.5 million, or 38%, to $118.8 million as compared to $86.3 million in the prior year period. The increase was primarily due to increased market penetration as the product matures and inclusion of a full nine months’ sales in 2006 as compared to 2005 in which Abraxane® launched in February and the inclusion of $9.1 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca.

Total revenue of our hospital-based products, excluding Abraxane®, increased $96.6 million to $384.3 million, versus $287.7 million in 2005. The increase was primarily due to product sales relating to the newly acquired products from AstraZeneca, favorable market conditions, newly launched products and stronger demand for products manufactured at our Melrose Park facility. The 34% increase, which excludes Abraxane® revenue, was comprised of a 9% unit volume increase and a 7% overall increase in price. Total revenue for the period ending September 30, 2006 for critical care products increased $60.5 million, or 51%, to $179.6 million as a result of $41.0 million of net product sales relating to the newly acquired products from AstraZeneca, continued strong demand and favorable market conditions for certain products. Total revenue for anti-infective products increased $28.2 million, or 22%, to $157.3 million in the first nine months of 2006 as compared to the prior year period driven by recently launched antibiotics and strong demand for previously existing products. Total revenue for oncology products, excluding Abraxane®, increased $2.1 million, or 5%, to $40.9 million due to recently launched products and stronger demand for products manufactured at our Melrose Park facility.

Research revenue increased to $5.4 million in the first nine months of 2006 as compared to $1.2 million in the prior year period due to achievement of a $3.0 million milestone payment received and recognition of $1.2 million in deferred revenue, both resulting from the 2005 licensing of Abraxane in Japan to Taiho.

Gross Profit

Gross profit in the first nine months of 2006 was $297.2 million, or 58.5% of total revenue, inclusive of the recognition of $9.1 million of revenue previously deferred under the AstraZeneca co-promotion agreement, a $12.5 million charge related to the one-time write-up of finished goods inventory in the merger and a $4.1 million charge relating to the amortization of intangible product rights associated with the AstraZeneca product purchase, as compared to $208.0 million, or 55.4% of total revenue in the same period of 2005. Excluding deferred revenue recognized as part of the co-promotion agreement, the impact of the non-cash merger adjustments and non-cash items associated with the AstraZeneca agreement, 2006 gross margin as a percentage of total revenue for the nine months ended September 30, 2006, was 61.0% with the increase over 2005 due primarily to the prior year extended Melrose Park re-validation process and slightly stronger gross margin in hospital-based product lines during the current year.

Research and Development

Research and development expense for the nine months ended September 30, 2006, increased $22.1 million, or 44%, to $72.3 million as compared to comparable period in 2005 due primarily to increased Abraxane clinical trial activity, expense associated with the transfer of products to the new Puerto Rico facility, stock compensation expense related to the RSU plans assumed in connection with the merger and Abraxane® scale-up toward EU compliant production in the Grand Island facility. The costs were partially offset by the cessation of development spending in our Switzerland facility, which began commercial production in the first quarter of 2006.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2006 increased $34.9 million to $126.7 million or 24.9% of total revenue from $91.8 million or 24.5% of total revenue, for the comparable period in 2005. The increase was due primarily to additional Abraxane® related expenses including, costs associated with the recent expansion and marketing activities, additional Abraxane® costs for commission expense relating to the co-promotion agreement with AstraZeneca, and to a lesser extent costs associated with the launch of Abraxane® in Canada, increased professional fees and stock compensation expense relating to the RSU plans we assumed in connection with the merger. The increase in selling, general and administrative expense was partially offset by the cost sharing agreement between us and AstraZeneca.

Amortization and Merger Costs

Amortization and merger costs for the nine months ended September 30, 2006, included $156.9 million of merger related expenses, including a one-time non-cash charge of $105.8 million related to the valuation of acquired in-process research and development, $24.8 million in amortization of merger-related intangible assets, $9.0 million in stock-compensation expense related to shares issued to ABI employees in the merger and approximately $17.4 million in direct merger and transaction related costs and professional fees.

Other Income

Drug Source Company, LLC is 50% owned by one of our wholly owned subsidiaries, and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the nine months ended September 30, 2006 was $2.0 million versus $1.8 million in the respective 2005 period. Research and development expense includes raw material purchases from Drug Source Company of $0.2 million and $2.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $5.8 million at September 30, 2006 and $3.8 million at December 31, 2005.

Other Non-Operating Items

Interest income consists primarily of interest earned on invested cash. Interest income increased to $3.4 million in the first nine months of 2006 from $1.0 million for the prior year period as a result of higher average cash and short-term investment balances and higher interest rates.

Interest expense and other consists primarily of interest expense, the impact of foreign currency charges on intercompany trading accounts and other financing costs. The increase in interest expense was primarily the result of higher average debt levels between 2006 and 2005 and interest expense related to the note payable due to AstraZeneca in June 2007.

Minority interests decreased to $11.4 million in the first nine months of 2006 from $18.8 million in the same period last year, the decrease resulting primarily from the closing of the merger. Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of the merger. Subsequent to the merger, no minority interests charges will be recorded.

Provision for Income Taxes

Prior to our merger with ABI, ABI and APP had filed separate, stand-alone federal income tax returns. As a result, ABI did not expect to realize the benefit of $17.9 million of net operating loss carry forwards. These net operating loss carry forwards are now available and were recognized in the second quarter of 2006 in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 35.0% and 63% in the nine month periods ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods identified:

	September 30, 2006	December 31, 2005
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$30,863	$83,273

Working capital	$122,749	$248,284

Total assets	$1,752,786	$524,229

Total stockholders’ equity	$995,184	$68,140

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$294,071	$24,188

Purchase of property, plant and equipment	$(86,653)	$(40,101)

Purchase of product license rights and other	$(331,029)	$(3,731)

Sale of short-term investments	$54,306	$35,190

Financing activities	$69,888	$24,909

Capital Requirements

Our future capital requirements depend on numerous factors including:

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane®, the newly acquired AstraZeneca products and our core injectable products;

•	R&D, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the cost to upgrade and expand our product development and research capabilities;

•	the requirements of any potential future acquisitions, asset purchases or equity investments, including the acquisition of our own stock; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We presently anticipate that our 2006 capital expenditure requirements will approximate $50 million, excluding the acquisition of a $46.5 million aircraft and the $32.5 million Puerto Rico facility from Pfizer.

Adequate funds for these and other purposes may not be available when needed or on terms acceptable to us, and we may need to raise capital that may not be available on terms favorable or acceptable to us, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive or undesirable covenants and costs. If we cannot raise money when needed, we may have to reduce or slow Abraxane® activity, reduce capital expenditures or scale back development of new products. We were in compliance with all debt covenants at September 30, 2006.

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

Sources and Uses of Cash

Operating Activities

During the nine months ended September 30, 2006, net cash provided by operating activities was $294.1 million as compared to the $24.2 million of cash provided by operations in the first nine months of 2005. The increase in cash provided by operations for the first nine months of 2006 was due primarily to $200.0 million received with respect to the Abraxane® co-promotion agreement with AstraZeneca, net $23.9 million in cash proceeds from accounts receivable and strong operating results, exclusive of the impact of the merger purchase accounting.

Investing Activities

Our investing activities have consisted principally of capital expenditures necessary to expand and maintain our manufacturing and research capabilities and infrastructure and, to a lesser extent, outlays necessary to acquire various product or intellectual property rights.

During the nine months ended September 30, 2006, investing activities included a use of cash of $329 million relating to the purchase of products from AstraZeneca. Also included in investing activities in the first nine months of 2006 and 2005 were proceeds of $54.3 million and $35.2 million, respectively, related to our net sales of short-term, highly liquid, available for sale, municipal variable rate demand notes. These investments were recorded at cost and could generally be redeemed upon seven days notice.

Net cash used for the acquisition of property, plant and equipment totaled $86.7 million and $40.1 million in the first nine months of 2006 and 2005, respectively, and in both periods was due primarily to investment in our core manufacturing and development capabilities, exclusive of the corporate aircraft purchased in 2006 for $46.5 million.

Financing Activities

Financing activities generally include proceeds from borrowing under our credit facility, cash flows from the proceeds from the exercise of employee stock options and the issuance or repurchase of our stock. Net cash provided by financing activities totaled $69.9 million in the first nine months of 2006 as compared to $24.9 million in the same period last year, which includes the $75.0 million note payable associated with the AstraZeneca agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our consolidated financial statements are discussed below. Actual results could vary from those estimates.

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

We have internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related reserve requirements. As further described below, due to the nature of our injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data and updated for any applicable changes in available information provides a reliable basis for such estimates.

Sales to our three major wholesale customers comprised 69% of total revenue for the nine months ended September 30, 2006. We periodically review the wholesale supply levels of our more significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our core hospital-based products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our core hospital-based distribution channels has not had a significant impact on our historic sales comparisons or sales provisions.

Other Deferred Revenue

Other deferred revenue consists of upfront payments earned from our co-promotion agreement with AstraZeneca and our agreement with Taiho Pharmaceutical Co., LTD. Such deferred revenue is recognized as earned ratably over the life of each agreement.

Sales Provisions

Our sales provisions totaled $538.4 million and $448.7 million in the first nine months of 2006 and 2005, respectively, and related reserves totaled $162.1 million and $84.7 million at September 30, 2006 and December 31, 2005, respectively. The increase in reserves relates primarily to chargeback reserves associated with the sales of products purchased from AstraZeneca, as well as, the timing of the related chargeback payments.

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

Our net chargeback reserve totaled $124.2 million and $47.8 million at September 30, 2006 and December 31, 2005, respectively. The methodology used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material. A one percent decrease in our estimated end-user contract-selling prices would reduce total revenue for the nine months ended September 30, 2006 by $0.6 million and a one percent increase in wholesale units pending chargeback at September 30, 2006 would decrease total revenue for the nine months ended September 30, 2006 by $0.7 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $14.9 million at September 30, 2006, comparable to the $12.2 million balance at December 31, 2005. A one-percent increase in the estimated rate of contractual allowances to sales at September 30, 2006 would increase the provision for contractual allowances by $2.8 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $10.9 million and $16.2 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the first nine months of 2006 by $3.1 million.

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

At September 30, 2006, inventory included $2.5 million in cost relating to hospital-based products pending FDA approval on that date. At September 30, 2006, inventory included 19 items that were awaiting approval and individually no specific items were greater than 1% of total inventory. In the event that the FDA approval is unduly delayed or denied, we may have to provide for and expense all or a portion of, such inventory. At December 31, 2005, inventory included $9.5 million in cost relating to core hospital-based products pending FDA approval on that date. Included in the amount pending approval at December 31, 2005 was $7.4 million of Ceftriaxone, which was approved by the FDA in February 2006.

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

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. In addition, for the nine months ended September 30, 2006, cost of sales included amortization of the inventory step-up associated with our merger with ABI of $12.5 million and amortization of product rights purchased from AstraZeneca of $4.1 million.

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. Research and development costs also include costs associated with our Puerto Rico and Switzerland facilities activities prior to commercial production. We have invested and will continue to invest in research and development to expand our new product offerings, enhance our manufacturing capabilities and grow our business.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, facilities, risk management and professional fees.

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation was recorded as an expense in the current year. In addition, our prior year results have been restated as if we had used the fair value method during previous periods. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four year period, while awards under the RSU II plan vest over a one, two or four year period.

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, uses the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan. Additionally, expense related to the RSU plans is based on the lower of the market-price or $28.27 and is expensed on a straight line basis over the applicable vesting period. Pre-tax stock-based employee compensation costs for the nine-month periods ended September 30, 2006 and 2005 were $24.0 million, including $14.6 million relating to the RSU plans, and $10.5 million, respectively. Also in connection with the retrospective application, our December 31, 2005 balance sheet reflects an increase in the deferred tax benefit of $2.1 million, an increase in minority interests of $0.6 million, an increase in additional paid-in capital of $9.3 million and a decrease in retained earnings of $8.8 million.

Refer to Note 8, Stock Compensation Plans, in the footnotes to the condensed consolidated financial statements for a detail of financial statement changes caused by the retrospective application.

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

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily were required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Consistent with the SEC’s recommendations to public companies, we have formed a disclosure committee consisting of key personnel designed to review the accuracy and completeness of all disclosures made by us. We have carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Management determined that, as of September 30, 2006, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The following discussion is limited to material developments and should be read in conjunction with those earlier reports. Unless otherwise indicated, all legal proceedings discussed in those earlier reports remain outstanding.

In August 2006, we filed a response to Elan’s complaint contending that we did not infringe on the Elan patents and that the Elan patents are invalid.

In September 2006, a motion to dismiss our counterclaim was filed in the arbitration matter with our former officer and employee. This motion is currently under submission with the arbitration panel.

ITEM 1A.    RISK FACTORS

The following items are representative of the risks, uncertainties and assumptions that could affect the outcome of our forward looking statements and actual results could be materially different.

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

We may not be able to successfully integrate our operations in a timely manner, or at all, and we may not realize the anticipated benefits of the merger, including synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the merger are based on assumptions and current expectations, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that our relationships with existing or potential customers, suppliers or strategic partners is adversely affected as a consequence of the merger, or by practical or legal constraints on our ability to combine operations. Furthermore, financial projections based on these assumptions relating to integration may not be correct if the underlying assumptions prove to be incorrect.

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

We have made and will continue to make a significant investment in Abraxane®, including costs associated with conducting clinical trials and obtaining necessary regulatory approvals for the use of Abraxane® in other indications and settings, expansion of our marketing, sales and manufacturing staff, the acquisition of paclitaxel raw material, and the manufacture of finished product. The success of Abraxane® in the Phase III trial for metastatic breast cancer and other clinical trials may not be representative of the future clinical trial results for Abraxane® with respect to other clinical indications. The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials, including those ongoing at present. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	slower than anticipated patient enrollment

•	difficulty in finding and retaining patients fitting the trial profile or protocols

•	adverse events occurring during the clinical trials

Although approved by the U.S. Food and Drug Association, or the FDA, for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. For the nine months ended September 30, 2006 total Abraxane® revenue was $118.8 million, including $9.1 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Abraxane® revenue represented approximately 23.4% of our total revenue. We anticipate that sales of Abraxane® will remain a significant portion of our revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®. Our inability to successfully manufacture, market and commercialize Abraxane® could cause us to lose some of the investment we have made and will continue to make to commercialize this product.

If we are unable to develop and commercialize new products, our financial condition will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. We have approximately 60 new product candidates under development with 27 Abbreviated New Drug Applications for new injectable products currently pending at the FDA. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

Our top ten products, including Abraxane®, comprised approximately 57.3% of our total revenue for the nine months ended September 30, 2006. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising and promotion of our products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA and the Department of Health and Humans Services Office of Inspector General (OIG). Our business is also subject to regulation in foreign countries. Compliance with these regulations is costly and time-consuming.

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

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia, in addition to the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm our business.

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

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Hospira, Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), Sicor Inc. (recently acquired by Teva) and Mayne Pharma (pending acquisition by Hospira, Inc.) and, in the future, increased competition from new, foreign competitors. Smaller and foreign companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol Myers’ Taxol® and its generic equivalents, Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane®. Many of our competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than us. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

Any reduction in demand for our products could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, or loss of market share. These competitive pressures could adversely affect our business and operating results.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Reimbursement by such payors is presently undergoing reform and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

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

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, significant uncertainty exists as to the reimbursement status of newly approved injectable pharmaceutical products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.

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

We may license rights to or acquire products from third parties. Additionally, we are in the process of establishing our capabilities in biologic generic products so that we may be able to offer such products when regulatory approvals and patents allow for such products. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire these products. We may not be able to license rights to or acquire these proprietary or other products on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, significant up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss.

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

On April 18, 2006, we entered into a credit agreement with a syndicate of banks for a $450 million three-year unsecured revolving credit facility, with a sub-limit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Among other things, the credit agreement restricts the payment of dividends by us, and restricts our ability to incur indebtedness and make future loans to third parties, other than under circumstances set forth in the credit agreement. In addition, our ability to borrow under this credit facility is subject to our ongoing compliance with certain financial and other covenants, such as minimum net worth, maximum funded debt to EBITDA ratio and maximum EBITDA to interest expense ratio. These operational and financial covenants could hinder our ability to finance future operations or capital needs or to pursue available business opportunities, including the purchase of additional facilities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under this credit facility. If a default occurs, the relevant lenders could elect to declare the outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable. Further, we may require additional capital in the future to expand business operations, acquire businesses or facilities, or replenish cash expended sooner than anticipated and such additional capital may not otherwise be available on satisfactory terms.

Entities affiliated with our Chief Executive Officer own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of November 3 , 2006, entities affiliated with our chief executive officer owned approximately 83.7% of our common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. Although these entities have executed a corporate governance and voting agreement in connection with the merger, that agreement will terminate by its terms no later than the 2007 annual stockholders’ meeting. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams, Each of the members of the executive management team is employed “at will”. Only Carlo Montagner, president of Abraxis Oncology, a division of our company, and Lisa Gopalakrishnan , our chief financial officer, have employment agreements with us. The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. Our patents and those for which we have or will license rights, including for Abraxane®, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third-party patents could reduce the coverage of the patents licensed, or that may be license to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the federal Anti-Kickback Statute and its various state analogues, the federal False Claims Act and marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. We may have to change our advertising and promotional business practices, or our existing business practices could be challenged as unlawful due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect our business.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Historically we have carried product liability insurance and we expect to continue such policies. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention and adversely affect our reputation and the demand for our products.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report on Form 10-K, management’s assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to attest to whether management’s assessment of the effectiveness of internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. ABI, as a privately held company, was not required to review or assess its internal control procedures. Following the merger, we are required to modify and apply the disclosure controls and procedures, internal controls and related corporate governance policies to include the current operations of ABI. If we fail to timely complete the development of the combined company’s internal controls and management is unable to make this assessment, or if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

A change in accounting standards or practices can have a significant effect on our reported results and may even affect its reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way it conducts business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS 123(R). FAS 123(R) requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. We adopted FAS 123(R) in the first quarter of 2006 using the modified retrospective approach. Under this approach, the fair value of stock-based employee compensation was recorded as an expense in the current year. In addition, our prior year results have been restated as if we had used the fair value method during previous periods. The adoption of FAS 123(R) is expected to have a material adverse effect on our results of operations for 2006 and subsequent periods. However, we do not believe the application of FAS 123(R) will have a direct impact on our overall financial position or liquidity.

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

The market price for our common stock has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of technological innovations or new products or services by us or our competitors;

•	reductions in the market share of our products;

•	the inability to increase the market share of Abraxane® at a sufficient rate;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our 2006 Annual Meeting of Stockholders on August 1, 2006.

(b)	Omitted pursuant to Instruction 3.

(c)	The two items voted upon at the annual stockholders meeting were to: (i) elect eight directors to hold office until the 2007 Annual Meeting of Stockholders (“Item One”); and (ii) ratify and approve the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 (“Item Two”).

The voting was as follows:

	In Favor	Against (“Withheld” for purposes of Item One)	Abstain	Broker Non-Votes
Item One
Patrick Soon-Shiong, M.D.	152,752,015	2,217,225	—	—
David S. Chen, Ph.D.	154,690,852	268,115	—	—
Stephen D. Nimer, M.D.	154,709,833	259,407	—	—
Leonard Shapiro	154,691,609	277,631	—	—
Kirk K. Calhoun	154,693,232	276,008	—	—
Sir Richard Sykes	154,452,478	619,762	—	—
Michael D. Blaszyk	154,466,128	603,112	—	—
Michael S. Sitrick	149,816,277	5,152,963	—	—
Item Two	154,798,194	149,995	13,187	—

All nominees for the Board of Directors were declared to have been elected as directors to hold office until the 2007 Annual Meeting of Stockholders, or until their successors are elected and qualified or until their earlier death, resignation or removal. Item Two was declared to have been approved.

(d)	Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ Lisa Gopalakrishnan
Lisa Gopalakrishnan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 9, 2006

Exhibit Index

2.1(12)	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. and, with respect to specified matters, Patrick Soon-Shiong and certain other ABI shareholders

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Bylaws of the Registrant

3.3(13)	Certificate of Merger of American BioScience, Inc. into American Pharmaceutical Partners, Inc., dated April 18, 2006

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2(13)	Specimen Stock Certificate of the Registrant

4.3(3)	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock

4.4(13)	Registration Rights Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein

4.5(13)	Corporate Governance and Voting Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein

10.1(4)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.2(3)	1997 Stock Option Plan

10.3(11)	2001 Stock Incentive Plan, including forms of agreements thereunder

10.4(3)	2001 Employee Stock Purchase Plan, including forms of agreements thereunder

10.5(3)	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P.

10.6(4)	Tax Sharing and Indemnification Agreement dated July 25, 2001, between the Registrant and American BioScience

10.7(4)	Agreement, dated as of July 25, 2001, between the Registrant and American BioScience

10.8(2)	License Agreement, dated as of November 20, 2001, between the Registrant and American BioScience

10.9(7)	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East in Schaumburg, Illinois, known as Schaumburg Corporate Center

10.10(5)	Agreement dated as of March 11, 2004, between the Registrant and American BioScience

10.11(6)	Credit Agreement dated September 2, 2004 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.12(7)	Description of the 2005 Corporate Bonus Plan

10.13(7)	2005 Base Salaries for Named Executive Officers

10.14(8)	Description of Non-Employee Director Cash Compensation Program

10.15(8)	Amended and Restated 2001 Non-Employee Director Option Program

10.16(9)	Total Commitment Increase Agreement and First Amendment to Credit Agreement, dated August 2, 2005

10.17(10)	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder

10.18(10)	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder

10.19(13)	Escrow Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and Fifth Third Bank

10.10(13)	Credit Agreement dated April 18, 2006 among the Registrant, Fifth Third Bank, Wachovia Bank, and various lenders

10.11(13)	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer Inc.

10.12(15)	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner.

10.13(15)*	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited

10.14(15)*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited

10.15(15)*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited.

10.16(15)	Agreement, dated April 18, 2006, between Registrant and RSU LLC.

10.17(15)*	Manufacturing and Supply agreement, dated June 28, 2006 between the Registrant and AstraZeneca LP.

10.18(15)*	Manufacturing and Supply agreement, dated June 28, 2006 between the Registrant and AstraZeneca Pharmaceuticals LP.

10.19(14)	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan.

10.20	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teachers’ Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California.

10.21*	Aircraft Purchase and Sale Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

Description

(1)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001.

(2)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 13, 2001.

(3)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001.

(4)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(6)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004.

(7)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005.

(8)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005.

(9)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005.

(10)	Incorporated by reference to Registrant’s Registration Statement filed on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006.

(11)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005.

(12)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005.

(13)	Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(14)	Incorporated by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006.

(15)	Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.