Form 10-K
period 2006-12-31
Abraxis BioScience, Inc.
filed 2007-03-01
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-33407

Abraxis BioScience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of incorporation)	(I.R.S. Employer Identification No.)

11755 Wilshire Boulevard, Suite 2000	(310) 883-1300
Los Angeles, CA 90025	(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒                 Accelerated Filer ☐                 Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $611.8 million based on the Nasdaq closing price of $23.84 per common share on that date. The registrant has no non-voting common stock.

As of February 23, 2007, the registrant had 166,130,944 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Abraxis BioScience, Inc.

FORM 10-K

For the Year Ended December 31, 2006

PART I

Item 1. BUSINESS

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•

the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane® and the U.S. branded products acquired from AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca plc;

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

•

our ability, and that of our suppliers, to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

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

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Item 1A: Risk Factors” below and other documents we file from time to time with the Securities and Exchange Commission for a more detailed description of these risks and other factors that may affect the forward-looking statements. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, is an integrated global biopharmaceutical company dedicated to meeting the needs of critically ill patients. We develop, manufacture and market one of the broadest portfolios of injectable products and leverage revolutionary technology such as our nab ™ platform to discover and deliver breakthrough therapeutics that transform the treatment of cancer and other life-threatening diseases. The first FDA approved product to use this nab platform, Abraxane®, was launched in 2005 for the treatment of metastatic breast cancer. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

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

We began in 1996 with an initial focus on U.S. marketing and distribution of injectable pharmaceutical products manufactured by others. In June 1998, we acquired Fujisawa USA, Inc.’s injectable pharmaceutical business, including manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. We also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were approved by or pending with the FDA.

In February 2007, we acquired Pfizer Inc.’s Cruce Davila manufacturing facility in Barceloneta, Puerto Rico. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologics and metered dosed inhalers. The acquisition also included a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant (which we have leased back to Pfizer), and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. We expect to begin commercial manufacturing from this site in the first half of 2007.

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI, our former parent. In connection with the closing of that merger, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc.

We operate in two business segments: Abraxis BioScience (ABI), representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary products, including Abraxane® and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care, anti-infectives, and markets the proprietary products we acquired from AstraZeneca. Comparative segment revenues and related financial information for 2006, 2005 and 2004 are presented in “Note 16, Segment Information” to our consolidated financial statements. We are incorporating by reference that information into this Annual Report on Form 10-K.

Our Products

Injectable Pharmaceuticals Products under Development

Since June 1998, when we acquired seven pending abbreviated new drug applications, or ANDAs, we have filed 85 applications with the FDA and received a total of 69 product approvals. We received 10 ANDA approvals in 2006 and one tentative approval to date in 2007. We currently have 31 ANDAs pending with the FDA and over 60 product candidates under development across our oncology, anti-infective and critical care product categories.

Injectable Oncology Products

We presently manufacture and market 16 injectable oncology product families. According to IMS US Health, Inc., or IMS, a pharmaceutical market research firm, during 2006, we were the market leader for five of these products in terms of units sold in the United States, selling more units than the innovators and generic competitors. Net sales of our injectable oncology products, excluding Abraxane®, were approximately $58.0 million in 2006 and $51.1 million in 2005.

Our oncology products include:

Carboplatin. Carboplatin is indicated for the initial treatment of advanced ovarian carcinoma in combination with other chemotherapeutic agents and for the palliative treatment of recurrent ovarian carcinoma after prior chemotherapy. Carboplatin is the generic equivalent of Bristol-Myers Squibb Company’s Paraplatin®. We launched the liquid and lyophilized versions of Carboplatin in October 2004, and we received approval for the liquid, 600 mg, multi-dose vial form of the product in February 2006.

Fluorouracil. Fluorouracil is part of a class of drugs known as “antineoplastics” which are used in the treatment of various cancers to slow or stop the growth of cancer cells. Fluorouracil is indicated for the palliative management of carcinoma of the colon, rectum, breast, stomach and pancreas and is the generic equivalent of SICOR, Inc.’s Adrucil®. We launched fluorouracil in December 1998.

Ifosfamide. Ifosfamide is a chemotherapy drug used to treat germ cell testicular cancer and is often given in combination with Mesna. Bristol-Myers Squibb originally marketed ifosfamide under the brand name Ifex®. In response to customer requests, we were the first to offer individually packaged generic ifosfamide; our lyophilized form eliminated the need for the refrigerated storage required by the previous generic ifosfamide/mesna kit packaging. We launched ifosfamide in July 2002 with 180-day exclusivity.

Mesna. Mesna is a cytoprotectant used to treat the side effects associated with certain chemotherapy drugs. Bristol-Myers Squibb originally marketed mesna under the brand name Mesnex®. Launched in May 2001, we were the first to market a generic version of mesna.

Pamidronate. Pamidronate disodium is a bone-resorption inhibitor used to treat hypercalcemia associated with a malignancy, with or without bone metastates, and Paget’s disease. Pamidronate disodium is the generic equivalent of Novartis AG’s Aredia®. We launched the liquid formulation of this product in May 2002 and offer the product in a unique plastic vial.

Injectable Anti-Infective Products

We manufacture and market 21 injectable anti-infective product families. According to IMS, we were the United States market leader for seven injectable anti-infective products in terms of units sold during 2006. Our injectable anti-infective products generated net sales of approximately $213.5 million in 2006, $169.8 million in 2005 and $125.1 million in 2004.

We believe we offer one of the most comprehensive portfolios of injectable anti-infective products, including ten different classes of antimicrobials. We believe we are the only generic pharmaceutical company that owns and operates a dedicated cephalosporins manufacturing facility in the United States. The FDA requires dedicated facilities for the manufacture of cephalosporins. We currently are the only generic competitor offering first-generation, second-generation and third generation generic cephalosporins. According to IMS, the 2006 markets for second and third generation cephalosporins were approximately $58.9 million and $270.8 million, respectively.

Our anti-infective product line includes:

Ampicillin. Ampicillin is a penicillin based antibiotic, which treats various types of infections of the skin, central nervous system, heart, respiratory tract, sinuses, ear and kidney. We launched Ampicillin in January 2001.

Ampicillin and Sulbactam. Ampicillin and Sulbactam is an injectable antimicrobial combination product consisting of the seminsynthetic antibiotic ampicillin sodium and the beta-lactamase inhibitor sulbactam sodium. Administered intravenously or intramuscular, Ampicillin and Sulbactam is indicated for the treatment of several skin and skin structure, intra-abdominal and gynecological infections due to susceptible strains of microorganisms. Ampicillin and Sulbactam is the generic equivalent of Pfizer Inc.’s Unasyn®. We launched this product in November 2005.

Azithromycin. Azithromycin is indicated for the treatment of community-acquired pneumonia and pelvic inflammatory disease when caused by susceptible microorganisms. Azithromycin is the generic equivalent of Pfizer Inc.’s Zithromax®. We launched this product in February 2006.

Cefoxitin. Cefoxitin is a second-generation cephalosporin with a broad range of anti-microbial activity. Cefoxitin is often used for gynecological infections, especially in peri-operative prophylaxis. Many infections caused by gram-negative bacteria resistant to some cephalosporins and penicillins respond to cefoxitin. Merck & Co., Inc marketed the innovator product under the brand name Mefoxin®.

Vancomycin. Vancomycin is an antibiotic used to treat some types of Staph, Strep or other infections, particularly in patients who are allergic to penicillins or cephalosporins. Eli Lilly and Company originally marketed vancomycin under the brand name Vancocin®.

Injectable Critical Care Products

We manufacture and market more than 63 injectable critical care product families, including the eight product families we acquired from AstraZeneca. According to IMS, excluding the products we acquired from AstraZeneca, 16 of our critical products held first position and 7 held second position in the United States market in terms of units sold in 2006. Our critical care product line encompasses a wide range of products essential to hospitals and clinics, ranging from anesthetics and analgesics, to diluents, to heart medications, to steroidal products to sedatives. Our injectable critical care products generated net sales of approximately $303.5 million for the year ended December 31, 2006, including the products we acquired from AstraZeneca, $163.6 million in 2005 and $178.2 million in 2004.

Our critical care products include:

Diprivan®. Diprivan is an intravenous sedative-hypnotic agent and the first of a new class of intravenous anesthetic agents—the alkylphenols. Diprivan is indicated for the induction of general anesthesia in adult and pediatric patients; maintenance of general anesthesia in adult and pediatric patients; and intensive care unit sedation for intubated, mechanically ventilated adults. Zeneca Pharmaceuticals first commercially introduced Diprivan in the United States in 1989, and we purchased this product from AstraZeneca in June 2006.

Heparin. Injectable heparin is a blood thinner used to prevent and treat blood clotting, especially during and after surgery. We manufacture one of the most comprehensive lines of injectable therapeutic heparin. We currently are one of four competitors for injectable heparin therapeutic and flush markets.

Naropin®. Naropin is a long-acting local anesthetic that contains ropivicaine HCI, which is a member of the amino amide class of local anesthetics. Naropin is indicated for the induction of local or regional anesthesia for surgery and for acute pain management. AstraZeneca developed Naropin, and we purchased this product from AstraZeneca in June 2006.

Oxytocin. Oxytocin is used to induce labor at term and control postpartum bleeding. Wyeth-Ayerst originally marketed oxytocin under the brand name Pitocin®.

Xylocaine®. Xylocaine is used as a local anesthetic in dental procedures, and can be used for local infiltration, minor and major nerve blocks, epidural block, arthroscopy and intravenous regional anesthesia. We purchased Xylocaine from AstraZeneca in June 2006.

Abraxane®, a proprietary injectable oncology product

Abraxane Overview

Abraxane® is a next generation, nanometer-sized, solvent-free taxane that was approved by the FDA in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. Taxanes are one of the most widely used chemotherapy agents. We believe the successful launch of Abraxane®, with net revenue of $133.7 million in 2005 and $174.9 million, which includes revenue related to the AstraZeneca co-promotion agreement, in 2006, validates our nab™ tumor targeting technology described below. Effective January 1, 2006, we received a unique reimbursement “J” code for Abraxane® , which facilitates reimbursement from Medicare and Medicaid as well as private payors.

First clinical validation of nab ™ tumor targeting technology

Abraxane® represents the first in a new class of protein-bound taxane particles that takes advantage of albumin, a natural carrier of water insoluble molecules (e.g., various nutrients, vitamins and hormones) found in humans. Because tumors have an increased need for nutrients to support rapid malignant growth, albumin complexes accumulate preferentially in tumors. Recent molecular analyses have identified receptor-mediated pathways (gp60) facilitating active transport of albumin complexes from the blood into tissues and resulting in preferential accumulation in tumors by tumor-secreted proteins (SPARC), which attract albumin. Abraxane® consists only of paclitaxel nanometer-sized albumin-bound particles and, in a pivotal 460 patient Phase III clinical trial, demonstrated an almost doubling of the response rate, a longer time to tumor progression in metastatic breast cancer as well as an increased survival in patients previously treated for metastatic disease when compared to Taxol®. We believe that our nab™ tumor targeting technology and these albumin pathways allow more rapid delivery of paclitaxel to the cancer cells, with preferential accumulation while at the same time allowing less drug indiscriminately into normal, healthy cells. This is supported by the clinical findings demonstrated by Abraxane®.

Overcoming the obstacles and toxicity of solvents

Many oncology drugs are water insoluble and thus require solvents to formulate the drugs for injection. Taxol ® contains the active ingredient paclitaxel dissolved in the toxic solvent Cremophor. The toxicity of Cremophor limits the dose of Taxol ® that can be administered, potentially limiting the efficacy of the drug. Furthermore, patients receiving Taxol® require pre-medication with steroids to prevent the toxic side effects associated with Cremophor and, in some cases, require a growth factor such as G-CSF to overcome low white blood cell levels resulting from chemotherapy.

Abraxane® utilizes our nab™ tumor targeting technology to encapsulate an amorphous form of paclitaxel in albumin, a human protein found in blood and avoids the need for Cremophor. Because it contains no Cremophor solvent, this next-generation taxane product enables the administration of 50% more chemotherapy with a well-tolerated safety profile, requires no routine premedication to prevent hypersensitivity reactions, can be given over a shorter infusion time using standard IV tubing and reduces the need for G-CSF support.

Abraxane® Clinical Development, Label Expansion and Global Commercialization Plans

We have embarked upon a comprehensive clinical development plan to maximize the commercial potential of Abraxane ® in various cancers, including breast, lung, skin and stomach. Approximately 143 Abraxane® clinical studies (including investigator-initiated studies) were planned or underway as of December 31, 2006 for various indications.

In December 2006, data was presented at the 29th Annual San Antonio Breast Cancer Symposium (SABCS) from an interim analysis of a randomized, head-to-head Phase II trial of Abraxane® versus Taxotere® (docetaxel) Injection Concentrate, in the first-line treatment of metastatic breast cancer. The interim analysis showed that first-line treatment with weekly Abraxane® (100 and 150 mg/m2) increased tumor response rate by greater than 60 percent with less toxicity versus Taxotere® (100 mg/m2) given every three weeks in patients with metastatic breast cancer. Although the data are not fully mature, the interim analysis showed that all three Abraxane® regimens currently have longer progression-free survivals than Taxotere® dosed every three weeks. Based on these encouraging data, we plan to initiate a worldwide head-to-head Phase III registration trial comparing weekly Abraxane® to every three week Taxotere® for the treatment of first-line metastatic breast cancer. The Phase III registration trial is expected to begin in the first half of 2007 in multiple sites throughout North America, Eastern and Western Europe, and Asia-Pacific.

We continue to study the use of Abraxane® in a variety of oncology settings and intend to focus our Phase III trials in first-line metastatic breast cancer, first-line non-small cell lung cancer (NSCLC) and melanoma by developing three Phase III superiority trials using weekly dosing schedules of Abraxane®. Initiation of Phase III trials for NSCLC and melanoma are planned for the second half of 2007.

With regard to the global commercialization of Abraxane®, in June 2006, we received regulatory approval from the Therapeutic Products Directorate of Health Canada to market Abraxane® for the treatment of metastatic breast cancer in Canada. In September 2006, the European Medicines Agency (EMEA) accepted for review our application for use of Abraxane® in the treatment of breast cancer. In January 2007, the Therapeutic Goods Administration (TGA) in Australia accepted for review our marketing application to use Abraxane® for the treatment of metastatic breast cancer. In addition to the filings in the European Union and Australia, we plan to file for regulatory approval of Abraxane® for various indications in China, Japan, Korea and Taiwan, among other countries.

nab ™ Tumor Targeting Technology Platform

We have identified a biological pathway specific to tumors through which tumors preferentially accumulate albumin-bound complexes. This preferential accumulation of albumin appears to be facilitated through a tumor’s secretion of a protein called SPARC, which binds to and accumulates albumin. A body of research has suggested that the secretion of SPARC occurs in most solid tumors that are difficult to treat, including in breast, lung, ovarian, head and neck, melanoma, gastric, esophageal, glioma and cervical tumors. Exploiting these tumors’ attraction for albumin, we have developed a novel mechanism to deliver chemotherapy agents in high concentrations preferentially to all tumors secreting SPARC. This is accomplished through our nab™ tumor targeting technology, which encapsulates chemotherapy agents in nanometer-sized particles of albumin that is approximately 1/100th the size of a single red blood cell. Millions of these particles can be injected in a single dose of medication. This albumin-bound medication enters the bloodstream where it is transported across the blood vessel wall through a specific albumin receptor (gp60) on the blood vessel wall and targeted by SPARC secreted from the tumor cell.

We believe we can apply our nab™ tumor targeting technology to numerous chemotherapy agents. By exploiting the abnormal vascular growth (angiogenesis) and the overexpression of albumin-binding proteins (gp60 and SPARC) in advanced tumor cells and by overcoming water insolubility of many active chemotherapy agents, we believe that our technology may revolutionize the delivery of chemotherapy agents to cancer patients. We believe that our nab™ tumor targeting technology has been validated by the successful launch of Abraxane® and that it will serve as the platform for the development of numerous other drugs for the treatment of life-threatening diseases. We are committed to maximizing the potential application of our technology.

Select Clinical Product Candidates

We intend to continue to leverage our nab™ tumor targeting technology and our internal clinical development and regulatory expertise to develop numerous drug candidates for the treatment of life-threatening diseases. The following table is a selection of certain of our clinical product candidates and shows the status of these clinical product candidates.

Compound	Life-Threatening Disease	Status

Abraxane®	First-Line Metastatic Breast Cancer	Phase II completed (Initiation of worldwide head-to-head Phase III planned for the first half of 2007)

Abraxane®	First-Line Non-Small Cell Lung Cancer	Phase II (Initiation of Phase III planned for the second half of 2007)

Abraxane®	Malignant Melanoma	Phase II (Initiation of Phase III planned for the second half of 2007)

ABI-008 (nab ™ -docetaxel)	Solid Tumors	IND filed in fourth quarter of 2006

ABI-009 (nab ™ -rapamycin	Solid Tumors	IND filed in fourth quarter of 2006

ABI-010 (nab ™ -17AAG)	Solid Tumors	IND filing planned for 2007

Coroxane ™	Coronary Artery Restenosis	Phase II

Coroxane ™	Peripheral Artery Restenosis	Phase II initiation planned for 2007

ABI-008 (nab ™ -docetaxel). ABI-008 is a solvent-free, Tween®-free nanometer-sized form of docetaxel. Docetaxel is the active ingredient in the currently largest selling taxane, Taxotere®. An Investigational New Drug (IND) application was filed for ABI-008 in the fourth quarter of 2006.

ABI-009 (nab ™ -rapamycin). Rapamycin, a protein kinase inhibitor, inhibits downstream signals from mTOR, a pathway that promotes tumor growth. Currently, it is marketed as an orally bioavailable immunosuppresive drug and no intravenous form is available because of the water insolubility of this molecule. The anti-cancer effects of rapamycin are limited by the immunosuppression associated with chronic oral administration. ABI-009 is a nanometer-sized, albumin-bound form of rapamycin able to be administered intravenously or by inhalation. An Investigational New Drug (IND) application was filed for ABI-009 in the fourth quarter of 2006.

ABI-010 (nab ™ -17AAG). 17AAG is a polyketide inhibitor of Hsp90 (heat shock protein 90) and interrupts several biological processes implicated in cancer cell growth and survival. Hsp90 is a protein chaperone that binds to several sets of signaling proteins, known as “client proteins.” 17AAG binds to Hsp90 and causes its dissociation from, and consequent degradation of, the client proteins. Because the Hsp90 client proteins are so important in signal transduction and in transcription (processes critical to the growth and survival of cancer cells), 17AAG may serve as a chemotherapy agent in the treatment of multiple cancers. Current formulations of 17AAG require solvents such as Cremophor and DMSO. ABI-010 is a solvent-free albumin-bound form of this drug. An Investigational New Drug (IND) application filing is planned for 2007.

Coroxane™ (nanometer-sized paclitaxel, Abraxane® , under the trade name Coroxane™) is currently in Phase II clinical studies for coronary restenosis. Phase II clinical studies in peripheral artery restenosis are planned for initiation in 2007. The SNAPIST series of studies examines the use of Coroxane™ in the treatment of coronary artery restenosis, including the use of Coroxane™ in patients receiving bare metal stents. Coroxane™ administered intraarterially with bare metal stents may address the issue of incomplete re-endothelialization and acute thrombosis associated with drug-eluting stents. We currently intend to seek a strategic partner for the further development and marketing of Coraxane™.

Research and Development

Hospital-Based Operations. In our hospital-based operations, we have approximately 101 employees dedicated to product development who have expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery. We own and operate a 140,000 square foot research and development facility in

Melrose Park, Illinois. In 2006, the Melrose Park facility underwent a major renovation, reconfiguration and expansion to enhance our development capabilities.

When developing new products for our hospital-based business, we consider a variety of factors, including:

•	potential pricing and gross margins;

•	existing and potential market size;

•	high barriers to entry;

•	patent expiration date;

•	our manufacturing capabilities and access to raw materials;

•	potential development and competitive challenges; and

•	whether these products complement our existing products and the opportunity to leverage these products with the development of additional products.

Proprietary Operations. Research and development for our proprietary operations is based on the tight integration and rapid translation of discovery from the bench to the clinic among our chemistry, biology, pharmaceutical, regulatory and clinical development groups. We are committed to maximizing the potential application of our nab ™ tumor targeting technology. We have recruited seasoned discovery scientists, medicinal chemists, formulation scientists and integrated these talents with a team of clinical development and regulatory experts. Our approach is based on the integration of various capabilities and resources, including:

•	protein nanoparticle technology platform, which includes our nab™ tumor targeting technology;

•	proprietary natural product library;

•	multi-functional chemistry capabilities, including organic and medicinal chemistry, analytical chemistry, formulation and process development; and

•	internal clinical trial and regulatory competencies, including Clinical Operations, Safety Reporting, Data Management and Biostatistics.

We have made, and will continue to make, substantial investment in research and development. Research and development costs for the years ended December 31, 2006, 2005 and 2004 totaled $96.9 million, $68.9 million and $51.5 million, respectively.

Sales and Marketing

Our hospital-based products are primarily marketed by a dedicated sales force to hospitals, long-term care facilities, alternate care sites, clinics and doctors who administer injectable products in their offices. Many purchases by these buyers are made through arrangements with GPOs, which negotiate collective purchasing agreements on behalf of their members, or through specialty distributors, which specialize in particular therapeutic categories such as oncology. We sell to members of all of the major GPOs in the United States, which we believe collectively represent over 95% of all hospital-based pharmaceutical purchasers in the United States. We also sell products to the leading specialty distributors. We believe we have access to nearly 100% of the buyers of injectable products in the United States. Our hospital-based products sales force is comprised of approximately 36 field sales and national accounts professionals, supported by our customer service and sales support groups. Our representatives typically have substantial injectable pharmaceutical sales experience in the geographic region in which they operate.

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

In late 2003, we formed the Abraxis Oncology division to prepare for, and market and sell, our proprietary oncology product Abraxane® upon its launch. The dedicated Abraxis Oncology sales and marking group specifically targets key segments of the oncology market: specifically, leading oncologists, cancer centers and the oncology distribution channel. Abraxis Oncology is comprised of approximately 280 individuals, including a 169 member sales force and marketing and medical support staff. In April 2006, we entered into a co-promotion and strategic marketing services agreement with AstraZeneca UK Limited to co-promote Abraxane® in the United States. Through this relationship, in addition to our already established sales force, AstraZeneca added an experienced sales force that solely co-promotes Abraxane® in the U.S. market. This commercial collaboration provides significantly greater reach and is expected to accelerate the market penetration of Abraxane® in the United States.

Strategic Relationships

AstraZeneca UK Limited: On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC to co-promote Abraxane® in the United States. Under the terms of the agreement, AstraZeneca paid us an up-front fee of $200 million and will equally share in future costs associated with advertising and promoting in the United States and certain clinical trials that are part of the overall clinical development program. Further milestone payments will be made to us upon the achievement of new indication approvals within pre-specified timelines. The co-promotion agreement, which began on July 1, 2006, will run for five and a half years. AstraZeneca will receive a 22 percent commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the five and a half year term. We will retain all responsibility for clinical and regulatory development, manufacture and distribution of the product.

Under this agreement, we granted AstraZeneca a right of first offer to license or co-promote Abraxane® outside the United States, other than in certain countries, should we seek to co-license or promote Abraxane® outside of the United States and a right of first offer to license or co-promote nab™-docetaxel in the United States and certain other countries should we seek to license or co-promote nab™-docetaxel in those countries.

Taiho Pharmaceutical Co., Ltd.: On May 27, 2005, we entered into a license agreement with Taiho Pharmaceutical Co., Ltd. under which we granted to Taiho the exclusive rights to market and sell Abraxane® in Japan. We, along with Taiho, established a joint steering committee to oversee the development of Abraxane® in Japan for the treatment of breast, lung and gastric cancer and other solid tumors. Under this license agreement, Taiho paid us a non-refundable, upfront payment and will make additional payments to us upon achievement of various clinical, regulatory and sales milestones, with total potential payments in excess of $50.0 million. In addition, we will receive royalties from Taiho based on net sales under the license agreement.

Competition

Competition among biotechnology, pharmaceutical and other companies that research, develop, manufacture, or market proprietary pharmaceuticals is intense and is expected to increase. We compete with these entities in all areas of business, including competing to attract and retain qualified scientific and technical personnel.

Our products’ and product candidates’ competitive position among other pharmaceutical products may be based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience/delivery devices and price, as well as, the development and marketing of new competitive products. Certain of our products and product candidates may face substantial competition from products marketed by large pharmaceutical companies, which have greater clinical, research, regulatory, manufacturing, marketing, financial experience and human resources than we do. In addition, the introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents.

Some of our competitors are actively engaged in research and development in areas where we also are developing product candidates. The competitive marketplace for our product candidates is significantly dependent upon the timing of entry into the market. Early entry may have important advantages in gaining product acceptance and market share and, as a result, may contribute significantly to the product’s eventual success and profitability. Accordingly, in some cases, the relative speed with which we can develop products, complete the testing, receive approval, and supply commercial quantities of the product to the market is expected to be important to our competitive position.

In addition, we compete with large pharmaceutical and biotechnology companies when entering into cooperative arrangements with smaller companies and research organizations in the biotechnology industry for the development and commercialization of products and product candidates. Small companies, academic institutions, governmental agencies, and other public and private research organizations conduct a significant amount of research and development in the biotechnology industry. These entities may seek to enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. We may face competition in licensing or acquisition activities from pharmaceutical companies and large biotechnology companies that also seek to acquire technologies or product candidates from these entities.

We believe that Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol-Myers Squibb’s Taxol® and its generic equivalents, Sanofi-Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane®.

With respect to our hospital-based business, we face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Hospira, Inc., Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), SICOR Inc. (acquired by Teva Pharmaceuticals USA), Mayne Pharma (acquired by Hospira, Inc.) and increased competition from new, overseas competitors.

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

Regulatory Considerations

Prescription pharmaceutical products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food Drug and Cosmetic Act and the Public Health

Services Act, and by comparable agencies in foreign countries. FDA approval is required before any dosage form of any drug can be marketed in the United States. All applications for FDA approval must contain information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

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

New Drug Approval

The process required by the FDA before a new drug may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing;

•	submission of an investigational new drug application, or IND, which must become effective before trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product’s intended use; and

•	submission to and approval by the FDA of a new drug application, or NDA.

Clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

•	Phase I during which the drug is introduced into healthy human subjects or, on occasion, patients, and generally is tested for safety, stability, dose tolerance and metabolism;

•

Phase II during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted diseases, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks; and

•	Phase III during which the clinical trial is expanded to a more diverse patient group in geographically dispersed trial sites to further evaluate clinical efficacy, optimal dosage and safety.

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

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. Our manufacturers also must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories and processes following the initial approval. If, as a result of these inspections, the FDA determines that the equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against our manufacturers, including the suspension of manufacturing operations.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The activities of our strategic partners relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on us. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local laws, rules, and/or regulations. Our research and development activities involve the controlled use of chemicals, biological materials and other hazardous materials. We believe that our procedures comply with the standards prescribed by federal, state, or local laws, rules, and/or regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.

Manufacturing

Our manufacturing facilities are located in Melrose Park, Illinois, Chicago, Illinois, Grand Island, New York, Barbengo, Switzerland and Barceloneta, Puerto Rico. The Puerto Rico facility, which we acquired from Pfizer Inc. in February 2007, consists of a validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologics and metered dosed inhalers. We expect to begin commercial manufacturing from our Puerto Rico facility in the first half of 2007. Our manufacturing facilities, which include dedicated cephalosporin powder filling, liquid filling line and oncolytic manufacturing suites, have in the aggregate approximately 0.9 million square feet of manufacturing, packaging, laboratory, office and warehouse space.

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

We are required to comply with the applicable FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practice, or cGMP, regulations. cGMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Our manufacturing facilities must meet cGMP requirements to permit us to manufacture our products. We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration and other authorities to assess our compliance with applicable regulations. In late December 2006, we received a warning letter from the FDA regarding our Melrose Park facility following a periodic review of the facility earlier in the year. The letter does not in any way relate to the plant shutdown in 2005. The focus of the letter is the agency’s belief that we needed to accelerate the implementation of certain improvements we presented, as well as make some of the improvements more robust. We are proactively working with the FDA to address the agency’s concerns and to fully resolve any issues promptly. Although the FDA can recommend disapproval of any drug applications listing this facility as the manufacturer, we do not believe the FDA letter will adversely affect our anticipated product approvals. We do not believe the FDA letter will adversely affect our business or financial condition.

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

Raw Materials

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components currently are available only from a limited number of sources. Additionally, regulatory approvals for a particular product denote the raw materials and components, and the suppliers for such materials that may be used for that product. Even when more than one supplier exists, we may elect to list, and in some cases have only listed, one supplier in our applications with the FDA. Any change in or addition of a supplier not previously approved must then be submitted through a formal approval process with the FDA. From time to time, it is necessary to maintain increased levels of certain raw materials due to the anticipation of raw material shortages or in response to market opportunities.

Intellectual Property

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. Abraxane®, and the technology surrounding Abraxane® , is covered by a number of issued patents owned by us relating to composition of matter, method of use and method of preparation.

Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties will materially affect our ability to make, use offer to sell or sell any products. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our or our licensors’ products, product candidates or other technologies.

Intellectual property protection is highly uncertain and involves complex legal and factual questions. Our patents and those for which we have or will have license rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. Our licensors and we may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us.

Third-party patent applications and patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be enjoined from commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies to our licensors or ours.

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. U.S. Patent and Trademark Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. Similarly, our patents and patent applications, or those of our licensors, could face other challenges, such as opposition proceedings and reexamination proceedings. Any such challenge, if successful, could result in the invalidation of, or a narrowing of scope of, any such patents and patent applications. We could incur substantial costs and our management’s attention would be diverted if:

•	patent litigation is brought by third parties;

•	we are party to or participate in patent suits brought against or initiated by our licensors;

•	we initiate similar suits;

•	we are party to or participate in an interference proceeding; or

•	we are party to an opposition or reexamination proceeding.

In addition, we may not prevail in any of these actions or proceedings.

We are currently involved in a patent infringement lawsuit with Elan Pharmaceutical Int’l Ltd and an opposition proceeding in Europe relating to our European patents relating to the nab™ technology. See Item 3—Legal Proceedings below.

Employees

As of December 31, 2006, we had a total of 1,864 full-time employees, of which 240 were engaged in research and development, 376 were in quality assurance and quality control, 807 were in manufacturing, 247 were in sales and marketing and 194 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Available Information

Our Internet address is www.abraxisbio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, are available free of charge on our website as soon as reasonably practical after they are electronically filed or furnished to the SEC. The information found on our website shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not be deemed filed under such Acts.

The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information about issuers that file reports electronically with the SEC. The address of that site is http:/www.sec.gov.

Item 1A. RISK FACTORS

Factors That May Affect Future Results of Operations

Our merger with ABI is expected to result in benefits, but we may not realize those benefits due to challenges associated with integrating ABI or other factors.

The success of our merger with ABI will depend in part on our continuing to integrate our operations, technologies and personnel with those of ABI. Our inability to meet the challenges involved in integrating successfully these operations or otherwise to realize any of the anticipated benefits of the merger could seriously harm our results of operations. In addition, the overall integration of ABI may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

•	integrating ABI’s operations, technologies and products;

•	coordinating and integrating sales and marketing, research and development and manufacturing functions;

•	demonstrating to our customers that the merger will not result in adverse changes in business focus;

•	assimilating the personnel of ABI and integrating the business cultures of ABI;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	maintaining employee morale and motivation.

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

We have made and will continue to make a significant investment in Abraxane®, including costs associated with conducting clinical trials and obtaining necessary regulatory approvals for the use of Abraxane® in other indications and settings and in other jurisdictions, expansion of our marketing, sales and manufacturing staff, the acquisition of paclitaxel raw material, and the manufacture of finished product. The success of Abraxane ® in the Phase III trial for metastatic breast cancer and other clinical trials may not be representative of the future clinical trial results for Abraxane ® with respect to other clinical indications. The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials, including those ongoing at present. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	slower than anticipated patient enrollment;

•	difficulty in finding and retaining patients fitting the trial profile or protocols; and

•	adverse events occurring during the clinical trials.

Although approved by the U.S. Food and Drug Association, or the FDA, for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. For the year ended December 31, 2006, total Abraxane® revenue was $174.9 million, including $18.2 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Abraxane® revenue represented approximately 22.8% of our total revenue. We anticipate that sales of Abraxane® will remain a significant portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®. Our inability to successfully manufacture, market and commercialize Abraxane® could cause us to lose some of the investment we have made and will continue to make to commercialize this product.

If we are unable to develop and commercialize new products, our financial condition will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. With respect to our hospital- based operations, we currently have 31 ANDAs pending with the FDA and over 60 product candidates under development. As a result of the recent FDA warning letter with respect to our Melrose Park manufacturing facility, the FDA can recommend disapproval of any drug applications listing this facility as the manufacturer. However, we do not believe the FDA letter will adversely affect our anticipated product approvals, nor do we believe the FDA letter will adversely affect our business or financial condition. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

•	failure to receive necessary regulatory approvals;

•	difficulty or impossibility of manufacture on a large scale;

•	prohibitive or uneconomical costs of marketing products;

•	inability to secure raw material or components from third-party vendors in sufficient quantity or quality or at a reasonable cost;

•	failure to be developed or commercialized prior to the successful marketing of similar or superior products by third parties;

•	lack of acceptance by customers;

•	impact of authorized generic competition;

•	infringement on the proprietary rights of third parties;

•	grant of new patents for existing products may be granted, which could prevent the introduction of newly-developed products for additional periods of time; and

•

grant to another manufacturer by the FDA of a 180-day period of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as patents or other exclusivity periods for brand name products expire.

The timely and continuous introduction of new products is critical to our business. Our financial condition will deteriorate if we are unable to successfully develop and commercialize new products.

If sales of our key products decline, our business may be adversely affected.

Our top ten products, including Abraxane ® , comprised approximately 56.3% of our total revenue for the year ended December 31, 2006. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

•	lower prices offered on similar products by other manufacturers;

•	substitute or alternative products or therapies;

•	development by others of new pharmaceutical products or treatments that are more effective than our products;

•	introduction of other generic equivalents or products which may be therapeutically interchanged with our products;

•	interruptions in manufacturing or supply;

•	changes in the prescribing practices of physicians;

•	changes in third-party reimbursement practices; and

•	migration of key customers to other manufacturers or sellers.

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

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. In late December 2006, we received a warning letter from the FDA regarding our Melrose Park facility following a periodic review of the facility earlier in the year. The letter does not in any way relate to the plant shutdown in 2005. The focus of the letter is the agency’s belief that we needed to accelerate the implementation of certain improvements we presented, as well as make some of the improvements more robust. We are proactively working with the FDA to address the agency’s concerns and to fully resolve any issues promptly. We do not believe the FDA letter will adversely affect our business or financial condition. We cannot assure that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.

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

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia, in addition to the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We are continuing to assess our compliance with these state laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm our business.

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

After any of our products are approved for commercial use, we or regulatory bodies could decide that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations.

The manufacture of our products is highly exacting and complex, and if we or our suppliers encounter production problems, our business may suffer.

All of the pharmaceutical products we make are sterile, injectable drugs. We also purchase some such products from other companies. Additionally, the process for manufacturing the nanometer-sized product Abraxane® is relatively new and unique. The manufacture of all our products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used, lost revenue, time and expense spent in investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. To the extent we experience problems in the production of our pharmaceutical products, this may be detrimental to our business, operating results and reputation.

Additionally, we could incur additional costs if we fail to smoothly transfer products to our newly acquired Puerto Rico manufacturing facility.

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

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Hospira, Inc., Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), SICOR Inc. (acquired by Teva Pharmceuticals USA) and Mayne Pharma (acquired by Hospira, Inc.) and, in the future, increased competition from new, foreign competitors. Smaller and foreign companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol-Myers Squibb’s Taxol® and its generic equivalents, Sanofi-Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane® . Many of our competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than us. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

Any reduction in demand for our products could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, or loss of market share. These competitive pressures could adversely affect our business and operating results.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Reimbursement by such payors is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

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

We may license rights to or acquire products or technologies from third parties. Additionally, we are in the process of establishing our capabilities in biologic generic products so that we may be able to offer such products when regulatory approvals and patents allow for such products. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire these products. We may not be able to license rights to or acquire these proprietary or other products or technologies on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, significant up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss.

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

In April 2006, we entered into a credit agreement with a syndicate of banks for a $450 million three-year unsecured revolving credit facility, with a sub-limit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Among other things, the credit agreement restricts the payment of dividends by us, and restricts our ability to incur indebtedness and make advances or loans to third parties. In addition, our ability to borrow under this credit facility is subject to our ongoing compliance with certain financial and other covenants, such as minimum net worth, maximum funded debt to EBITDA ratio and maximum EBITDA to interest expense ratio. These operational and financial covenants could hinder our ability to finance future operations or capital needs or to pursue available business opportunities, including the possible purchase of additional facilities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under this credit facility. If a default occurs, the relevant lenders could elect to declare the outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable. Further, we may require additional capital in the future to expand business operations, acquire businesses or facilities, or replenish cash expended sooner than anticipated and such additional capital may not otherwise be available on satisfactory terms. We were in compliance with all covenants under the credit agreement as of December 31, 2006.

Entities affiliated with our Chief Executive Officer own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of December 31, 2006, entities affiliated with our chief executive officer owned approximately 83.7% of our common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. Although these entities have executed a corporate governance and voting agreement in connection with the merger, that agreement will terminate by its terms no later than the 2007 annual stockholders’ meeting. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams. Each of the members of the executive management team is employed “at will.” Only Carlo Montagner, president of the Abraxis Oncology division, and Lisa Gopalakrishnan , our chief financial officer, have employment agreements with us. The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm our operations.

To be successful, we must attract, retain and motivate executives and other key employees. We face competition for qualified scientific, technical and other personnel, which may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate employees and keep them focused on our strategies and goals.

We depend on third parties to supply raw materials and other components and may not be able to obtain sufficient quantities of these materials, which will limit our ability to manufacture our products on a timely basis and harm our operating results.

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are available only from a limited number of sources. Additionally, our regulatory approvals for each particular product denote the raw materials and components, and the suppliers for such materials, we may use for that product. Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approval are necessary. If our suppliers are unable to deliver sufficient quantities of these materials on a timely basis or we encounter difficulties in our relationships with these suppliers, the manufacture and sale of our products may be disrupted, and our business, operating results and reputation could be adversely affected.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use, offer for sale and sale of pharmaceutical products have been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the enforceability, validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies which market generic products focus their development efforts on products with expiring patents. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.

Future or existing patents issued to third parties may contain claims that conflict with our products. We are subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to our current products, products we may develop or products we may license. In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference, opposition and reexamination proceedings. Any such challenge, if successful, could result in the invalidation of, or a narrowing of scope of, any such patents and patent applications. Litigation or other proceedings could force us to:

•	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of key management and technical personnel.

We are currently involved in a patent infringement lawsuit with Elan Pharmaceutical Int’l Ltd and an opposition proceeding in Europe relating to our European patents relating to the nab™ technology. See Item 3—Legal Proceedings below.

Our inability to protect our intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell our products.

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. Our patents and those for which we have or will license rights, including for Abraxane® , may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third-party patents could reduce the coverage of the patents licensed, or that may be license to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

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

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Historically, we have carried product liability insurance and we expect to continue to carry such policies. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention and adversely affect our reputation and the demand for our products.

Future sales of substantial amounts of our common stock may adversely affect our market price.

In connection with our merger with ABI, we issued a significant number of additional shares of our common stock to a small number of former ABI shareholders. Although such shares are not immediately freely tradable, we have granted registration rights to the former ABI shareholders to permit the resale of the shares of our common stock that they have received in the merger. Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We operate various facilities in the United States, Puerto Rico, Canada and Switzerland, which have an aggregate size of approximately 1.3 million square feet. We believe that our existing facilities are sufficient to meet our expected needs. The location and uses of our principal facilities as of February 23, 2007 are as follows:

Location	Use	Own/ Lease	Lease Expiration	Approximate Square Feet	Business Segment
Los Angeles, CA	Principal executive office	Lease	December 2011	36,200	ABI
Marina Del Rey, CA	Research & regulatory affairs	Lease	August 2011	108,700	ABI
Bridgewater, NJ	Administration	Lease	September 2011	33,000	ABI
Schaumburg, Illinois	Administration	Lease	May 2016	45,400	APP
Bensenville, Illinois	Distribution facility	Lease	September 2007	100,000	APP
Elk Grove Village, Illinois	Manufacturing	Own	—	90,000	APP
Melrose Park, Illinois	Manufacturing	Own	—	122,000	APP
Melrose Park, Illinois	Research and development	Own	—	140,000	ABI
Grand Island, New York	Manufacturing (1)	Own	—	160,000	APP
Grand Island, New York	Warehouse and administrative(2)	Own	—	120,000	APP
Barbengo, Switzerland	Manufacturing	Own	—	25,000	APP
Raleigh, North Carolina	Clinical trial management	Lease	March 2016	28,900	ABI
Barceloneta, Puerto Rico	Manufacturing(3)	Own	—	262,000	APP
Others	Research and administration	Lease	—	41,700	ABI

				1,312,900

(1)	We also use this facility for packaging, laboratory, office and warehouse space.

(2)	This facility may be used to expand certain of our manufacturing operations.

(3)

We acquired this 56-acre site from Pfizer Inc. in February 2007. The facilities consist of a 172,000 square foot validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologics and metered dosed inhalers. They also includes a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant (which we have leased back to Pfizer), and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. We expect to begin commercial manufacturing from this site in the first half of 2007.

Item 3. LEGAL PROCEEDINGS

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. We filed a counterclaim in the arbitration seeking unspecified damages, claiming that the former employee breached his duties and obligations to us and was negligent in the performance of his duties. The individual moved to dismiss our counterclaim, and the motion was granted in January 2007. The arbitration has been set to begin in mid 2007.

In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. The complaint seeks $12 million in damages.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s shareholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger.

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging that we willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan -owned patents. Élan seeks unspecified damages and an injunction. In August 2006, we filed a response to Élan’s complaint contending that we did not infringe on the Élan patents and that the Élan patents are invalid. The trial has been set to begin in June 2008.

On November 25, 2004, an opposition was filed in the European Patent Office challenging the validity of a European patent relating to our nab™ technology, including Abraxane®. The true party initiating the opposition was not identified. The opposition has subsequently been withdrawn. The Opposition Division of the European Patent Office has scheduled a hearing for April 2007 at which a decision on the merits of the opposition will be taken.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed and traded on The Nasdaq Global Market under the symbol “ABBI.” The following table sets forth the prices for our common stock as reported by NASDAQ for fiscal year 2006 and for 2005:

	2006 Price Per Share Range		2005 Price Per Share Range
For the quarter ended:	High	Low	High	Low
March 31	$40.07	$27.93	$57.00	$31.02
June 30	$32.42	$23.45	$58.73	$39.30
September 30	$27.78	$19.99	$48.70	$38.30
December 31	$29.24	$26.25	$49.70	$32.25

As of February 23, 2007, the closing price for our common stock, as reported on NASDAQ, was $26.21 per share. On February 23, 2007, we had approximately 78 holders of record of our common stock.

Dividend Policy

We have never declared or paid a cash dividend. Our existing credit agreement precludes us from declaring or paying cash dividends, and we have no current intention of paying cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2006.

Item 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$765,488	$520,757	$405,247	$351,744	$283,616
Cost of sales	307,512	227,235	192,254	161,692	141,838

Gross profit	457,976	293,522	212,993	190,052	141,778
Operating expenses:
Research and development	96,891	68,896	51,462	39,269	35,344
Selling, general and administrative	186,789	131,237	98,666	63,693	54,727
Amortization of merger related intangibles	38,275	—	—	—	—
Merger related in-process research and development charge	105,777	—	—	—	—
Other merger related costs	29,335	7,863	—	—	—
Loss on litigation settlement	—	—	—	1,006	2,784
Equity in net income of Drug Source Company, LLC	(2,847)	(1,802)	(2,084)	(1,837)	(1,666)

Total operating expenses	454,220	206,194	148,044	102,131	91,189

Income from operations	3,756	87,328	64,949	87,921	50,589
Interest income and other	3,956	756	906	1,207	1,249
Interest expense	(13,927)	(6,563)	(1,002)	(490)	(1,377)
Loss on early extinguishment of credit facility	—	—	(1,986)	—	—
Minority interests	(11,383)	(25,875)	(16,301)	(21,377)	(14,883)

Income (loss) before income taxes	(17,598)	55,646	46,566	67,261	35,578
Provision for income taxes	29,299	37,989	28,345	40,908	16,931

Net income (loss)	$(46,897)	$17,657	$18,221	$26,353	$18,647

Income (loss) per common share:
Basic	$(0.30)	$0.11	$0.12	$0.17	$0.14

Diluted	$(0.30)	$0.11	$0.11	$0.17	$0.14

Weighted-average common shares outstanding:
Basic	158,937	157,694	156,189	155,557	134,358

Diluted	158,937	159,742	159,031	158,629	136,204

Other data:
Cash flow provided by (used in) operating activities	$324,977	$34,466	$42,353	$30,348	$(26,052)
Purchases of property, plant and equipment, product license rights and other	(373,300)	(43,172)	(62,795)	(78,966)	(19,850)
Cash flow provided by (used in) financing activities	59,391	33,872	17,341	12,915	(5,830)

Consolidated balance sheet data:
Working capital	$117,343	$248,284	$150,846	$137,238	$110,304
Total assets	1,825,508	524,229	392,623	323,777	255,280
Total debt	237,248	190,000	42,750	30,850	8,000
Total stockholder's equity	1,033,361	68,140	167,418	139,747	115,779

The composition of stock-based compensation included above is as follows:
Cost of sales	$2,668	$4,376	$2,613	$1,636	$1,053
Research and development	5,767	930	556	348	225
Selling, general and administrative	15,473	11,103	6,632	4,154	2,664
Other merger related costs	11,115	—	—	—	—

	$35,023	$16,409	$9,801	$6,138	$3,942

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 1A: Risk Factors”, “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

Background

Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, is an integrated global biopharmaceutical company dedicated to meeting the needs of critically ill patients. We develop, manufacture and market one of the broadest portfolios of injectable products and leverage revolutionary technology such as our nab ™ platform to discover and deliver breakthrough therapeutics that transform the treatment of cancer and other life-threatening diseases. The first FDA approved product to use this nab™ platform, Abraxane® , was launched in 2005 for the treatment of metastatic breast cancer. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI. In connection with the closing of that merger, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc.

The consolidated financial statements include the assets, liabilities and results of operations of Abraxis and our wholly owned subsidiaries, Pharmaceutical Partners of Canada, Abraxis BioScience Mfg., LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiary, Resuscitation Technologies, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

We operate in two business segments: Abraxis BioScience (ABI), representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary products, including Abraxane® and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care, anti-infectives, and markets the proprietary products we acquired from AstraZeneca. Comparative segment revenues and related financial information for 2006, 2005 and 2004 are presented in “Note 16, Segment Information” to our consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The following table sets forth the results of our operations for each of the three years ended December 31, 2006, and forms the basis for the following discussion of our operating activities:

				Change Favorable (Unfavorable)
	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
	(in thousands, except per share data)
Consolidated statements of operations data:
Net sales
Critical care	$303,485	$163,581	$178,242	$139,904	86%	$(14,661)	-8%
Anti-infective	213,489	169,818	125,052	43,671	26%	44,766	36%
Oncology	57,983	51,084	95,866	6,899	14%	(44,782)	-47%
Contract manufacturing and other	9,485	599	5,850	8,886	—	(5,251)	-90%

Total hospital-based revenue	584,442	385,082	405,010	199,360	52%	(19,928)	-5%
Abraxane	174,906	133,731	—	41,175	31%	133,731	—
Research revenue	6,140	1,944	237	4,196	216%	1,707	720%

Total revenue	765,488	520,757	405,247	244,731	47%	115,510	29%
Cost of sales	307,512	227,235	192,254	(80,277)	-35%	(34,981)	-18%

Gross profit	457,976	293,522	212,993	164,454	56%	80,529	38%
Percent to total revenue	59.8%	56.4%	52.6%
Operating expenses:
Research and development	96,891	68,896	51,462	(27,995)	-41%	(17,434)	-34%
Percent to total revenue	12.7%	13.2%	12.7%
Selling, general and administrative	186,789	131,237	98,666	(55,552)	-42%	(32,571)	-33%
Percent to total revenue	24.4%	25.2%	24.3%
Amortization of merger related intangibles	38,275	—	—	(38,275)	—	—	—
Merger related in-process research and development charge	105,777	—	—	(105,777)	—	—	—
Other merger related costs	29,335	7,863	—	(21,472)	—	(7,863)	—
Equity in net income of Drug Source Co., LLC	(2,847)	(1,802)	(2,084)	1,045	58%	(282)	-14%

Total operating expenses	454,220	206,194	148,044	(248,026)	-120%	(58,150)	-39%

Percent to total revenue	59.3%	39.6%	36.5%
Income from operations	3,756	87,328	64,949	(83,572)	-96%	22,379	34%
Percent to total revenue	0.5%	16.8%	16.0%
Interest income and other	3,956	756	906	3,200	423%	(150)	-17%
Interest expense	(13,927)	(6,563)	(1,002)	(7,364)	—	(5,561)	555%
Loss on early extinguishment of credit facility	—	—	(1,986)	—	—	1,986	—
Minority interests	(11,383)	(25,875)	(16,301)	14,492	—	(9,574)	—

Income (loss) before income taxes	(17,598)	55,646	46,566	(73,244)	-132%	9,080	19%
Provision for income taxes	29,299	37,989	28,345	8,690	23%	(9,644)	-34%

Net income (loss)	$(46,897)	$17,657	$18,221	$(64,554)	-366%	$(564)	-3%

Percent to total revenue	-6.1%	3.4%	4.5%
Income (loss) per common share:
Basic	$(0.30)	$0.11	$0.12
Diluted	$(0.30)	$0.11	$0.11
Weighted-average common shares outstanding:
Basic	158,937	157,694	156,189
Diluted	158,937	159,742	159,031

Operating Results

Total Revenue

Total revenue in 2006 increased $244.7 million, or 47%, to $765.5 million as compared to the prior year. Abraxane® revenue in 2006 increased $41.2 million, or 31%, to $174.9 million. The increase in Abraxane® sales was primarily due to increased market penetration, the inclusion of 12 full months of sales in 2006 as compared to 2005 in which Abraxane launched in February and the inclusion of $18.2 million of deferred revenue recognized relating to the co-promotion agreement with AstraZeneca.

Sales of our hospital-based products are tracked across three product categories: oncology, anti-infectives and critical care. Total hospital-based products revenue, excluding Abraxane, increased $199.3 million, or 52%, to $584.4 million for 2006 as compared to $385.1 million during the prior year. The increase was due primarily to product sales relating to the newly acquired products from AstraZeneca, favorable market conditions, newly launched products and stronger demand for oncology products. Excluding the impact of the products acquired from AstraZeneca, our hospital-based product sales in 2006 increased $95.6 million, or 24.8%, and was comprised of a 11% aggregate overall increase in price caused by a favorable product mix and an 4% increase in overall unit volume. Net sales of critical care products in 2006 increased $139.9 million, or 86%, to $303.5 million as compared to the prior year due to $103.7 million of sales relating to the products purchased from AstraZeneca in June 2006, and continued strong demand and favorable market conditions for certain products. Net sales of anti-infective products in 2006 increased $43.7 million, or 26%, to $213.5 million as compared to the prior year due to recently launched antibiotics and strong demand for existing products. Net sales of oncology products in 2006, excluding Abraxane®, increased by $6.9 million, or 14%, to $58.0 million as compared to the prior year due to stronger demand for oncology products. Contract manufacturing revenue increased to $9.5 million in 2006 from $0.6 million in the prior year as a result of the resumption of contract manufacturing after the revalidation of our Melrose Park facility.

Research revenue increased to $6.2 million in 2006 as compared to $1.9 million in 2005 primarily due to the achievement of a $3.0 million milestone payment received and recognition of $2.9 million in deferred revenue, both resulting from the licensing agreement for Abraxane with Taiho.

Total revenue in 2005 increased $115.5 million, or 29%, to $520.8 million as compared to the prior year. Total hospital-based revenue in 2005 was $385.1 million, down 5% from the prior year due in part to the revalidation of our Melrose Park manufacturing facility in the second half of 2005. Net sales of Abraxane®, launched in February 2005, contributed $133.7 million of total revenue in the 11 months following launch.

Net sales of anti-infective products in 2005 increased $44.8 million, or 36%, to $169.8 million driven by strong demand as well as stable pricing for antibiotic products. Excluding Abraxane®, net sales of oncology products in 2005 declined $44.8 million due to both lower demand for a key oncology product resulting from January 1, 2005 reimbursement changes and the impact of the Melrose Park revalidation. Net sales of critical care products in 2005 decreased $14.7 million, or 8%, versus the prior year due primarily to the impact of the revalidation, partially offset by improved pricing on key products. As a result of these factors, total hospital-based revenue, which exclude Abraxane®, decreased 5%, comprised of a 14% unit volume decrease partially offset by the favorable 8% impact of stronger product pricing.

Research revenue increased to $1.9 million in 2005 as compared to $0.2 million in 2004 due primarily to the recognition of $1.7 million of revenue recognized under the licensing agreement for Abraxane® with Taiho. Under this agreement, Taiho paid us an up-front non-refundable payment of $20.0 million. Due to our continuing involvement under the licensing agreement, recognition of the $20.0 million upfront payment has been deferred and the payment is being recognized ratably over the estimated life of the agreement.

Gross Profit

Gross profit in 2006 was $458.0 million, or 59.8% of total revenue, inclusive of the recognition of $18.2 million of revenue previously deferred under the AstraZeneca co-promotion agreement, a $12.5 million charge related to the one-time write-up of finished goods inventory in our merger with ABI, and an $8.2 million charge relating to the amortization of intangible product rights associated with the AstraZeneca product purchase. Gross profit in 2005 was $293.5 million, or 56.4% of total revenue. Excluding the deferred revenue recognized as part of the AstraZeneca co-promotion agreement, the impact of non-cash merger adjustments and non-cash items associated with the AztraZeneca product purchase 2006 gross profit as a percentage of total revenue would have been 61.6%. The increase over the prior year was due primarily to Melrose Park re-validation process in 2005 and stronger gross margins in the hospital-based product lines during the current year.

Gross profit in 2005 increased $80.5 million, or 38%, versus the prior year on a 29% increase in net revenue. As a percentage of net revenue, gross profit was 56.4% and 52.6% in 2005 and 2004, respectively, the 2005 increase reflecting primarily the February 2005 launch of our higher margin proprietary product Abraxane®. Gross margin as a percentage of net revenue in our core generic injectable business was 47.8% in 2005 versus 53.3% in 2004 with the decline principally a result of unabsorbed manufacturing costs associated with the Melrose Park facility revalidation.

Research and development, or R&D

R&D expense increased by $28.0 million, or 41%, in 2006 to $96.9 million as compared to $68.9 million in 2005. The increase was primarily due to expense associated with the planned transfer of products to the new Puerto Rico facility, increased Abraxane® clinical trial activity, stock compensation expense related to the RSU plans assumed in connection with our merger with ABI and Abraxane® scale-up activity toward EU compliant production in our Grand Island facility. These costs were partially offset by the cessation of development spending in our Switzerland facility, which began commercial production in the first quarter of 2006.

R&D expense in 2005 increased by $17.4 million, or 34%, as compared to the prior year due to one-time scientific advisory fees, higher clinical trial activity for Abraxane® and Coroxane™, ongoing development of our discovery product candidates and costs related to the scale-up of our Swiss manufacturing facility.

Selling, general and administrative, or SG&A

SG&A expense increased $55.6 million, or 42%, in 2006 to $186.8 million as compared to $131.2 million in 2005. The increase was due primarily to additional Abraxane® related expenses including costs associated with increased marketing activities, additional Abraxane® costs associated with the quarterly co-promotion payments due to AstraZeneca and, to a lesser extent, costs associated with the launch of Abraxane® in Canada, increased professional fees and stock compensation expense relating to the RSU plans we assumed in connection with our merger with ABI. The increase in SG&A expense was partially offset by the cost sharing arrangement in our co-promotion agreement with AstraZeneca. As a percentage of revenue, SG&A expenses decreased to 24.4% as compared to 25.2% in 2005.

SG&A expense in 2005 increased by $32.6 million, or 33%, as compared to the prior year as direct Abraxane® sales and marketing costs following launch increased $22.0 million to $52.1 million. In addition, we incurred $7.9 million in merger related expenses and $5.4 million of severance charges. SG&A expense for our hospital-based business, excluding Abraxane® and 2005 merger and severance costs, was 15.9% of total revenue in 2005 as compared to 14.9% in 2004 resulting from higher regulatory and quality costs and lower base sales.

Amortization of Merger Related Costs and Other Merger Costs

Amortization and merger costs for 2006, included $173.4 million of merger related expenses, including a one-time non-cash charge of $105.8 million related to the valuation of acquired in-process research and development, $38.3 million in amortization of merger-related intangible assets, $11.1 million in non-cash stock-compensation expense related to shares issued to ABI employees in the merger and approximately $18.2 million in direct merger and transaction related costs and professional fees. 2005 included $7.9 million of direct merger and transaction related costs and professional fees. There was no merger related charges in 2004.

Other Income

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry, including us. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for 2006 was $2.8 million versus $1.8 million for 2005. Research and development expense includes raw material purchases from Drug Source Company of $0.1 million and $2.7 million for fiscal years 2006 and 2005, respectively. Ending inventory included raw material purchased from Drug Source Company of $4.0 million and $3.8 million at December 31, 2006 and 2005, respectively.

Equity income in Drug Source Company decreased $0.2 million, or 14%, from 2004 primarily because Drug Source Company introduced certain new products in the European market. Research and development expense included purchases from Drug Source Company of $2.7 million and $0.4 million in 2005 and 2004, respectively. Ending inventory included purchases from Drug Source Company of $3.8 million and $2.9 million at December 31, 2005 and 2004, respectively, on which the intercompany profit of $0.5 million and $0.4 million at December 31, 2005 and 2004, respectively, has been eliminated in the consolidated financial statements.

Other Non-Operating Items

Interest income and other consists primarily of interest earned on invested cash and the impact of foreign currency charges on intercompany trading accounts. Interest income and other increased to $4.0 million in 2006 from $0.8 million for the prior year as a result of higher average cash and short-term investment balances and higher interest rates. Interest income and other of $0.8 million in 2005 remained flat in comparison to $0.9 million in 2004.

Interest expense was $13.9 million for 2006 compared to $6.6 million in 2005. The increase in interest expense in 2006 was primarily the result of higher average debt levels between 2006 and 2005 and interest expense related to the note payable due to AstraZeneca in June 2007. Interest expense increased to $6.6 million in 2005 from $1.0 million in 2004 due to higher average debt levels.

Minority interests decreased to $11.4 million in 2006 from $25.9 million in 2005, the decrease resulting primarily from the closing of our merger with ABI. Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of our merger with ABI. Subsequent to the merger, no minority interests charges will be recorded.

Minority interests increased to $25.9 million in 2005 from $16.3 million in 2004 due to a 52% increase in income attributable to common shareholders under the old stand-alone APP operations prior to our merger.

Provision for Income Taxes

Prior to our merger with ABI, ABI and APP had filed separate, stand-alone federal income tax returns. As a result, ABI did not expect to realize the benefit of $17.9 million of net operating loss carry forwards. These net operating loss carry forwards are now available and were recognized in the second quarter of 2006 in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 36% and 42.5% in the periods ended December 30, 2006 and 2005, respectively. Our effective rate in 2004 was 45.1%.

Segment Information

Abraxis BioScience is comprised of Abraxis Pharmaceutical Products, Abraxis Oncology and Abraxis Research. Beginning in the fourth quarter of 2006, we re-aligned our segment presentation to better reflect how the business is managed. We intend to continue to report our business in two segments: Abraxis BioScience (ABI), representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary products, including Abraxane®, and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care, and anti-infectives, and markets the proprietary products we acquired from AstraZeneca. Prior years’ information regarding our segments has been reclassified to conform with the current year presentation. The segment information should be read in conjunction with the comparative segment revenues and related financial information presented in “Note 16, Segment Information” to our consolidated financial statements.

Pre-tax segment operating income does not include general and administrative expense, merger related costs and amortization, interest income, interest expense and other income, minority interests and income tax expense. Additionally, pre-tax segment operating income does not include amortization of intangible product rights associated with the AstraZeneca product purchase, stock compensation and merger costs, which are not allocated to cost of sales and research and development for the segments.

The following table sets forth the results of our pre-tax segment operations for each of the three years ended December 31, 2006, and forms the basis for the following discussion:

				Change favorable (unfavorable)
	Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
	(in thousands)
APP Segment
Total revenue	$583,201	$385,082	$405,010	$198,119	51%	$(19,928)	-5%
Cost of sales	257,159	201,026	189,300	(56,133)	28%	(11,726)	-6%

Gross profit	326,042	184,056	215,710	141,986	77%	(31,654)	-15%
Percent to total revenue	55.9%	47.8%	53.3%
Operating expenses:
Research and development	28,233	18,925	17,819	(9,308)	-49%	(1,106)	-6%
Selling and marketing	13,769	12,033	11,931	(1,736)	-14%	(102)	-1%

Total operating expenses	42,002	30,958	29,750	(11,044)	-36%	(1,208)	-4%

Pre-tax segment operating income	$284,040	$153,098	$185,960	$130,942	86%	$(32,862)	-18%

ABI Segment
Total revenue	$182,287	$135,675	$237	$46,612	34%	$135,438	—
Cost of sales	26,984	21,833	340	(5,151)	24%	(21,493)	—

Gross profit	155,303	113,842	(103)	41,461	36%	113,945	—
Percent to total revenue	85.2%	83.9%	-43.5%
Operating expenses:
Research and development	57,316	49,041	33,087	(8,275)	-17%	(15,954)	—
Selling and marketing	80,015	52,766	30,024	(27,249)	-52%	(22,742)	—
Equity (income) in Drug Source Company	(2,847)	(1,802)	(2,084)	1,045	58%	(282)	—

Total operating expenses	134,484	100,005	61,027	34,479	34%	(38,978)	—

Pre-tax segment operating income	$20,819	$13,837	$(61,130)	$6,982	50%	$74,967	—

APP Segment

The pre-tax operating income of the APP segment increased $130.9 million, or 85.5%, to $284.0 million in 2006 as compared to pre-tax operating income of $153.1 million in 2005. The increase was primarily due to a $198.1 million, or 51.4%, increase in revenue as compared to the prior year. Gross margin as a percentage of total revenue increased to 55.9% in 2006, as compared to 47.8% in the prior year due to higher margins on newly acquired products. In addition, gross margins for 2005 were impacted by the Melrose Park facility revalidation. The increase in revenue and gross margin was partially offset by higher research and development spending related to the transfer of products to our recently acquired Puerto Rico facility. Selling and marketing expenses increased $1.7 million supporting the increased revenue base. As a percentage of total revenue selling and marketing expenses in 2006 were 2.4% as compared to 3.1% in the prior year.

The pre-tax operating income of the APP segment in 2005 decreased $32.9 million, or 18%, to $153.1 million as compared to pre-tax operating income of $186.0 million in 2004. The decrease was primarily due to the Melrose Park facility revalidation which resulted in lower sales and higher unabsorbed manufacturing overhead.

ABI Segment

The pre-tax operating income of the ABI segment increased $7.0 million, or 50%, to $20.8 million in 2006, as compared to $13.8 million in the prior year. Revenue increased $46.6 million, or 34.4% in 2006 as compared to the prior year primarily due to increased market penetration, the inclusion of 12 full months of Abraxane® sales in 2006 as compared to 2005 in which Abraxane® launched in February 2005 and the inclusion of $18.2 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Research revenue increased to $6.1 million in 2006 as compared to $1.9 million in 2005 due to the achievement of a $3.0 million milestone payment received and recognition of $2.9 million in deferred revenue, both resulting from the licensing agreement for Abraxane® with Taiho.

Research and development expense increased by $8.3 million, or 17%, in 2006 to $57.3 million as compared to $49.0 million in 2005. The change was primarily due to increased Abraxane® clinical trial activity and Abraxane® scale-up activity toward EU compliant production in the Grand Island facility. These costs were partially offset by the completion of development spending in our Switzerland facility, which began commercial production in the first quarter of 2006.

Selling and marketing expense increased by $27.2 million in 2006 to $80.0 million as compared to $52.8 million in 2005. The increase was due primarily to additional Abraxane® related expenses including, costs associated with increased marketing activities, additional Abraxane® costs associated with the quarterly co-promotion payments due to AstraZeneca, and to a lesser extent, costs associated with the launch of Abraxane® in Canada. The increase in selling and marketing expense in 2006 was partially offset by the cost sharing arrangement in our co-promotion agreement with AstraZeneca.

The pre-tax operating income of the ABI segment increased to $13.8 million in 2005 from an operating loss of $61.1 million in 2004. The ABI segment received FDA approval for Abraxane® in January 2005 and began selling product in February 2005. The operating loss in 2004 was primarily due to pre-launch activity.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the three years ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Summary Financial Position
Cash, cash equivalents and short-term investments	$39,297	$83,273	$69,798
Working capital	117,343	248,284	150,846
Total assets	1,825,508	524,229	392,623
Long-term debt and notes payable	237,248	190,000	38,750
Total stockholders’ equity	1,033,361	68,140	167,418
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$324,977	$34,466	$42,353
Purchases of property, plant and equipment	(84,486)	(51,107)	(45,897)
Purchases of product license rights and other	(342,769)	(4,085)	(3,588)
Financing activities	59,391	33,872	17,341

Sources and Uses of Cash

Operating Activities

Cash flow from operations has been our primary source of liquidity. Net cash provided by operating activities was $325.0 million in 2006 as compared to $34.5 million in 2005. This $290.5 million increase in 2006 cash provided by operating activities was due primarily to receipt of the $200.0 million due to the upfront payment from AstraZeneca related to the co-promotion agreement, stronger operating results, after eliminating the non-cash expenses associated with our merger with ABI and stock compensation expense, due in large part to growth in all of our major product categories and a $119.7 million increase in current liabilities relating primarily to current taxes payable being partially offset by deferred taxes, increases in inventory of $43.0 million and accounts receivable of $22.8 million. The increase in inventory net of the merger related inventory step-up in 2006 of $30.5 million was primarily a result of increases in Abraxane inventory of $14.0 million, increase in inventory associated with the AstraZeneca product purchase of $15.6 million and general inventory growth to support higher sales. The increase in accounts receivable in 2006 was primarily attributable to an increase in sales of products we acquired from AstraZeneca.

Net cash provided by operating activities was $34.5 million in 2005 as compared to $42.4 million in 2004. The $7.9 million decrease in cash provided by operating activities was due primarily to: increases in accounts receivable of $46.4 million and inventory of $23.8 million partially offset by stronger operating results, after netting out non-cash stock compensation due in large part to the launch of Abraxane®, a $32.8 million increase in current liabilities. The increase in accounts receivable in 2005 was primarily attributable to a 60% increase in December 2005 sales versus December 2004 as a result of Abraxane® sales and our Melrose Park facility’s return to production. The $23.8 million inventory increase in 2005 was primarily a result of a $20.5 million increase in Abraxane® inventory.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights.

Also included in investing activities were sales of investments of $54.0 million in 2006 as compared to $12.0 million in 2005 that were related to our sale or purchase of short-term municipal variable rate demand notes. These investments are recorded at cost, and may generally be redeemed upon seven days notice.

Net cash used for the acquisition of product license rights and other non-current assets totaled $342.8 million, $4.1 million and $3.6 million in 2006, 2005 and 2004, respectively. The increase in 2006 resulted from the purchase of product rights from AstraZeneca and other property acquisitions. Net cash used for the acquisition of property, plant and equipment totaled $84.5 million, $51.1 million, and $45.9 million in 2006, 2005 and 2004, respectively. The increase in 2006 was due primarily to the purchase of an aircraft and increased capital investment in our core manufacturing and development capabilities. The increase in 2005 was due primarily to increased capital investment in our core manufacturing and development capabilities.

Financing Activities

Financing activities generally include borrowings under our credit facility, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $59.4 million in 2006 which represented an increase in notes payable associated with the AstraZeneca product rights purchase of $72.2 million and net proceeds relating to stock transactions of $15.3 million being partially offset by net repayments on borrowings of $25.0 million.

Net cash provided by financing activities totaled $33.9 million in 2005 and consisted of $146.7 in net proceeds under our credit facilities and $30.4 in proceeds relating to employee stock plans and related tax benefits. Partially offsetting these proceeds were the repurchase for $67.5 million of shares of ABI’s common stock, the repurchase for $55.7 of all outstanding shares of ABI’s Series A and B preferred stock. In June 2005, our chief executive officer sold to ABI his entire ownership interest in Transplant Research Institute, or TRI, comprising all of the outstanding capital stock of TRI, in exchange for $20.0 million in cash. TRI holds various intellectual property and other rights.

Net cash provided by financing activities in 2004 totaled $17.3 million, consisting primarily of $7.9 million in net proceeds under our credit facility, a $4.0 million mortgage on a Chicago manufacturing facility and $5.9 million in proceeds relating to employee stock programs and the related tax benefits.

Sources of Financing and Capital Requirements

We have historically funded our research and development activities through product license fees, including milestones, and borrowings, whereas our primary source of liquidity has been cash flow from operations.

On April 18, 2006, in connection with the closing of our merger with ABI, the prior APP and ABI credit facilities were replaced with a three-year, $450 million, unsecured credit facility, with a sub-limit of $10 million letters of credit and $20 million for swing line loans. In connection with the closing of the merger, the amount outstanding under the prior ABI facility was repaid with borrowings from the new facility. There was also no outstanding balance under the prior APP facility as of such date. Interest rates under the new facility are based on the type of loan made and the leverage ratio as defined in the credit agreement. The agreement contains various restrictive covenants pertaining to the maintenance of minimum net worth, leverage and interest coverage ratios. In addition, the agreement restricts our ability to declare or pay dividends, make advances or loans to third parties and incur any additional indebtedness. Fees of $1.7 million associated with the new agreement were capitalized and will be amortized over the term of the agreement and the remaining $0.6 million in unamortized debt acquisition costs related to the prior facilities were written off in the second quarter of 2006 in conjunction with the closing of the merger.

At December 31, 2006, we had $38.8 million and $0.5 million in cash and cash equivalents and short-term investments. As of December 31, 2006, $165.0 million was outstanding on our credit facility with a weighted average interest rate of 6.1%. As we are not obligated to repay our outstanding balances prior to termination of the facility in 2009, borrowings are classified as non-current on the balance sheet. Outstanding letters of credit, which reduce overall available borrowings, were $0.7 million at December 31, 2006. We were in compliance with all covenants at December 31, 2006.

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane®, the newly acquired AstraZeneca products and our hospital-based injectable products;

•	R&D, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the transfer of products to the newly acquired Puerto Rico manufacturing facility.

•	the requirements of any potential future acquisitions, asset purchases or equity investments, including the repurchase of our stock; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We anticipate that cash and short-term investments, cash generated from operations and funds available under our credit facility will be sufficient to finance operations of the company, including ongoing activity relating to Abraxane®, product development and capital expenditures for at least the next 12 months. In the event we engage in future acquisitions or capital projects, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Accordingly, the table below excludes contractual obligations relating to milestones and royalty payments due to third parties contingent upon certain future events. Such events could include, but are not limited to, development milestones, regulatory approvals, and product sales. The following information summarizes our contractual obligations and other commitments, consisting solely of operating leases, as of December 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Credit facility principal repayments	$165,000	$—	$165,000	$—	$—
Principal repayment on notes payable	75,000	75,000	—	—	—
Purchase obligations	3,125	3,125	—	—	—
Operating lease obligations	30,210	8,108	8,739	6,995	6,368

Total	$273,335	$86,233	$173,739	$6,995	$6,368

We do not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial position or results of operations.

AstraZeneca Co-Promotion Agreement: On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC to co-promote Abraxane® in the United States. Under the terms of the agreement, AstraZeneca paid us an up-front fee of $200 million and will equally share in future costs associated with advertising and promotions of Abraxane® in the United States and certain clinical trials that are part of the overall clinical development program. Further milestone payments will be made to us upon the achievement of new indication approvals within pre-specified timelines. The co-promotion agreement, which began on July 1, 2006, will run for five and a half years. AstraZeneca will receive a 22 percent commission on net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the five and a half year term. We will retain all responsibility for clinical and regulatory development, manufacture and distribution of the product.

Taiho Pharmaceutical Co., Ltd.: On May 27, 2005, we entered into a license agreement with Taiho Pharmaceutical Co., Ltd. under which we granted to Taiho the exclusive rights to market and sell Abraxane® in Japan. We, together with Taiho, established a joint steering committee to oversee the development of Abraxane® in Japan for the treatment of breast, lung and gastric cancer and other solid tumors. Under this license agreement, Taiho paid us a non-refundable, upfront payment and will make additional payments to us upon achievement of various clinical, regulatory and sales milestones, with total potential payments in excess of $50.0 million. In addition, we will receive royalties from Taiho based on net sales under the license agreement.

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

Sales to our three major wholesale customers comprised 73%, 77% and 89% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. We periodically review the wholesale supply levels of our more significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our hospital-based products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our hospital-based distribution channels has not had a significant impact on our historic sales comparisons or sales provisions.

Other Deferred Revenue

Other deferred revenue consists of upfront payments earned from our co-promotion agreement with AstraZeneca and our agreement with Taiho Pharmaceutical Co., LTD. Such deferred revenue is recognized as earned ratably over the life of each agreement.

Sales Provisions

Our sales provisions totaled $783.1 million, $605.7 million and $771.6 million in 2006, 2005 and 2004, respectively, and related reserves totaled $112.5 million and $84.5 million at December 31, 2006 and 2005, respectively. The increase in reserves relates primarily to chargeback reserves associated with the sales of products purchased from AstraZeneca, as well as, the timing of the related chargeback payments.

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

Our net chargeback reserve totaled $103.5 million and $47.8 million at December 31, 2006 and 2005, respectively. The increase in the chargeback reserve requirement is primarily due to higher quarterly sales in the fourth quarter of 2006 due to the acquisition of AstraZeneca’s U.S. anesthetics and analgesic product portfolio. The methodology used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material. A one percent decrease in our estimated end-user contract-selling prices would reduce 2006 total revenue by $0.4 million and a one percent increase in wholesale units pending chargeback at December 31, 2006 would decrease 2006 total revenue by $0.8 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $16.6 million at December 31, 2006 and $12.2 million at December 31, 2005. A one-percent increase in the estimated rate of contractual allowances to total revenue at December 31, 2006 would decrease net sales by $2.6 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $9.8 million and $16.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for 2006 by $1.6 million.

We generally offer our customers a standard cash discount on our hospital-based products for prompt payments and, from time-to-time, may offer a greater discount and extended terms in support of product launches or other promotional programs. A provision for cash discounts is established at the time of sale based on the terms of sale.

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

At December 31, 2006, inventory included $25.7 million primarily relating to Abraxane products pending European regulatory approval. Inventory included $9.5 million in cost relating to products pending FDA approval at December 31, 2005. In the event that the FDA approval is unduly delayed or denied, we may have to provide for and expense all or a portion of such inventory.

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

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. In addition, for the year ended December 31, 2006, cost of sales included amortization of the inventory step-up associated with our merger with ABI of $12.5 million and amortization of product rights purchased from AstraZeneca of $8.2 million.

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

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, co-promotion commissions to AstraZeneca, facilities, risk management and professional fees.

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

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, uses the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan. Additionally, expense related to the RSU Plans is based in the lower of the market-price or $28.27 and is expensed on a straight-line basis over the applicable vesting period. Pre-tax stock-based employee compensation costs for the years ended December 31, 2006, 2005 and 2004 were $35.0 million, including $19.8 million relating to the RSU Plans, $16.4 million and $9.8 million, respectively. Also, in connection with the retrospective application, our December 31, 2005 balance sheet presented reflects an increase in the deferred tax benefit of $2.1 million, an increase in minority interests of $0.6 million, an increase in additional paid-in capital of $9.3 million and a decrease in retained earnings of $8.8 million.

Refer to “Note 12, Stock Compensation Plans” for a detail of financial statement changes caused by the retrospective application.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the legislative enactment date.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes .” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada, Switzerland and other parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, these foreign subsidiaries are presented in our financial statement in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the subsidiaries functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of December 31, 2006, there were no outstanding hedge arrangements.

Investment Risk: The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Some of the securities that we invest in may have interest rate risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the prevailing rate and the prevailing rate later rises, the fair value of the principal amount of our investment will probably decline.

To minimize this risk, we maintain an investment portfolio of cash equivalents and short-term investments consisting of high credit quality securities, including commercial paper, government and non-government debt securities and money market funds. We do not use derivative financial instruments. The average maturity of the debt securities in which we invest has been less than 90 days and the maximum maturity has been three months.

Interest Rate Risk: We are also exposed to changes in interest rates on our borrowings. We have a $450 million credit facility, which bears interest at a variable rate. As of December 31, 2006, $165 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 6.1%. If our interest rates were to increase 1% in 2007 as compared to the weighted average interest rate in 2006, our interest expense for 2007 would increase $1.7 million based on our outstanding debt balances at December 31, 2006

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Abraxis BioScience, Inc.

We have audited the accompanying consolidated balance sheets of Abraxis BioScience, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abraxis BioScience, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, in 2006 the Company adopted the provisions of Financial Accounting Standards No. 123(R) “Share-Based Payments” and changed its method of accounting for shared based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Abraxis BioScience, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    Ernst & Young LLP

Chicago, Illinois

March 1, 2007

Abraxis BioScience, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$38,797	$28,818
Short-term investments	500	54,455
Accounts receivable, less allowances for doubtful accounts of $100 in 2006 and $627 in 2005 and net chargebacks of $103,456 in 2006 and $47,841 in 2005	84,684	61,868
Inventories	218,280	175,282
Prepaid expenses and other current assets	15,570	13,553
Deferred income taxes	78,955	16,936

Total current assets	436,786	350,912
Property, plant and equipment, net	217,819	152,630
Investment in Drug Source Company, LLC	5,504	2,728
Intangible assets, net of accumulated amortization of $47,482 in 2006 and $2,060 in 2005	738,440	892
Goodwill	401,600	—
Deferred income taxes, non-current	—	5,993
Non-current receivables from related parties	39	649
Deferred financing costs and other non-current assets, net of accumulated amortization of $433 in 2006 and $379 in 2005	25,320	10,425

Total assets	$1,825,508	$524,229

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,471	$35,593
Accrued liabilities	61,428	39,364
Income taxes payable	80,054	6,992
Deferred revenue	39,225	18,404
Minimum royalties payable	1,017	1,020
Amounts due to officer/stockholder	—	1,255
Notes payable	72,248	—

Total current liabilities	319,443	102,628
Long-term debt	165,000	190,000
Deferred income taxes, non-current	142,563	—
Long-term portion of deferred revenue	158,135	—
Other non-current liabilities	7,006	1,400

Total liabilities	792,147	294,028
Minority interests	—	162,061
Stockholders’ equity:
Common stock—$0.001 par value; 350,000,000 shares authorized;
165,928,134 and 164,992,101 shares issued and outstanding in 2006 and 2005, respectively	166	165
Additional paid-in capital	1,085,196	71,240
Retained earnings	4,483	51,380
Accumulated other comprehensive income	1,257	1,629
Less treasury stock at cost, 6,705,116 and 6,646,398 common shares in 2006 and 2005, respectively	(57,741)	(56,274)

Total stockholders’ equity	1,033,361	68,140

Total liabilities and stockholders’ equity	$1,825,508	$524,229

See accompanying notes to consolidated financial statements

Abraxis BioScience, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net revenue	$765,488	$520,757	$405,247
Cost of sales	307,512	227,235	192,254

Gross profit	457,976	293,522	212,993
Operating expenses:
Research and development	96,891	68,896	51,462
Selling, general and administrative	186,789	131,237	98,666
Amortization of merger related intangibles	38,275	—	—
Merger related in-process research and development charge	105,777	—	—
Other merger related costs	29,335	7,863	—
Equity in net income of Drug Source Company, LLC	(2,847)	(1,802)	(2,084)

Total operating expense	454,220	206,194	148,044

Income from operations	3,756	87,328	64,949
Interest income and other	3,956	756	906
Interest expense	(13,927)	(6,563)	(1,002)
Loss on early extinguishment of credit facility	—	—	(1,986)
Minority interests	(11,383)	(25,875)	(16,301)

Income (loss) before income taxes	(17,598)	55,646	46,566
Provision for income taxes	29,299	37,989	28,345

Net income (loss)	$(46,897)	$17,657	$18,221

Income (loss) per common share:
Basic	$(0.30)	$0.11	$0.12

Diluted	$(0.30)	$0.11	$0.11

Research and development costs include purchases from Drug Source Company, LLC as follows:	$58	$2,663	$417

The composition of stock-based compensation included above is as follows:
Cost of sales	$2,668	$4,376	$2,613
Research and development	5,767	930	556
Selling, general and administrative	15,473	11,103	6,632
Other merger related costs	11,115	—	—

	$35,023	$16,409	$9,801

See accompanying notes to consolidated financial statements

Abraxis BioScience, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2006, 2005 and 2004

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount	Total
	(in thousands)
Balance, January 1, 2004	10,000,000	$10,000	22,500,000	$22,500	172,888,327	$173	$126,786	$35,502	$140	(6,646,398)	$(56,274)	$138,827
Effect of equity transactions by American Pharmaceutical Partners, Inc.	—	—	—	—	—	—	10,276	—	—	—	—	10,276
Comprehensive income:
Net income	—	—	—	—	—	—	—	18,221	—	—	—	18,221
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	563	—	—	563
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(469)	—	—	(469)

Comprehensive income												18,315

Balance, December 31, 2004	10,000,000	$10,000	22,500,000	$22,500	172,888,327	$173	$137,062	$53,723	$234	(6,646,398)	$(56,274)	$167,418
Effect of equity transactions by American Pharmaceutical Partners, Inc.	—	—	—	—	—	—	24,826	—	—	—	—	24,826
Purchase of common stock	—	—	—	—	(7,896,226)	(8)	(67,492)	—	—	—	—	(67,500)
Purchase of preferred stock A	(10,000,000)	(10,000)	—	—	—	—	(7,125)	—	—	—	—	(17,125)
Purchase of preferred stock B	—	—	(22,500,000)	(22,500)	—	—	(16,031)	—	—	—	—	(38,531)
Distribution of equity to acquire Transplant Research Institute	—	—	—	—	—	—	—	(20,000)	—	—	—	(20,000)
Comprehensive income:
Net income	—	—	—	—	—	—	—	17,657	—	—	—	17,657
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	1,066	—	—	1,066
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	329	—	—	329

Comprehensive income												19,052

Balance, December 31, 2005	—	—	—	—	164,992,101	$165	$71,240	$51,380	$1,629	(6,646,398)	$(56,274)	$68,140
Effect of merger between APP and ABI	—	—	—	—	—	—	979,204	—	—	—	—	979,204
Exercise of Stock Options	—	—	—	—	643,578	1	7,975	—	—	—	—	7,976
Issuance of stock for employee retirement and stock purchase plan	—	—	—	—	157,792	—	3,274	—	—	—	—	3,274
Unvested restricted stock and stock options forfeited	—	—	—	—	(5,449)	—	—	—	—	—	—	—
Issuance of vested stock	—	—	—	—	140,112	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(58,718)	(1,467)	(1,467)
Stock compensation expense	—	—	—	—	—	—	19,436	—	—	—	—	19,436
Tax benefit of stock compensation plans	—	—	—	—	—	—	4,067	—	—	—	—	4,067
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(46,897)	—	—	—	(46,897)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	717	—	—	717
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,089)	—	—	(1,089)

Comprehensive loss												(47,269)

Balance, December 31, 2006	—	$—	—	$—	165,928,134	$166	$1,085,196	$4,483	$1,257	(6,705,116)	$(57,741)	$1,033,361

See accompanying notes to consolidated financial statements

Abraxis BioScience, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(46,897)	$17,657	$18,221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,108	14,224	9,715
Amortization	1,608	1,149	1,105
Amortization of product rights	8,220	—	—
Amortization of merger related intangibles	38,275	—	—
Amortization of merger related inventory step-up	12,480	—	—
Merger related in-process R&D charge	105,777	—	—
Stock-based compensation	35,023	16,409	9,801
Loss on early distinguishment of credit facility	—	—	1,986
Loss on disposal of property, plant and equipment	189	941	280
Excess tax benefit from stock-based compensation	(4,067)	(15,687)	(1,247)
Deferred income taxes	(83,199)	(9,127)	(5,152)
Minority interest	11,383	25,875	16,301
Equity in net income of Drug Source Company, LLC, net of dividends received	(2,776)	3,528	(1,090)
Changes in operating assets and liabilities:
Accounts receivable, net	(22,816)	(46,351)	15,953
Inventories	(42,998)	(23,847)	(39,209)
Prepaid expenses and other assets	(2,004)	(2,226)	7,645
Non-current receivables (due to) from related parties	610	(2)	90
Accounts payable and accrued expenses	46,611	35,364	3,534
Income taxes payable	73,062	(2,597)	3,616
Deferred revenue	178,956	18,366	—
Minimum royalties payable	(3)	(82)	(150)
Amounts (due to) from officer/stockholder	(1,255)	(528)	954
Other non-current liabilities	(310)	1,400	—

Net cash provided by operating activities	324,977	34,466	42,353
Cash flows from investing activities:
Purchases of property, plant and equipment	(84,486)	(51,107)	(45,897)
Purchases of other non-current assets	(13,972)	—	—
Purchase of product rights	(328,797)	(4,085)	(3,588)
Net sale (purchase) of short-term investments	53,955	12,020	(13,310)

Net cash used in investing activities	(373,300)	(43,172)	(62,795)
Cash flows from financing activities:
Proceeds from the exercise of stock options	7,975	11,547	2,224
Proceeds from issuance of debt	204,500	190,000	11,900
Proceeds from the sale of stock under employee retirement and stock purchase plans	3,274	3,129	2,440
Notes payable	72,248	—	—
Repayment of borrowings	(229,500)	(42,750)	—
Payment of deferred financing costs	(1,704)	(585)	(470)
Distribution of equity to acquire TRI	—	(20,000)	—
Repurchase of preferred stock	—	(55,656)	—
Repurchase of ABI stock	—	(67,500)	—
Purchase of treasury stock	(1,469)	—	—
Excess tax benefit from stock-based compensation	4,067	15,687	1,247

Net cash provided by financing activities	59,391	33,872	17,341
Effect of exchange rates on cash	(1,089)	329	(469)

Net increase (decrease) in cash and cash equivalents	9,979	25,495	(3,570)
Cash and cash equivalents, beginning of year	28,818	3,323	6,893

Cash and cash equivalents, end of year	$38,797	$28,818	$3,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,165	$7,674	$—
Cash paid for income taxes, net of refunds	33,490	33,690	21,413

See accompanying notes to consolidated financial statements

Abraxis BioScience, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

1. Description of Business

On April 18, 2006, we, Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, completed a merger with American BioScience, Inc., or ABI, our former parent pursuant to the terms of an Agreement and Plan of Merger dated November 27, 2005 entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc., or Abraxis. See “Note 3—Merger” for more information.

As a Delaware corporation that was formed in 2001 as successor to a California corporation which began in 1996, Abraxis BioScience, Inc. is an integrated global biopharmaceutical company dedicated to meeting the needs of critically ill patients. We develop, manufacture and market one of the broadest portfolios of injectable products and leverage revolutionary technology such as our nab ™ platform to discover and deliver breakthrough therapeutics that transform the treatment of cancer and other life-threatening diseases. The first FDA approved product to use this nab platform, Abraxane ® , was launched in the United States in 2005 for the treatment of metastatic breast cancer. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

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

At December 31, 2006, our consolidated financial statements include the assets, liabilities and results of operations of Abraxis and our wholly owned subsidiaries, Pharmaceutical Partners of Canada, Abraxis BioScience Mfg., LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiary, Resuscitation Technologies, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

For accounting purposes, the merger between APP and ABI has been treated as a downstream merger with ABI viewed as the surviving entity, although APP was the surviving entity for legal purposes. As such, the merger has been accounted for in our consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting. Under this accounting method, our accounts, including goodwill, have been adjusted to reflect the minority interests’ share of any differences between their fair values and book values as of the merger closing date. Our total fair value was based on the weighted average market price of our common stock for the period three trading days prior to and three trading days subsequent to the merger announcement date. Pre-acquisition stockholders’ equity and earnings per share have been retroactively restated for the equivalent number of shares received by the accounting acquirer in the merger, with differences between the par value of the issuers and accounting acquirer’s stock recorded in paid-in-capital.

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

The consolidated financial statements include the assets, liabilities and results of operations of Abraxis and our wholly owned subsidiaries, Pharmaceutical Partners of Canada, Abraxis BioScience Mfg., LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiary, Resuscitation Technologies, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases of inventory, is classified in operating expenses in the accompanying consolidated statements of income. Research and development expense included purchases from Drug Source Company of $0.1 million, $2.7 million and $0.4 million in 2006, 2005 and 2004, respectively. Ending inventory included purchases from Drug Source Company of $ 4.0 million and $3.8 million at December 31, 2006 and 2005, respectively.

Fiscal Year

Prior to our merger with ABI, we used a 52-week or 53-week fiscal year that ended on the Saturday nearest to December 31. As such, the fiscal year ended December 31, 2005 contained 52 weeks and the fiscal year ended December 31, 2004, contained 53 weeks. Beginning with our merger with ABI, we now use a calendar fiscal year, which begins on January 1 and ends on December 31 of each year. For clarity of presentation, all periods are presented as if the year ended on December 31.

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

Cash, Cash Equivalents and Short-term Investments

It is our policy to include cash and investments having a maturity of three months or less at the time of acquisition in cash and cash equivalents. Short-term investments consist of high credit quality securities including government and non-government debt securities. The cost of these short-term investments closely approximates their fair market value due to their variable interest rates, which typically reset every seven days. We have never incurred realized or unrealized gains or losses on these securities and income resulting from our short-term investments is recorded as interest income.

Accounts Receivable and Concentration of Credit Risk

We typically have multi-year contractual agreements with GPOs and individual hospital groups to supply our products to end-user hospital and alternate site customers. As is traditional in the pharmaceutical industry, a significant amount of our generic pharmaceutical products are sold to end users under GPO contracts through a relatively small number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Three wholesalers collectively, and approximately proportionately, represented 73%, 77% and 89% of our sales in fiscal 2006, 2005 and 2004, respectively, and represented 88% and 85% of accounts receivable at December 31, 2006 and 2005, respectively. The 2005 and 2006 decline in the proportion of sales relative to the 2004 percentage of sales to the three major wholesalers was due primarily to increased sales to specialty oncology distributors. To help control our credit exposure, we routinely monitor the creditworthiness of our customers, review outstanding customer balances and record allowances for bad debts as necessary. We insure all, or a portion of, gross receivables from our largest customers to protect against risk of significant credit loss. Historical credit loss has been insignificant.

Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	December 31,
	2006			2005
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$55,248	$—	$55,248	$31,768	$—	$31,768
Work in process	26,698	3,566	30,264	11,613	2,987	14,600
Raw materials	110,642	22,126	132,768	122,449	6,465	128,914

	$192,588	$25,692	$218,280	$165,830	$9,452	$175,282

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

At December 31, 2006 and December 31, 2005, inventory included $25.7 and $ 9.5 million respectively in cost relating to products pending FDA and European approval. Included in the amount pending approval at December 31, 2006 was $17.7 million of Paclitaxel (whole plant), and $2.6 million in other Abraxane products. Included in the amount pending approval at December 31, 2005 was $7.4 million of Ceftriaxone, which was approved by the FDA in February 2006.

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

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost or allocated acquisition value. Provisions for depreciation are computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset and for leasehold improvements the lesser of the estimated useful life of the related asset or the term of the related lease as follows:

Buildings and improvements	10-30 years
Corporate aircraft	15 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-7 years

Depreciation expense was $19.1 million, $14.2 million and $9.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense increased $ 4.9 million in 2006 as compared to 2005, due primarily to the start of manufacturing at our Swiss subsidiary, Pharmaceutical Partners Switzerland, depreciation related to our corporate aircraft, and an overall increase in capital expenditures. Depreciation expense increased $4.5 million in 2005, as compared to 2004, due primarily to the implementation of a new enterprise resource planning, or ERP, business system application and the expansion of our development facility in 2005.

Property, plant, and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Land	$6,636	$4,531
Building and improvements	80,253	67,596
Machinery and equipment	78,007	64,952
Corporate aircraft	46,552	—
Furniture and fixtures	40,599	35,582
Construction in progress	49,702	46,631

	301,749	219,292
Less allowance for depreciation	(83,930)	(66,662)

	$217,819	$152,630

Deferred Financing Costs

Costs incurred in connection with the issuance and amendments to our credit facilities are capitalized and amortized using the straight-line methods over the term of the related facility. Unamortized debt issue costs may be written-off in conjunction with the refinancing or termination of the applicable debt arrangement prior to its scheduled maturity. In April 2006, in connection with the closing of our merger with ABI, the prior APP and ABI facilities were replaced with a three-year, $450 million unsecured credit facility. Fees of $1.7 million associated with the new agreement were capitalized and will be amortized over the term of agreement and $0.6 million in unamortized debt acquisition costs related to the prior facilities were written off in the second quarter of 2006. Additionally, in 2004, we recorded a non-cash, pretax charge of $2.0 million to write-off unamortized debt acquisition costs related to the early extinguishment of APP’s 2001 five-year credit facility.

Intangible Assets and Other Non-Current Assets

We are required to perform impairment tests related to our goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” annually, which we perform on October 1, and whenever events or changes in circumstances suggest that it is more likely than not that the fair value of the reported units are below their carrying values. Goodwill has been allocated to our APP segment and to Abraxis Oncology in our ABI segment. We completed the annual impairment tests for our $401 million of goodwill in the fourth quarter of 2006 and determined that goodwill allocated to our reporting units was not impaired and that no impairment charges were required.

Intangible assets are recorded at acquisition cost and are amortized on a straight-line basis over the period estimated revenues are expected to be derived from such assets (weighted average amortization period of approximately six years). We review our intangible assets for impairment periodically and whenever events or changes in circumstance indicate that the carrying amount of an intangible asset may not recoverable.

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

Sales to our three major wholesale customers comprised 73%, 77% and 89% of our 2006, 2005 and 2004 net sales, respectively. We periodically, as we believe warranted, review the wholesale supply levels of our significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms and periodic visits to wholesalers’ warehouses. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our generic products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our generic distribution channel has not had a significant impact on our historic sales comparisons or sales provisions.

From time to time we enter into inventory management agreements with our wholesale customers which require us to pay a fee in connection with their distribution of our products or other services, possibly including sales data and other services and contractual rights for us. In addition, we may be required to enter into such agreements in the future in order to maintain our relationships with other such wholesalers. We are unable to ascertain the potential impact of any such future agreements on our sales, but do not believe that such agreements would result in a substantial change in wholesale stocking levels of our products as compared to current levels.

Our sales provisions totaled $783.1 million, $605.7 million and $771.6 million in 2006, 2005 and 2004, respectively, and related reserves totaled $112.5 million and $84.5 million at December 31, 2006 and 2005, respectively.

Other Deferred Revenue

Other deferred revenue consists of upfront payments earned from our co-promotion agreement with AstraZeneca and our agreement with Taiho Pharmaceutical Co., LTD. Such deferred revenue is recognized as earned ratably over the term of each agreement.

Taiho Agreement and Revenue: On May 27, 2005, ABI licensed the rights to Abraxane® in Japan to Taiho Pharmaceutical Co., LTD, or Taiho, a subsidiary of Otsuka Pharmaceutical Ltd. Under the agreement, ABI and Taiho established a steering committee which will oversee the development of Abraxane® in Japan for the treatment of breast, lung, gastric, and other solid tumors for a term of seven years. The license provides for a non-refundable $20.0 million upfront payment, $38.5 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives; royalties based on net sales under the agreement; and an agreement under which we will supply Taiho with Abraxane® . Due to our continuing involvement under the licensing agreement, the $20.0 million non-refundable upfront payment has been deferred and the payment is being recognized as research revenue ratably over the estimated life of the product. We assumed this agreement in connection with the closing of the merger.

During 2006, we recorded revenue of $3.0 million relating to milestone payments received from Taiho. In addition, the revenue recognized in 2006 as a result of amortization of the $20.0 million upfront payment was $2.9 million. At December 31,2006, unearned revenue associated with the Taiho agreement of $15.5 million was recorded as deferred revenue on the balance sheet.

Co-Promotion Agreement: On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC (see footnote 4-Acquisiton of Assets).

During the year ended December 31, 2006, we recorded revenue of $18.2 million relating to deferred revenue associated with the co-promotion agreement. At December 31, 2006, unearned revenue associated with the co-promotion agreement of $181.8 million was recorded as deferred revenue on the balance sheet. The remaining deferred revenue will be recorded as revenue ratably over the remainder of the 5.5 year term.

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

Our methodology used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, primarily the inability to track product through the channel on a unit or lot specific basis, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales: such changes have not been material to the statement of operations. The $55.6 million increase in chargeback requirements during 2006 resulted primarily from higher quarterly sales in the fourth quarter of 2006 as compared to the fourth quarter of 2005 principally due to acquiring AstraZeneca’s U.S. anesthetics and analgesic product portfolio. As a proprietary product, Abraxane® does not require significant chargeback reserves. The $50.0 million decrease in chargeback requirements during 2005 resulted from lower fourth quarter 2005 hospital-based product sales, including certain products with larger chargeback provision requirements. A one-percent decrease in our estimated end-user contract-selling prices would reduce 2006 net sales by $0.4 million and a one percent increase in wholesale units pending chargeback at December 31, 2006 would decrease 2006 net sales by $0.8 million.

The accrual for chargebacks is presented in our financial statements as a reduction of net sales and accounts receivable. Chargeback activity for the three years ended December 31, 2006 was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$47,841	$97,382	$57,989
Provision for chargebacks	713,241	519,750	674,820
Credit or checks issued to third parties	(657,626)	(569,291)	(635,427)

Balance at end of year	$103,456	$47,841	$97,382

Contractual allowances, returns and credits, cash discounts and bad debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. A one percent increase in the estimated rate of contractual allowances to sales at December 31, 2006 would decrease net sales by $2.6 million. Contractual allowances are reflected in the financial statements as a reduction of net sales and as a current accrued liability. The accrual for customer credits and product returns is presented in the financial statements as a reduction of net sales and accounts receivable. Our provision for contractual allowances during each of the three years ended December 31, 2006 was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$12,152	$11,433	$6,988
Provision for contractual allowances and customer rebates	35,575	33,572	27,116
Credit issued to third parties	(31,172)	(32,853)	(22,671)

Balance at end of year	$16,555	$12,152	$11,433

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors, generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. At December 31, 2006, a one-percent increase in the estimated reserve requirements for customer credits and product returns would have decreased 2006 net sales by $1.6 million. Our provision for customer credits and product returns during each of the three years ended December 31, 2006 was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$16,272	$9,397	$8,820
Provision for customer credits and product returns	20,386	27,010	28,248
Credit issued to third parties	(26,896)	(20,135)	(27,671)

Balance at end of year	$9,762	$16,272	$9,397

We generally offer our customer a standard cash discount on generic injectable products for prompt payments and, from time-to-time, may offer a greater discount and extended terms in support of product launches or other promotional programs. Our wholesale customers typically pay within terms and a provision for cash discount is established at the time of sale based on the terms of sale.

We establish a reserve for bad debts based on general and identified customer credit exposure. Our actual loss due to bad debts in the three-year period ending December 31, 2006 was less than $0.1 million.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recognized in net sales. Shipping and handling costs are included in cost of sales.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the legislative enactment date.

Since APP’s 2001 initial public offering and continuing through the year-ended December 31, 2005, APP and ABI have filed separate, stand-alone federal income tax returns. For state purposes, depending upon the applicable state laws, we may have filed a separate or a consolidated tax return with American BioScience.

For tax purposes, the downstream tax-free merger of parent into subsidiary was treated as a reverse acquisition whereby, American BioScience was the surviving entity. Consequently, American Pharmaceutical Partners, Inc. will file its final stand-alone federal and consolidated state income tax returns for earnings incurred through April 18, 2006. For the 2006 tax year, we will file new federal and state tax returns, which will include pre- and post-merger income from ABI and post-merger income from APP.

Research and Development Costs

Research and development costs are expensed as incurred or consumed and consist of pre-production manufacturing scale-up and related salaries and other personnel-related expenses, depreciation, facilities, raw material and production costs and professional services.

Equity-Based Compensation

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

Stock-based compensation recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application, uses the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan. Additionally, expense related to the RSU Plans is based in the lower of the market price or $28.27 and is expensed on a straight-line basis over the applicable vesting period. Pre-tax stock-based employee compensation costs for the years ended December 31, 2006, 2005 and 2004 were $35.0 million, including $19.8 million relating to the RSU Plans, $16.4 million and $9.8 million, respectively. Also, in connection with the retrospective application, our December 31, 2005 balance sheet presented reflects an increase in the deferred tax benefit of $2.1 million, an increase in minority interests of $0.6 million, an increase in additional paid-in capital of $9.3 million and a decrease in retained earnings of $8.8 million.

Refer to Note 12, Stock Compensation Plans, for a detail of financial statement changes caused by the retrospective application.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and our credit facility. Cash equivalents include investments with maturities of three months or less at the time of acquisition. Short-term investments consist of high credit quality securities including government and non-government debt securities. At December 31, 2006 and 2005, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The interest rates on borrowings under the bank credit facility are revised periodically to reflect market rate fluctuations; as such, the carrying amount of the bank credit facility approximates fair value.

We have not used any derivatives or other foreign currency or interest rate hedging instruments.

Per Share Information

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive income per common share is computed by dividing net income (loss) by the weighted-average number of common shares used for the basic calculations plus potentially dilutive shares for the portion of the year that the shares were outstanding, unless the impact is anti-dilutive. Potentially dilutive common shares resulted from outstanding stock options and restricted stock awards. Calculations of basic and diluted income per common share information are based on the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income, (loss)	$(46,897)	$17,657	$18,221

Denominator:
Weighted average common shares outstanding—basic	158,937	157,694	156,189
Net effect of dilutive securities:
Stock options and restricted stock awards	—	2,048	2,842

Weighted average common shares outstanding—diluted	158,937	159,742	159,031

Income (loss) per common share—basic	$(0.30)	$0.11	$0.12

Income (loss) per common share—diluted	$(0.30)	$0.11	$0.11

For the year ended December 31, 2006, all employee stock options were excluded from the computation of diluted loss per common share as the effect was anti-dilutive. For the years ended December 31, 2005 and 2004, employee stock options for which the exercise price exceeded the average market price of our common stock in the respective fiscal years were excluded from the computation of diluted income per common share as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Number of shares excluded	2,706	535	339
Range of exercise prices per share	$2.00 -$56.02	$45.86 - $56.02	$33.38 - $46.20

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

3. Merger

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

At the April 18, 2006 acquisition date, the minority shareholders owned 34.17% of our total outstanding common shares. Based on a $39.14 price for our common stock, representing the weighted average price of our common stock for the period three trading days prior to and three trading days subsequent to the merger announcement date, the fair value of the minority interests as of April 18, 2006 totaled approximately $974.8 million. This amount represented the estimated fair market value assigned to the shares owned by minority interests and will be referred to as the purchase price attributed to minority interests. The purchase price attributed to minority interests was allocated to the minority interests’ pro-rata share of our tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of our assets and our liabilities has been reflected as goodwill. The excess purchase price allocated to tangible and intangible assets is not deductible for income tax purposes.

The allocation of the purchase price to the estimated fair values of the assets and liabilities attributable to our minority interests as of the acquisition date is as follows (in thousands):

Working capital and other assets, net	$132,562
Property, plant and equipment	49,152
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total	$974,790

The estimated step-up of the minority interests to fair value has been assigned to the following categories (in thousands):

Inventory	$12,480
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liabilities	(178,953)

Total	$805,556

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

Identifiable intangible assets

Acquired identifiable intangible assets primarily include core technology associated with Abraxane, customer relationships and trade name.

The amounts assigned to each intangible asset class as of the acquisition date and the related weighted average amortization periods are as follows:

	Value of acquired intangibles	Weighted- average amortization period
	(in thousands)
Core technology	$158,863	7 yrs
Developed product technology	146,002	9 yrs
Customer relationships	124,027	11 yrs
Tradename	26,478	7 yrs

Total	$455,370

Pro forma results of operations

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had taken place at the beginning of each period presented (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
	(in thousands, except per share amounts)
Net revenue	$765,488	$520,757
Net income	60,531	2,459
Pro forma income per share:
Basic	0.38	0.02
Diluted	0.38	0.02

The pro forma net income and income per share for each period above excludes the acquired in-process research and development charge of $105.8 million, or approximately $0.67 per share. In addition, the pro forma results of operations for the twelve months ended December 31, 2006 include a non-recurring tax benefit of $17.9 million related to the removal of our valuation allowance against certain deferred tax assets. The pro forma information is not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2006 and 2005, or indicative of results that may be achieved in the future.

4. Acquisition of Assets

Abraxane® Co-Promotion and Product Acquisition Agreement

On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. Under the agreement:

•

Abraxis Oncology, one of our divisions, and AstraZeneca are co-promoting Abraxane® , our proprietary taxane oncology product, in the United States beginning on July 1, 2006 for a term of five and one-half years;

•	AstraZeneca paid to us a $200 million up-front signing fee in May 2006, which is being recognized as deferred revenue over the 5.5 year term of the agreement beginning July 1, 2006;

•

The parties are sharing in certain of the costs associated with advertising and promoting Abraxane® in the U.S. and the cost of certain clinical trials that are part of the product’s overall clinical development program. Any reimbursement from AstraZeneca relating to the cost sharing will be recorded as a reduction of operating expenses;

•	We will supply Abraxane during the five and one half year term.

•

We will pay AstraZeneca a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the end of the 5.5 year term. The related commission expense is recorded as a component of selling, general and administrative expenses. Payments commenced in November 2006; and

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

We also entered into an Asset Purchase Agreement with AstraZeneca UK Limited on April 26, 2006 to acquire AstraZeneca’s U.S. anesthetics and analgesic product portfolio, which includes Diprivan® (propofol), Naropin® (ropivacaine), as well as a variety of local anesthetics including EMLA® (Eutectic Mixture of Lidocaine and Prilocaine), Xylocaine® (lidocaine), Polocaine® (mepivacaine), Nesacaine® (chloroprocaine HCl Injection, USP), Sensorcaine® (bupivacaine), and Astramorph® (morphine sulfate injection, USP). Under the agreement, we paid AstraZeneca approximately $259 million at closing and will pay $75 million upon the first anniversary of closing, June 28, 2007. These costs are being amortized, on a straight line basis, over twenty years, the estimated period for which cash flows will be contributing to operations. At the closing, AstraZeneca entered into an exclusive supply agreement with us under which AstraZeneca will supply these products to us for an initial term of five years. In addition, AstraZeneca has agreed that we will be its preferred partner for consideration of certain proprietary injectable products when patents on these products expire. Under the terms of the agreement, AstraZeneca has also granted us a right of first offer to purchase or license AstraZeneca’s anesthetics and analgesics portfolio outside of the U.S. should AstraZeneca decide to divest these assets. This transaction closed on June 28, 2006.

5. Goodwill and Other Intangibles

As of December 31, 2006, goodwill has a carrying value of $401.6 million resulting from the merger, as fully described in “Note 3—Merger”, between ABI and APP on April 18, 2006 and the carrying value has not changed since then. Goodwill of $160.6 million has been allocated to our APP segment and goodwill of $241.0 million was allocated to our Abraxis Oncology reporting unit in our ABI segment (see “Note 16—Segment Information” for further discussion). Substantially all of our intangible assets, other than goodwill, are subject to amortization. Amortization expense on intangible assets was $48.1 million, $1.1 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 the weighted average expected lives of intangibles was approximately 13.2 years.

The following table reflects the components of intangible assets, which have finite lives at:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Core technology	$158,863	$22,282	$—	$—
Developed product technology	146,002	4,998	—	—
Customer relationships	124,027	8,314	—	—
Tradename	26,478	2,680	—	—
Product rights	328,797	8,220	—	—
Other	1,755	988	2,952	2,060

Total	$785,922	$47,482	$2,952	$2,060

Estimated amortization expense for identifiable intangible assets, other than goodwill, for each of the five succeeding years is $70,745.

6. Related Party Transactions

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

Total non-current receivables from related parties totaled $0.1 million and $0.6 million at December 31, 2006 and December 31, 2005, respectively. The non-current receivables from related parties consists of a note receivable from a former employee bearing interest at 3.44% per annum at December 31, 2006. At December 31, 2005 non-current receivables from related parties consisted of accounts and notes receivable from employees and officers that were due over periods ranging from 1 to 10 years, bearing interest at rates ranging from 5.12% to 5.75% per annum.

7. Accrued Liabilities

Accrued liabilities consist of the following at:

	December 31,
	2006	2005
	(in thousands)
Sales and marketing	$26,876	$18,728
Payroll and employee benefits	27,417	12,707
Legal and insurance	2,045	2,971
Other	5,090	4,958

	$61,428	$39,364

8. Long-Term Debt and Credit Facilities

Credit Facility

On April 18, 2006, in connection with the closing of our merger with ABI, the prior APP and ABI credit facilities were replaced with a three-year, $450 million, unsecured credit facility, with a sub-limit of $10 million for letters of credit and $20 million for swing line loans. In connection with the closing of the merger, the amount outstanding under the ABI facility was repaid with borrowings from the new facility. There was no outstanding balance under the former APP facility as of such date. Interest rates under the new facility are based on the type of loan made, and the leverage ratio as defined in the credit agreement. The agreement contains various restrictive covenants pertaining to the maintenance of minimum net worth, leverage and interest coverage ratios. In addition, the agreement restricts our ability to declare or pay dividends, make advances or loans to third parties and incur any additional indebtedness. Fees of $1.7 million associated with the new agreement were capitalized and will be amortized over the term of the agreement and the remaining $0.6 million in unamortized debt acquisition costs related to the prior facilities were written off in the second quarter of 2006 in conjunction with the closing of the merger.

As of December 31, 2006, $165.0 million was outstanding on our credit facility with a weighted average interest rate of 6.1%. As we are not obligated to repay our outstanding balances prior to termination of the facility in 2009, borrowings will be classified as non-current on the balance sheet. Outstanding letters of credit, which reduce overall available borrowings, were $0.7 million at December 31, 2006. We were in compliance with all covenants at December 31, 2006.

No interest was capitalized during the years ended December 31, 2006, 2005 and 2004.

Note Payable

In connection with the Asset Purchase Agreement, with AstraZeneca UK Limited, we have agreed to pay $75 million of the purchase price upon the first year anniversary of the closing. This transaction closed on June 28, 2006. At December 31, 2006, we had recorded this amount at its discounted present value, using an effective interest rate of 7.5%, as a note payable within the current liability section of the balance sheet.

APP Prior Credit Facility and Debt Extinguishment

In September 2004, we entered into a three-year, $100 million, unsecured revolving credit facility, which in August 2005 was increased to $150 million and the term of which was extended by one year. Interest rates under this credit facility were based on the type of loan made and our leverage ratio. The interest rate under the credit facility was LIBOR plus 75 basis points. The credit facility included a sub-limit for the issuance of letters of credit. With respect to the capital stock held by ABI, the credit facility restricted our ability to declare or pay any cash dividends . Debt acquisition fees of approximately $0.5 million for our facility were being amortized over the life of the facility and the unamortized debt acquisition costs were written off in connection with the closing of the merger with ABI during the second quarter of 2006.

ABI Prior Credit Facility

In June 2005, ABI entered into a two-year, $200 million credit facility secured by substantially all of ABI’s assets, including 47.2 million shares of APP common stock held by ABI. On March 6, 2006, ABI amended its $200 million credit facility to increase the allowed borrowings to $215 million. On April 18, 2006, $214 million was outstanding under the ABI facility, which was paid off in connection with the closing of the merger. ABI incurred $0.5 million in fees in connection with the facility, which were being amortized over the facility’s two-year term and the unamortized debt acquisition costs were written off in conjunction with the closing of the merger in the second quarter of 2006.

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

9. Leases and Commitments

We have entered into various operating lease agreements for warehouses, office space, automobiles, communications, information technology equipment and software, and office equipment. Rental expense amounted to $6.6 million, $4.1 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, future annual minimum lease payments related to non-cancelable operating leases are as follows:

Year	Amount
(in thousands)
2007	$8,108
2008	4,926
2009	3,813
2010	3,694
2011	3,301
Thereafter	6,368

$30,210

Purchase Obligations

We have an agreement for the bulk purchase of Paclitaxel. As of December 31, 2006, we have a commitment to purchase $3.1 million of Paclitaxel in 2007.

ABI Clinical Trial and Other Commitments

ABI has entered into various clinical trial service agreements with third parties for the management, planning and execution of clinical trials. If all milestones in these agreements are achieved, related milestone commitments to be paid by ABI in 2007 through 2011 will approximate $5.4 million.

ABI owns a library of natural drug discovery soil samples and related strains acquired from around the world, which is intended for use in the discovery of new chemical entities. As part of the purchase agreement, ABI is committed to paying up to $4.2 million for the achievement of certain milestones defined in the purchase agreement.

10. Employee Benefit Plan

We sponsor a 401(k) defined-contribution plan, or 401(k) Plan, covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. In January 2005, we adopted an enhanced 401(k) defined-contribution plan to replace the previous plan. Under the new plan, we contribute a qualified non-elective contribution in an amount equal to 3% of all eligible employee’s compensation, regardless of participation in the plan with such employer contributions vesting immediately. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. Our total matching contributions to the 401(k) Plan were $3.0 million, $2.6 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. We may contribute additional amounts to the 401(k) Plan at our discretion although, we have never made a discretionary contribution to the 401(k) Plan.

11. Stockholders’ Equity

For accounting purposes, the merger between APP and ABI was accounted for as a downstream merger with ABI viewed as the surviving entity, although APP was the surviving entity for legal purposes. The merger was accounted for as an implied acquisition of APP’s minority ownership interest by ABI. As such, the historical carrying value of APP’s minority ownership interest was stepped up to its estimated fair value and that increase in value was recorded in additional paid-in-capital on the balance sheet.

Additionally, pre-acquisition stockholders’ equity and earnings per share have been retroactively restated for the equivalent number of shares received by the accounting acquirer in the merger, with differences between the par value of the issuers and accounting acquirer’s stock recorded in paid-in-capital.

Common Stock Voting Rights

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law. The former ABI shareholders were issued common stock representing approximately 83.5% of our common stock outstanding on a fully-diluted basis immediately after the merger.

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

Registration Rights

We granted registration rights to the former ABI shareholders with respect to all 86,096,523 shares of our common stock they received in the merger. These holders of registrable securities have the right to require us to register all or a portion of the shares of our common stock they received in the merger. In addition, these holders of registrable securities may require us to include their shares in future registration statements that we file and may require us to register their shares for resale on a Form S-3 registration statement. Upon registration, the registered shares generally will be freely tradeable in the public market without restriction. However, in connection with any underwritten offering, the holders of registrable securities have agreed to lock up any other shares for up to 90 days and have agreed to a limit on the maximum number of shares that can be registered for the account of the holders of registrable securities under so-called “shelf” registration statements.

Except for underwriters’ discounts and commissions and certain marketing expenses, we will be obligated to pay all expenses for the first eight registration statements filed upon the request of a holder of registrable securities, and any other or additional expenses of registration are to be borne by the holders of registrable securities on a pro rata basis. These registration rights are subject to some conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in registration. We will be obligated to indemnify the holders of these registration rights, and each selling holder will be obligated to indemnify us, against specified liabilities under the Securities Act of 1933, the Securities Exchange Act of 1934 and other applicable federal or state law.

Treasury Stock

We repurchased 58,718 of our shares in the 2006 third quarter for $1.5 million. The repurchase was funded using our internal cash resources and is being held as treasury shares to be used for general corporate purposes. In aggregate, the 6,705,116 common shares held as treasury stock at December 31, 2006 have a cost basis of $8.61 per share.

Increase in Authorized Shares

In connection with our merger with ABI, our Board of Directors approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock to 350,000,000, $0.001 par value per share. This charter amendment also was approved by the requisite vote of our stockholders pursuant to an action by written consent. Before giving effect to this charter amendment, our certificate of incorporation authorized us to issue 100,000,000 shares of common stock, $0.001 par value per share, and 6,000,000 shares of preferred stock, $0.001 par value per share. The authorized number of shares of preferred stock was not affected by the charter amendments.

12. Stock Options

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

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan, or the 2001 Plan, provides for the grant of incentive stock options and restricted stock to our employees, including officers and employee directors, non-qualified stock options to employees, directors and consultants and other types of awards. At December 31, 2006, there were 18,526,645 options available for grant and 22,498,516 common shares reserved for the exercise of stock options under the 2001 Plan. The number of shares reserved for issuance increases annually on the first day of each fiscal year by an amount equal to the lesser of a) 5% of the total number of shares outstanding as of that date or b) a number of shares as determined by our Board of Directors.

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

Restricted Stock

At December 31, 2006, 195,491 restricted units were outstanding under our 2001 Stock Incentive Plan with a per share market value of $27.60 and with vesting dates ranging from July 2007 to November 2008. Upon vesting, each restricted unit entitles the holder to one share of common stock. Compensation expense related to restricted stock grants is based upon the market price on the date of grant and is charged to earnings on a straight-line basis over the applicable vesting period. Restricted stock awards relating to the 2001 Stock Incentive Plan with a value of $0.77 million were expensed during the year ended December 31, 2006. Restricted stock awards relating to the 2001 Stock Incentive Plan are accounted for under the equity method per FAS123(R).

In connection with the merger, we also assumed two restricted stock unit plans, RSU Plan I and RSU Plan II (the “Plans”), established by ABI prior to the closing of the merger. A total of 3,537,319 shares of our common stock are issuable under the Plans. Under the terms of the RSU Plan I, the units granted under that plan vested upon the completion of the merger. The shares of common stock issuable upon the vesting of these units reduced the number of shares otherwise issuable to the shareholders of ABI at the effective time of the merger under the terms of the merger agreement. Under the terms of RSU Plan II, in general one-half of the units granted thereunder will vest on the second anniversary of the merger and the remaining one-half of the units will vest on the fourth anniversary of the merger. On each vesting date, the value of the restricted stock unit award will convert into the right to receive a number of shares of our common stock equal to the value of the award divided by the average trading price of our common stock over the three trading days prior to vesting. In the event that the average trading price of our common stock for such period is less than $28.27, then the value of the award will be determined by multiplying the average trading price of our common stock over the three trading days prior to vesting by the number of vested units. In the event that the average trading price of our common stock for such period is greater than $28.27, then the value of the award will be computed by multiplying $28.27 by the number of vested units. We may elect to pay to the holder the cash value of our common stock that vests on each vesting date in lieu of delivery of our common stock. Awards relating to the Plans with a value of $19.8 million were expensed during the year ended December 31, 2006. Awards relating to the Plans are accounted for under the liability method per FAS123(R). As of December 31, 2006 the company has recorded a current liability of $9.7 million and a long term liability of $5.9 million for awards relating to the Plans.

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

Employee Stock Purchase Plan

Under the 2002 Employee Stock Purchase Plan, or the ESPP, eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase and issuance of our common stock. The employees’ purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the offer period or 85% of the fair market value of the stock on the last business day of the semi-annual purchase period. Employees can purchase no more than 625 shares of our common stock within any given purchase period. No compensation expense is recorded in connection with the shares issued from the ESPP. An aggregate of 9,458,736 and 8,167,301 shares of our common stock were reserved for issuance under the ESPP at December 31, 2006 and 2005, respectively. The ESPP provides for annual increases in the number of shares of our common stock issuable under the ESPP equal to the lesser of: a) 3,000,000 shares; b) a number of shares equal to 2% of the total number of shares outstanding; or c) a number of shares as determined by our Board of Directors. Shares issued under the ESPP were 157,792 and 126,775 with an aggregate purchase price of $3.3 and $3.1 million for the years ended December 31, 2006 and 2005 respectively. The weighted average fair values of the purchase rights granted in 2006 and 2005 were $6.35 and $10.57, respectively, and were issued at a weighted average price of $27.95 and $29.05, respectively. Of the 1,871 employees eligible to participate, 931 were participants in the ESPP at December 31, 2006. At December 31, 2005, there were 1,487 employees eligible to participate in the ESPP of which 913 were participants.

We account for stock-based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments, including employee stock options, at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123(R) using a modified version of retrospective application. As a result, the fair value of stock-based employee compensation has been recorded as an expense in the current year. In addition, prior year results have been restated as if we had used the fair value method during previous periods. We use the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period, while grants under the RSU Plan II vest over a one-, two- or four-year period.

Stock-based compensation expense recognized in 2006 as a result of the adoption of FAS 123(R), as well as expense associated with the retrospective application is based on the use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the company’s stock participation plan. The impact of compensation expense and the adoption of FAS 123(R) on the statements of operations and cash flows for the years ended December 31, 2006, 2005 and 2004 were as follows:

Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Cost of sales	$2,668	$4,376	$2,613
Operating expenses:
Research and development	5,767	930	556
Selling, general and administrative	15,473	11,103	6,632
Other merger related costs	11,115	—	—

Total operating expenses	32,355	12,033	7,188
Loss from operations	35,023	16,409	9,801
Minority interests	1,431	2,758	1,717

Loss before income taxes	33,592	13,651	8,084
Benefit for income taxes	(11,717)	(5,084)	(3,326)

Net loss	$21,875	$8,567	$4,758

Loss per common share:
Basic	$0.14	$0.05	$0.03

Diluted	$0.14	$0.05	$0.03

Cash flow from operations	$35,023	$16,409	$9,801

Cash flow from financing activities	$4,067	$15,687	$1,247

The following is a summary of the line items impacted by the restatement on the previously reported 2005 consolidated December 31, 2005 balance sheet:

FAS 123R Restatement

Balance Sheet

	December 31, 2005
	As Originally Reported	As Adjusted	Effect of Change
	(in thousands)
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

As of December 31, 2006, there was $25.4 million of total unrecognized compensation expense related to stock options granted under the company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.4 years. Additionally, as of December 31, 2006, there was $30.6 million of total unrecognized compensation expense related to the RSU Plans which is expected to be recognized over a weighted average period of 1.9 years.

The fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we do not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in our plans and expected volatility is based on the historical volatility of our stock over the expected term of the award. The weighted average estimated values of employee stock option grants and rights granted under our employee stock purchase plan as well as the weighted average assumptions that were used in calculating such values during the last three years were based on estimates at the date of grant as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Stock Options
Risk-free rate	3.9%	3.9%	3.4%
Dividend yield	—	—	—
Expected life in years	5	5	5
Volatility	59%	46%	69%
Fair value of options granted	$21,396	$15,584	$21,410
Weighted average grant date fair value of options granted	$13.23	$20.01	$19.56
Employee stock purchase plan:
Risk-free rate	2.8%	2.2%	1.9%
Dividend yield	—	—	—
Expected life in years	1.2	1.2	1.4
Volatility	48%	46%	69%

Our stock options outstanding that have vested and are expected to vest as of December 31, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Vested	1,783,696	$14.94	5.06	$22,117,830
Expected to vest	2,188,175	31.08	8.87	—

(1)	These amounts represent the difference between the weighted average exercise price and $27.34, the closing price of Abraxis stock on December 31, 2006.

The above options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of FAS 123(R). Options with a fair value of $8.3 million and $11.2 million vested during the year ended December 31, 2006 and 2005, respectively.

Additional information with respect to our stock option activity is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2004	4,498,505	$8.05	2,136,269	$3.55

Granted	1,094,600	32.56
Exercised	(461,983)	4.81
Forfeited	(160,985)	23.75

Outstanding at December 31, 2004	4,970,137	13.24	2,625,886	$5.62

Granted	778,800	45.91
Exercised	(1,760,444)	6.92
Forfeited	(416,496)	31.23

Outstanding at December 31, 2005	3,571,997	21.38	1,774,537	$11.32

Granted	1,617,550	28.40
Exercised	(644,030)	12.46
Forfeited	(573,646)	34.18

Outstanding at December 31, 2006	3,971,871	23.81	1,783,696	$14.94

The following table summarizes information about our stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.00 – $ 5.60	750,194	3.1	$2.96	750,194	$2.96
$ 5.61 – $11.20	207,323	4.5	8.62	207,323	8.62
$11.21 – $16.81	375,423	6.0	13.01	311,854	12.81
$16.82 – $22.41	206,638	9.3	20.07	8,399	20.07
$22.41 – $28.01	468,382	8.4	25.71	116,992	25.32
$28.02 – $33.61	1,224,849	8.8	30.21	95,645	30.32
$33.62 – $39.21	111,700	7.3	35.96	58,985	36.11
$39.22 – $44.82	152,000	8.1	41.48	77,368	41.18
$44.83 – $50.42	442,699	7.5	46.30	149,314	46.20
$50.43 – $56.02	32,663	7.9	53.48	7,622	53.67

	3,971,871	7.0	23.83	1,783,696	14.94

13. Income Taxes

Deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Inventory	$11,770	$7,326
Milestone payment	3,578	4,827
Deferred revenue	79,341	7,714
Amortization	—	4,869
Net operating loss and credit carryforwards	753	14,960
Stock based compensation	4,017	2,066
Other accruals and reserves	8,265	12,049

Total deferred tax assets	107,724	53,811
Deferred tax liabilities:
Intangible amortization	(157,479)	—
Depreciation	(13,725)	(7,979)
Activity from partnership	(128)	(1,161)

Total deferred tax liabilities	(171,332)	(9,140)
Valuation allowance	—	(21,742)

Net deferred tax (liabilities) assets	$(63,608)	22,929

The provisions for income tax consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$100,160	$43,704	$29,950
State	9,301	7,046	4,201
Foreign	2,970	1,696	1,891

Total current	112,431	52,446	36,042
Deferred:
Federal	(64,670)	(20,521)	(12,106)
State	(6,005)	(1,980)	(1,449)
Valuation allowance	(12,457)	8,044	5,858

Total deferred	(83,132)	(14,457)	(7,697)

Total provision for income taxes	$29,299	$37,989	$28,345

The amount of our allocated current liability for income taxes is accounted for through the due from ABI account (prior to merger) and was $0.0 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively.

There are $11.2 million in net operating loss carryforwards with an indefinite expiration related to Abraxis BioScience Manufacturing, LLC.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	2.6	4.9
Tax rate change in state deferred taxes	—	0.4	—
In-process research and development	(228.7)	—	—
Non-includible income	—	(3.3)	(1.3)
Research and development and investment tax credits	14.1	(3.3)	(3.9)
Other	(2.3)	5.3	1.1
Minority interest	(24.7)	21.7	15.8
Foreign rate differential	(23.2)	—	—
Domestic production activities deduction	13.0	—	—
Stock based compensation	(4.0)	—	—
Valuation allowance	51.1	9.9	9.3

Effective tax rate	(166.4%)	68.3%	60.9%

As a result of the merger, the former ABI will now begin filing a consolidated income tax return. The reduction in the valuation allowance was prorated with $9.0 million allocated to minority interest. The amount allocated to minority interest was recorded as goodwill.

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

In late December 2006, we received a warning letter from the FDA regarding our Melrose Park facility following a periodic review of the facility earlier in the year. The letter does not in any way relate to the plant shutdown in 2005. The focus of the letter is the agency’s belief that we needed to accelerate the implementation of certain improvements we presented, as well as make some of the improvements more robust. We are proactively working with the FDA to address the agency’s concerns and to fully resolve any issues promptly. Although the FDA can recommend disapproval of any drug applications listing this facility as the manufacturer, we do not believe the FDA letter will adversely affect our anticipated product approvals. We do not believe the FDA letter will adversely affect our business or financial condition.

15. Litigation

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. We filed a counterclaim in the arbitration seeking unspecified damages, claiming that the former employee breached his duties and obligations to us and was negligent in the performance of his duties. The individual moved to dismiss our counterclaim, and the motion was granted in January 2007. The arbitration has been set to begin in mid 2007.

In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. The complaint seeks $12 million in damages.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s shareholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger.

On July 19, 2006 Élan Pharmaceutical Int’l Ltd. filed a lawsuit against us alleging that we willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan -owned patents. Élan seeks unspecified damages and an injunction. In August 2006, we filed a response to Élan’s complaint contending that we did not infringe on the Élan patents and that the Élan patents are invalid. The trial has been set to begin in June 2008.

On November 25, 2004, an opposition was filed in the European Patent Office challenging the validity of a European patent relating to our nab™ technology, including Abraxane®. The true party initiating the opposition was not identified. The opposition has subsequently been withdrawn. The Opposition Division of the European Patent Office has scheduled a hearing for April 2007 at which a decision on the merits of the opposition will be taken.

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

16. Segment Information

Abraxis BioScience is comprised of Abraxis Pharmaceutical Products, Abraxis Oncology and Abraxis Research. Beginning in the fourth quarter of 2006, the Company re-aligned its segment presentation to better reflect how the business is managed. Abraxis intends to continue to report its business in two segments: Abraxis BioScience (ABI) representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on the Company’s internally developed proprietary products including Abraxane. APP manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care, and anti-infectives, and markets the proprietary products we acquired from Astra-Zeneca. Prior year’s segment information is reclassified to conform to the current year presentation. Information regarding these two segments is summarized below.

General and administrative costs, which consist of executive management, accounting and finance, human resources, information technology, investor relations, legal, and business development, are not allocated to the individual segments. Information regarding these two segments, which operate primarily in North America, is summarized below:

	Segment		Unallocated Costs(1)
	APP	ABI		Total
	(in thousands)
Year ended December 31, 2006
Hospital-based products revenue	$583,201	$1,241	$—	$584,442
Abraxane revenue	—	174,906	—	174,906
Research revenue	—	6,140	—	6,140

Net revenue	583,201	182,287	—	765,488
Cost of sales	257,159	26,984	23,369	307,512

Gross profit	326,042	155,303	(23,369)	457,976

Operating expenses:
Research and development	28,233	57,316	11,342	96,891
Selling and marketing	13,769	80,015	—	93,784
Equity (income) in Drug Source Company	—	(2,847)	—	(2,847)

Total operating expenses	42,002	134,484	11,342	187,828

Pre-tax segment operating income(2)	$284,040	$20,819	$(34,711)	$270,148

Depreciation and amortization(3)	$23,451	$2,129	$3,256	$28,836
Capital expenditures	$29,922	$67,895	$—	$97,817
Long-lived assets(4)	$782,301	$525,303

Year ended December 31, 2005
Hospital-based products revenue	$385,082	$—	$—	$385,082
Abraxane revenue	—	133,731	—	133,731
Research revenue	—	1,944	—	1,944

Net revenue	385,082	135,675	—	520,757
Cost of sales	201,026	21,833	4,376	227,235

Gross profit	184,056	113,842	(4,376)	293,522

Operating expenses:
Research and development	18,925	49,041	930	68,896
Selling and marketing	12,033	52,766	—	64,799
Equity (income) in Drug Source Company	—	(1,802)	—	(1,802)

Total operating expenses	30,958	100,005	930	131,893

Pre-tax segment operating income(2)	$153,098	$13,837	$(5,306)	$161,629

Depreciation and amortization(3)	$12,777	$1,447	$1,149	$15,373
Capital expenditures	$47,647	$1,085	$—	$48,732
Long-lived assets(4)	$110,371	$23,690

Year ended December 31, 2004
Hospital-based products revenue	$405,010	$—	$—	$405,010
Abraxane revenue	—	—	—	—
Research revenue	—	237	—	237

Net revenue	405,010	237	—	405,247
Cost of sales	189,300	340	2,614	192,254

Gross profit	215,710	(103)	(2,614)	212,993

Operating expenses:
Research and development	17,819	33,087	556	51,462
Selling and marketing	11,931	30,024	—	41,955
Equity (income) in Drug Source Company	—	(2,084)	—	(2,084)

Total operating expenses	29,750	61,027	556	91,333

Pre-tax segment operating income(2)	$185,960	$(61,130)	$(3,170)	$121,660

Depreciation and amortization(3)	$9,351	$1,469	$—	$10,820
Capital expenditures	$26,766	$19,131	$—	$45,897

(1)	Segment costs not allocated for the year ended December 31, 2006 includes $12.5 million merger costs, $8.2 million APP AstraZeneca purchase price amortization and $2.7 million stock compensation included in cost of sales and $5.3 million merger costs and $5.8 million stock compensation included in research and development. For the year ended December 31, 2005, $4.4 million stock compensation was not allocated in cost of sales and $0.9 million stock compensation was not allocated to research and development. For the year ended December 31, 2004, $2.6 million stock compensation was not allocated in cost of sales and $0.6 million stock compensation was not allocated to research and development.

(2)	The following is a reconciliation of pre-tax segment operating income (loss) as stated above to consolidated net income (loss):

	2006	2005	2004
	(in thousands)
Segment operating income from above:
APP segment	$284,040	$153,098	$185,960
ABI segment	20,819	13,837	(61,130)
Segment costs not allocated	(34,711)	(5,306)	(3,170)

Operating income from segments	270,148	161,629	121,660
General and administrative expense	(93,005)	(66,438)	(56,712)
Amortization of merger related intangibles	(38,275)	—	—
Merger related in-process R&D charge	(105,777)	—	—
Other merger related costs	(29,335)	(7,863)	—

Income from operations	3,756	87,328	64,949
Interest income and other	3,956	756	906
Interest expense	(13,927)	(6,563)	(1,002)
Loss on early extinguishment of credit facility	—	—	(1,986)
Minority interests	(11,383)	(25,875)	(16,301)
Income tax expense	(29,299)	(37,989)	(28,345)

Net income (loss)	$(46,897)	$17,657	$18,221

(3)	Depreciation and amortization expense related to corporate activities are not allocated to the segments.
(4)	Long-lived assets are those assets that are used exclusively by such segment. The company was unable to allocate segment long-lived assets in 2004.

17. Total Revenue by Product Line

Total revenue by product line were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Hospital-Based Products:
Critical care	$303,485	$163,581	$178,242
Anti-infective	213,489	169,818	125,052
Oncology	57,990	51,084	95,866
Contract manufacturing and other	9,478	599	5,850

Total hospital-based revenue	584,442	385,082	405,010
Abraxane®	174,906	133,731	—
Research revenue	6,140	1,944	237

Total revenue	$765,488	$520,757	$405,247

18. Subsequent Event

On February 14, 2007, we completed the acquisition of the Pfizer Inc. Cruce Davila manufacturing facility in Barceloneta, Puerto Rico for $32.5 million in cash. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologics and metered dosed inhalers. In addition, the acquisition includes a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant, and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. Under the terms of the agreement, Abraxis will lease part of the active pharmaceuticals ingredients plant back to Pfizer. We expect to begin commercial manufacturing from this site in the first half of 2007.

19. Unaudited Quarterly Financial Data

Selected quarterly data for year end December 31, 2006 and 2005 is as follows:

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue	$144,528	$160,739	$203,144	$257,077
Gross profit	$86,448	$93,062	$117,731	$160,735
Net income (loss)	$1,884	$(90,787)	$13,557	$28,449
Income (loss) per common share:
Basic	$0.01	$(0.57)	$0.09	$0.18
Diluted	$0.01	$(0.57)	$0.08	$0.18

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue	$120,749	$124,833	$129,571	$145,604
Gross profit	$74,472	$68,303	$65,211	$85,536
Net income (loss)	$15,946	$959	$(1,890)	$2,642
Income (loss) per common share:
Basic	$0.10	$0.01	$(0.01)	$0.02
Diluted	$0.10	$0.01	$(0.01)	$0.02

Sales and gross margin in the fourth quarter of 2006 outperformed the third quarter primarily due to growth in the unit sales of products purchased from AstraZeneca, coupled with strong fourth quarter sales for our hospital-based products. The fourth quarter includes increased R&D expense associated with the transfer of products to our Puerto Rico plant, and increased legal costs and stock compensation expenses relating to the RSU plans.

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

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2006 as a result of a material weakness identified in Management’s Report on Internal Controls Over Financial Reporting. In light of this material weakness, we performed additional analysis and other post closing procedures to ensure the consolidated financial statements are prepared and reported in accordance with U.S. generally accepted accounting principles.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those written policies and procedures that:

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

A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management identified, as of December 31, 2006, a material weakness in the company’s internal control over financial reporting related to the accounting for income taxes. There were ineffective controls relating to procedures to reconcile the income tax accounts to supporting detail. This control deficiency resulted in a material misstatement of various income tax balances that would not be prevented or detected by management. As a result, material errors in accounting for income taxes occurred, which were corrected prior to the issuance of the annual financial statements. Accordingly management has determined this control deficiency constitutes a material weakness.

Due to the material weakness described above, management concluded that, as of December 31, 2006, the Company’s system of internal control over financial reporting related to accounting for income taxes was not effective based on the criteria established in Internal Control—Integrated Framework.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on the following page.

(c)	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

In an effort to remediate the identified material weakness, the Company is in the process of evaluating the roles and responsibilities within the tax department and will add additional resources to support the controls surrounding the financial reporting relating to the accounting of income taxes. External advisors and temporary staff may be used to perform additional procedures while management evaluates resources and processes. Permanent resources are intended to be in place by the end of second quarter of 2007. The additional resources, together with the current accounting staff, are intended to improve existing policies and procedures and to enable management to provide reasonable assurance that internal control over financial reporting of income taxes is effective. Additionally, the company will provide additional training related to internal controls over financial reporting and accounting for income taxes.

(d)	Changes in internal controls.

Management determined that, as of December 31, 2006, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Abraxis BioScience, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Abraxis BioScience, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of insufficient procedures to ensure the income tax balances were properly calculated, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Abraxis BioScience, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. There were ineffective controls relating to procedures to reconcile the components of the deferred income tax asset and liability accounts to supporting detail, which resulted in adjustments to various income tax balances prior to the issuance of the annual financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 1, 2007 on those statements.

In our opinion, management’s assessment that Abraxis BioScience, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Abraxis BioScience, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

/s/    Ernst & Young LLP

Chicago, Illinois

March 1, 2007

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a. (1) Financial Statements

The following consolidated financial statements of Abraxis BioScience, Inc. are included in Part II, Item 8 of this Report:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

The following consolidated financial statement schedule of Abraxis BioScience, Inc. is filed as part of this Report:

Schedule II. Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. and, with respect to specified matters, Patrick Soon-Shiong and certain other ABI shareholders (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001)

3.2†	Amended Bylaws of the Registrant

3.3	Certificate of Merger of American BioScience, Inc. into American Pharmaceutical Partners, Inc., dated April 18, 2006 Bylaws of the Registrant (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

Exhibit Number	Description

4.3	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

4.4	Registration Rights Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.5	Corporate Governance and Voting Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001)

10.2	1997 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.3	2001 Stock Incentive Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005)

10.4	2001 Employee Stock Purchase Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.5	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P. (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.6	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.7	Description of Non-Employee Director Cash Compensation Program (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.8	Amended and Restated 2001 Non-Employee Director Option Program (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.9	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (Incorporated by reference to the Registrant’s Registration Statement file on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006)

10.10	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (Incorporated by reference to the Registrant’s Registration Statement file on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006)

Exhibit Number	Description

10.11	Escrow Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and Fifth Third Bank (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.12	Credit Agreement, dated April 18, 2006, among the Registrant, Fifth Third Bank, Wachovia Bank and various lenders (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.13	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer, Inc. (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.14	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15*	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.16*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.17*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca LP. (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.20*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.21	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan (Incorporated by reference to Registrant’s report on Form 8-Q filed with the Securities and Exchange Commission on August 7, 2006)

10.22	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.23*	Aircraft Purchase and Sale Agreement (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.24†	Retention Agreement, dated as of November 20, 2006, between the Registration and Thomas H. Silberg

10.25†	Retention Agreement, dated as of November 20, 2006, between the Registration and Frank Harmon

Exhibit Number	Description

14.1†	Code of Business Conduct

21.1†	List of Subsidiaries of the Registrant

23.1†	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 1st day of March 2007.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ PATRICK SOON-SHIONG, M.D.
Patrick Soon-Shiong, M.D. Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK SOON-SHIONG, M.D. Patrick Soon-Shiong, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ LISA GOPALAKRISHNAN Lisa Gopalakrishnan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ KIRK K. CALHOUN Kirk K. Calhoun	Director	March 1, 2007

/s/ DAVID S. CHEN, PH.D. David S. Chen Ph.D.	Director	March 1, 2007

/s/ STEPHEN D. NIMER, M.D. Stephen D. Nimer, M.D.	Director	March 1, 2007

/s/ LEONARD S. SHAPIRO Leonard S. Shapiro	Director	March 1, 2007

/s/ SIR RICHARD SYKES Sir Richard Sykes	Director	March 1, 2007

/s/ MICHAEL D. BLASYK Michael D. Blasyk	Director	March 1, 2007

/s/ MICHAEL S. SITRICK Michael S. Sitrick	Director	March 1, 2007

Abraxis Bioscience, Inc.

Schedule II—Valuation and Qualifying Accounts For the Three Years Ended December 31, 2006

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2006	$627	$(462)	$65	$100
Year ended December 31, 2005	$632	$4	$9	$627
Year ended December 31, 2004	$510	$122	$—	$632