Form 10-K/A
period 2006-12-31
Abraxis BioScience, Inc.
filed 2007-04-30
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-33407

Abraxis BioScience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0389419
(State of incorporation)	(I.R.S. Employer Identification No.)

11755 Wilshire Boulevard, Suite 2000 Los Angeles, CA 90025	(310) 883-1300
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Abraxis BioScience, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 1, 2007 (the “Annual Report”), for the purpose of accelerating the delivery of information that was to be incorporated by reference from its definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

In addition, as a result of NASDAQ’s transition to a national securities exchange on August 1, 2006, the securities of NASDAQ listed companies have now become registered under Section 12(b) of the Securities Exchange Act of 1934, and the name of the exchange upon which these securities are listed has been changed to “The NASDAQ Stock Market LLC.” This Amendment corrects the cover page of the Annual Report to reflect these changes.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our directors and executive officers as of March 31, 2007:

Name	Age	Position(s)
Patrick Soon-Shiong, M.D.	54	Chairman and Chief Executive Officer

Michael Blaszyk	54	Director

Kirk K. Calhoun	62	Director

David S. Chen, Ph.D.	58	Director

Stephen D. Nimer, M.D.	52	Director

Leonard Shapiro	78	Director

Michael S. Sitrick	59	Director

Sir Richard Sykes	64	Director

Lisa Gopalakrishnan (Gopala)	45	Executive Vice President and Chief Financial Officer

Frank Harmon	52	Chief Operating Officer and Executive Vice President of Abraxis Pharmaceutical Products Division

Richard E. Maroun	52	Chief Administrative Officer, General Counsel and Corporate Secretary

Carlo Montagner	40	President of Abraxis Oncology Division

Thomas H. Silberg	60	President of Abraxis Pharmaceutical Products Division

Bruce Wendel	53	Executive Vice President, Corporate Development

Patrick Soon-Shiong, M.D. became chairman and chief executive officer of Abraxis BioScience in April 2006. Dr. Soon-Shiong previously served American Pharmaceutical Partners (“APP”) as president since July 2001 and chief executive officer and chairman of the board of directors from its inception in March 1996. Dr. Soon-Shiong also served as president, chief financial officer and a director of American BioScience, Inc. (“ABI”) from June 1994 until April 2006 when APP and ABI were merged to form Abraxis BioScience. From June 1994 to June 1998, he served as chief executive officer and chairman of the board of directors of VivoRx, Inc., a biotechnology company. Dr. Soon-Shiong is named as a co-inventor on over 40 issued U.S. and foreign patents and is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia.

Michael Blaszyk has served as a director since August 2006. He has served as the chief financial officer for Catholic Healthcare West since December 2000. Prior to joining Catholic Healthcare West, Mr. Blaszyk was the senior vice president and chief financial officer for University Hospitals Health System in Cleveland, Ohio from October 1997 to December 2000. Mr. Blaszyk also previously served as the managing partner of the Northeast region Health Care Provider Consulting Practice for William M. Mercer and the executive vice president at Boston Medical Center. Mr. Blaszyk is a director and a member of the audit, executive and compensation committees of

Alliant University, a director and member of the finance committee of Aslengion Health System and a director and member of the finance committee for Catholic Health Initiative. Mr. Blaszyk received his bachelor’s degree in life sciences from Wayne State University and his master’s degree in health services administration from the University of Colorado.

Kirk K. Calhoun has served as a director since 2002. He joined Ernst & Young LLP in 1965 and served as a partner of the firm from 1975 until his retirement in June 2002 where his responsibilities included both area management and serving clients in a variety of industries. Mr. Calhoun is a certified public accountant with a background in auditing and accounting. Mr. Calhoun is a director and chairman of the audit committee of Aspreva Pharmaceuticals Corporation, Adams Respiratory Therapeutics, Inc. and Replidyne, Inc. Mr. Calhoun holds a B.S. in accounting from the University of Southern California.

David S. Chen, Ph.D. has served as a director since June 1998. Dr. Chen has been a senior executive vice president of China Development Industrial Bank since February 2004. Dr. Chen also served as president of China Trust Venture Capital Corporation from October 2001 to May 2004 and was the chairman of Cypac Investment Management Limited from 1998-2001. He served as chief executive officer of Central Investment Holdings Company from July 1996 to February 2000, and CFO from May 1991 to February 1994. Dr. Chen holds a B.S. in agricultural economics from National Taiwan University, a M.B.A. from California State University at Long Beach and a Ph.D. in business administration from Nova University, Florida.

Stephen D. Nimer, M.D. has served as director since May 2001. Dr. Nimer has been associated with Memorial Sloan-Kettering Cancer Center since 1993 and has been head of the division of hematologic oncology since 1996 and chief of hematology service since 1993. He has also taught medicine at the Cornell University School of Medicine since 1993. Dr. Nimer holds a M.D. from the University of Chicago and a B.S. in biology from Massachusetts Institute of Technology.

Leonard Shapiro has served as a director since July 2002. He has more than 50 years of business experience as an entrepreneur and founder of Shapco, Inc., a manufacturer and distributor of pipe products, where he has been the chief executive officer since 1960. As chief executive officer of Shapco, he presided over the firm’s real estate investment activities in addition to its manufacturing and distribution operations. Shapco, Inc., together with its subsidiaries, employs over 300 employees in various locations throughout the western United States.

Michael S. Sitrick has served as a director since August 2006. He is the founder, chairman and chief executive officer of Sitrick and Company, one of the nation’s leading public relations firms. Prior to forming Sitrick and Company in 1989, Mr. Sitrick served as senior vice president—communications for Wickes Companies, Inc. and a member of that company’s senior management group from 1981 to 1989. Before joining Wickes, Mr. Sitrick headed corporate communications for National Can Corporation, was a Group Supervisor for a Chicago public relations firm and served as an assistant director of public information in the Richard J. Daley administration in Chicago. He holds a B.S. degree in business administration and journalism from the University of Maryland, College Park.

Sir Richard Sykes has served as a director since August 2006. Sir Richard was appointed chairman of the Bioscience Leadership Council in November 2003, and recently accepted the role of chair of the WHO International Advisory Board that oversees the International Clinical Trials Registry Platform. He is currently chairman of the Biomedical Sciences International Council, Singapore, and a board member of Rio Tinto Limited and the Lonza Group Limited. He served as president of the British Association for the Advancement of Science, 1998 to 1999, and holds a number of honorary degrees and awards from institutions both in the UK and overseas. He is a Fellow of the Royal Society, an Honorary Fellow of the Royal Society of Chemistry and a Fellow of the Academy of Medical Sciences. He is a Fellow of Imperial College School of Medicine, King’s College, London, a Fleming Fellow at Lincoln College, Oxford, an Honorary Fellow of the Royal College of Physicians, an Honorary Fellow of the University of Wales, Cardiff and an Honorary Fellow of the University of Central Lancashire. Sir Richard was awarded a Ph.D. in microbial biochemistry from Bristol University and a D.Sc. from the University of London.

Lisa Gopalakrishnan (Gopala) joined us in July 2006 and was officially appointed as our chief financial officer in August 2006. Ms. Gopala oversees and manages all financial aspects of the company, including accounting, strategic planning and analysis, treasury and tax. Before joining Abraxis, from April 2005 to October

2005, Ms. Gopala served as executive vice president and chief financial officer of Intermix Media, Inc., the former holding company of Myspace.com. Prior to Intermix Media, from October 1997 to April 2005, Ms. Gopala was vice president of finance and corporate controller of Ticketmaster, an IAC subsidiary. Ms. Gopala is a certified public accountant and holds a B.S. in business administration from Babson College in Wellesley, Massachusetts.

Frank Harmon became Chief Operating Officer and Executive Vice President of Abraxis Pharmaceutical Products in September 2006, after having joined us in April 2006 as the executive vice president of global operations. Mr. Harmon oversees global manufacturing operations as well as the corporate quality assurance and quality control and the supply chain organizations as well as Generic Product Development, Regulatory Affairs and Operational Excellence. Prior to joining Abraxis, from May 2004 to April 2006, Mr. Harmon was the senior vice president, manufacturing operations for the Sterile Technologies Group at Cardinal Health where he was responsible for multiple sites throughout the United States and Puerto Rico. Mr. Harmon also served as the Corporate Vice President for Manufacturing from January 2003 through May 2004 for Cardinal Health and as Cardinal Heath’s Vice President and General Manager of Operations from March 2000 through January 2003. Mr. Harmon has also served as vice president, biopharmaceutical operations for Aventis Behring. Mr. Harmon earned an MBA from St. Louis University and undergraduate B.S. degrees in biology and chemistry from Western Kentucky University.

Richard E. Maroun has served as our chief administrative officer since April 2006, and has served as our general counsel and corporate secretary since September 2006. From August 2004 to April 2006, Mr. Maroun served as as general counsel and vice president of corporate development at ABI. Before joining ABI, Mr. Maroun served as Director, Merrill Lynch Private Wealth Management for four years from 2000 to 2004. Before 2000, Mr. Maroun practiced law in Northern California specializing in business and tax matters and was a senior tax manager with Deloitte & Touche. Mr. Maroun is on the board and a member of the finance and executive committees of Alliant University. Mr. Maroun holds a B.S. in economics from John Carroll University in Cleveland, Ohio, a J.D. from Santa Clara University and an L.L.M in taxation from Boston University.

Carlo Montagner became president of Abraxis Oncology in April 2006. Mr. Montagner joined ABI in January 2006 as president of the commercial development division and served in that position until the merger with ABI in April 2006. From February 2005 to January 2006, he served as executive vice president and head of the global oncology business unit of Schering, A.G., responsible for clinical development and commercial operations. Mr. Montagner served as oncology and cardiovascular business unit head and member of the board of management for Sanofi-Aventis Japan from June 2003 to January 2005 and as global business team leader Taxotere®/Taxanes for Aventis from June 2000 to May 2003. From September 1998 to May 2000, he served as commercial director oncology/cardiovascular, Aventis Australia. From April 1991 to August 1998, he served as various sales management and product/marketing management roles for Aventis. Mr. Montagner holds a B.B. Sc. from La Trobe University in Australia and a M.Sc. in psychology from the Royal Melbourne Institute of Technology.

Thomas H. Silberg has served as president of Abraxis Pharmaceutical Products since September 2006, after joining us as executive vice president, commercial operations & operational excellence in May 2006. Mr. Silberg is responsible for all global operations for APP. From March 2004 to June 2005, Mr. Silberg served as chief operating officer of Tercica, Inc., where his direct responsibilities included regulatory, clinical development, medical affairs, manufacturing, quality assurance/quality control, sales and marketing, business development, and project management. Prior to his work at Tercica, Mr. Silberg was executive vice president and chief operating officer of Ligand Pharmaceuticals from March 2001 to May 2003, after serving as senior vice president of commercial operations from January 2000. Mr. Silberg began his career in 1972 with Hoffmann-LaRoche, Inc., where, over a 27-year span he held a variety of positions and rose through the management ranks to vice president of business operations. Mr. Silberg earned a B.S. in marketing and advertising from the University of Minnesota.

Bruce Wendel became our executive vice president of corporate development in March 2006. Mr. Wendel joined APP in 2004 as vice president of corporate development. He began his 14 years with Bristol-Myers Squibb as in-house counsel before shifting to business and corporate development. Before joining APP, he served as vice president, business development & licensing for IVAX Corporation. Previously, Mr. Wendel served in the legal departments of Playtex and Combe. He earned a Juris Doctorate degree from Georgetown University Law School where he was an editor of Law & Policy in International Business, and a B.S. from Cornell University.

The following table shows other officers and key employees as of March 31, 2007:

Name	Age	Position(s)
David Bowman	51	Vice President—Product Development, APP Division

Mitchall G. Clark	46	Vice President—Regulatory Affairs, ABI Division

Nguyen V. Dat, Ph.D.	56	Vice President—Clinical Research, ABI Division

Neil P. Desai, Ph.D.	42	Vice President—Research and Development, ABI Division

Nicholas Everett, Ph.D.	54	Chief Scientist of Drug Discovery, ABI Division

Barry Flannelly	49	Vice President—Global Sales and Marketing, ABI Division

Katherine Gregory	48	Vice President—Business Development, APP Division

Michael J. Hawkins	60	Chief Medical Officer, ABI Division

Scott W. Meacham	48	Vice President—Sales and National Accounts, APP Division

Robert H. Murdock, Jr.	60	Vice President—Clinical Operations, ABI Division

Deena Reyes	41	Vice President—Marketing, APP Division

Sam Trippie	66	Senior Vice President—Manufacturing, APP Division

David Bowman has served as Vice President of Product Development of APP since December 2006. Prior to joining APP, he served as President and CEO of NeuRxus, Inc. from June 2004 to December 2006. From August 2002 to June 2004 he ran global projects for Pharmacia/Pfizer and served as Vice President of Operations for Zonagen, Inc. prior to leaving after 11 years. Mr. Bowman holds a M.P.H. in Toxicology and Laboratory Sciences and a B.S. in Microbiology and Cell & Molecular Biology from the University of Michigan.

Mitchall G. Clark has served as Vice President of Regulatory Affairs of ABI since May 2002. Mr. Clark served as Vice President of Regulatory Affairs of APP from September 1998 to May 2002. From May 1997 to September 1998, Mr. Clark served as senior director of regulatory affairs at VivoRx, Inc. Prior to that, he served as Senior Director of Regulatory Affairs from April 1996 to May 1997 at Faulding, Inc. Mr. Clark holds a B.Pharm. from the University of Nottingham, United Kingdom.

Nguyen V. Dat , Ph.D. has served as Vice President of Clinical Research of ABI since January 2003. Prior to ABI, Dr. Dat served as Vice President of Biostatistics and Data Management at Ingenium Inc. and its predecessor companies from January 1995 to January 2003 and as Vice President of Clinical Operations at Biometric Research Institute from January 1993 to January 1995. Dr. Dat has more than 25 years of experience in pharmaceutical clinical research, including tenures at Johnson and Johnson, Schering Plough and Glaxo SmithKline where he was instrumental in bringing several new drugs to the market such as Paxil, Relafen, Kitril and Zyban. Dr. Dat holds a B.S. in Agriculture from the University of Saigon, an M.S. in Statistics from the University of Florida and a Ph.D in Biostatistics from the University of North Carolina, Chapel Hill.

Neil P. Desai, Ph.D. has served as Vice President of Research and Development at ABI since March 1999 where he is responsible for the development of ABI’s proprietary product pipeline and intellectual property portfolio. Dr. Desai served as Senior Director of Biopolymer Research since ABI’s inception in 1994 until February 1999 and as Senior Research Scientist at VivoRx Inc. since 1991. Dr. Desai is a co-inventor of ABI’s nab ™ tumor targeting nanotechnology platform and is named as a co-inventor on over 60 issued U.S. and foreign patents. Dr. Desai holds an M.S and Ph.D. in Chemical Engineering from the University of Texas at Austin and a B.S. in Chemical Engineering from the University of Bombay.

Nicholas Everett, Ph.D. has served as Chief Scientist, Drug Discovery of ABI since October 2003. Dr. Everett is responsible for ABI’s natural products research group, the associated screening and analytical activities and the identification and implementation of screening programs for ABI’s new drug discovery targets. Before joining ABI, Dr. Everett was Chief Scientific Officer and Executive Vice President of InterLink Biotechnologies, LLC and InterLink Associates Inc. from June 1991 to September 2003 where he was responsible for the company’s scientific strategy, intellectual property and research programs. From April 1987 to March 1991, he was Group Leader and Program Manager for biotechnology research at EniChem Americas, Inc. From June 1981 to March 1987, he was a Research Scientist and Supervisor at Stauffer Chemical Company. Dr Everett has a BSc. in Applied Chemistry from London University and a Ph.D from Leicester University in England.

Barry Flannelly has served as Vice President of Global Sales and Marketing at ABI since January 2006. Prior to that, from January 2005 to January 2006, he served as Global Brand Leader, global marketing, Novartis Oncology where he was responsible for the worldwide brand strategy for Femara ® . Prior to joining Novartis, from September 1997 to January 2005, Dr. Flannelly served in various positions at Rhone-Poulenc Rohrer and Aventis and ultimately as Vice President of Oncology Marketing at Sanofi-Aventis where he oversaw the sales and marketing strategy for Taxotere ® , Anzemet ® and Elitek ® . Prior to that, from January 1984 to July 1997, he was a practicing pharmacist and managed pharmacy services for the John Hopkins Oncology center in Baltimore, Maryland. Dr. Flannelly received a Doctor of Pharmacy degree from the University of Maryland, an M.B.A. from the University of Baltimore and a B.S. in Pharmacy from the Massachusetts College of Pharmacy.

Katherine Gregory was promoted to Vice President of Business Development in May 2006. Ms. Gregory has headed the APP Business Development department with primary responsibility for the generic product pipeline since APP’s acquisition of the generic assets of Fujisawa USA in June 1998. Ms. Gregory was with Fujisawa USA from September 1991 to June 1998. She holds a B.S. in Business Administration from Brescia University, Owensboro, Kentucky.

Michael J. Hawkins, M.D. a board certified medical oncologist, has served as Chief Medical Officer of ABI since 2002. Dr. Hawkins served as Associate Director of the Washington Cancer Institute from 1999 to 2002, as a faculty member at Georgetown University and the Director of Clinical Research and Director of the Development Therapeutics Program for the Lombardi Comprehensive Cancer Center from 1992 to 1999. Dr. Hawkins was at the National Cancer Institute from 1984 to 1992, where he served in the Cancer Therapy Evaluation Program as the Chief of the Investigational Drug Branch from 1988 to 1992 and Head of Biologics Evaluation Section from 1984 to 1988. Prior to joining the National Cancer Institute, Dr. Hawkins was a faculty member at the University of Wisconsin in Madison. Dr. Hawkins continues to serve as the Medical Director for the Smith Farm Center for the Healing Arts in Washington, D.C., a position he has held since 1997. Dr. Hawkins received his B.A. in Mathematics from Washington and Lee University, his M.D. from the University of Virginia and his post-doctoral training in internal medicine and medical oncology at the University of Wisconsin in Madison.

Scott W. Meacham has served as our Vice President, Sales and National Accounts since February 2005. In 2004, Mr. Meacham held the position of Vice President, Sales with ReddShell Corporation. From 2001 through 2004, he served as Vice President, National Accounts, US Renal Division, with Baxter Healthcare. Mr. Meacham holds a B.S. degree in Pharmacy from Butler University.

Robert H. Murdock, Jr. has served as Vice President of Clinical Operations of ABI since February 2004. Prior to ABI, Mr. Murdock served as Director, Clinical Development at Salix Pharmaceuticals from March 2002 to August 2003. His other past work experience includes nine years in pre-clinical drug research with Duke University Medical Center and 17 years with GlaxoSmithKline, where he held various positions including Principal Clinical Program Head in Medical Affairs and Director of Clinical Safety. Mr. Murdock holds his B.A from Wake Forest University and his M.A. from the University of North Carolina, Chapel Hill.

Deena Reyes was appointed Vice President of Marketing on March 1, 2004. Ms. Reyes joined us in January 2001 as Director of Marketing. Prior to that Ms. Reyes served as Senior Product Manager for Pharmacia. Ms. Reyes holds a B.S. degree in Molecular, Cellular and Developmental Biology from the University of Colorado and an M.B.A. from St. Louis University.

Sam Trippie was appointed Senior Vice president of Manufacturing in May 2006 after serving as our Vice President of Manufacturing since June 1998. From September 1992 to June 1998, Mr. Trippie served as vice president of manufacturing at Fujisawa USA, Inc., a pharmaceutical company. Prior to that, Mr. Trippie was vice president of manufacturing at Sanofi Animal Health Ltd. and held various positions in quality assurance and manufacturing at Baxter International. Mr. Trippie holds a B.S. in Microbiology from the University of Southwest Louisiana.

Committees

The board of directors currently has two standing committees: the audit committee and the compensation committee.

Audit Committee. The audit committee currently consists of Kirk K. Calhoun, David S. Chen and Leonard Shapiro, each of whom is “independent” as defined in the NASDAQ Marketplace Rules. Kirk Calhoun is currently the chairman of the audit committee. The board of directors has determined that Mr. Calhoun meets the SEC’s definition of “audit committee financial expert” based on his prior experience as a partner of a major public accounting firm.

The audit committee reviews our financial reporting process and the integrity of our financial statements, the system of internal controls, the internal and external audit process, and the process for monitoring compliance with laws and regulations. The audit committee also has the responsibility to review, consider and approve related party transactions. The audit committee charter may be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Compensation Committee. The compensation committee currently consists of David S. Chen and Stephen D. Nimer, each of whom is “independent” as defined in the NASDAQ Marketplace Rules. The Compensation Committee’s responsibilities include (i) determining the salary and bonus of corporate officers, including the Chief Executive Officer, and (ii) acting as administrator to our stock incentive plans, and exercising the authority conferred by the board concerning such plans. The compensation committee charter may be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Meetings and Attendance

During the year ended December 31, 2006, the board of directors met eleven times. The audit committee held five meetings during the year ended December 31, 2006. The compensation committee held five meetings during the year ended December 31, 2006. In 2006, all directors other than Sir Richard Sykes attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee. We and the board expect all directors to attend the annual meetings of stockholders barring unforeseen circumstances or irresolvable conflicts. All members of the board other than Sir Richard Sykes were present at our 2006 annual meeting of stockholders.

Controlled Company Status and Director Independence

Under the NASDAQ Marketplace Rules, we are a “Controlled Company” since Dr. Soon-Shiong and entities affiliated with him beneficially own approximately 84% of the voting power of our securities. As a Controlled Company, we are exempt from certain NASDAQ listing requirements including the requirement (i) to have a majority of independent directors, (ii) to have the compensation of executive officers determined or recommended by a majority of independent directors or a compensation committee comprised solely of independent directors, and (iii) to have director nominees selected or recommended for the board of directors’ selection either by a majority of independent directors or a nominating committee comprised solely of independent directors.

The board of directors has evaluated the relationships between the directors and us and has determined that each of our directors other than Dr. Soon-Shiong is “independent” as defined in the NASDAQ Marketplace Rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2006 all Reporting Persons complied with these filing requirements on a timely basis, except that each of Sir Richard Sykes, Dr. Stephen Nimer and Lisa Gopala filed one Form 4 late each reporting one transaction.

Code of Ethics

We have adopted a code of ethics entitled “Abraxis BioScience, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. In addition, all employees, at a vice president level or above, certify compliance with the Code of Business Conduct on an annual basis. Our Code of Business Conduct was filed as an exhibit to our 2006 Annual Report on Form 10-K. Our Code of Business Conduct may also be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

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

Insider Trading Policy

Our insider trading policy prohibits all employees and certain of their family members from purchasing or selling any type of security, whether the issuer of that security is our company or any other company, while aware of material, non-public information relating to the issuer of the security or from providing such material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions (i.e., puts, calls, options, forward contracts, collars, swaps or exchange agreements) with respect to our securities. We also have procedures that require trades by executive officers to be pre-cleared by the general counsel.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We compensate our management through a combination of base salary, annual incentive bonuses and long-term equity-based awards which are designed to be competitive with those of comparable companies and to align executive performance with the long-term interests of our stockholders.

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

Our Compensation Committee

Our compensation committee approves all compensation and awards to executive officers, including the CEO, CFO and the other three executive officers named in the Summary Compensation Table on page [14], all of whom we refer to as the named executive officers, or NEOs. The compensation committee’s membership is determined by our board of directors and is currently composed of two non-employee directors, both of whom are independent under SEC and Nasdaq rules.

The compensation committee generally meets quarterly to perform its duties and periodically approves and adopts, or makes recommendations to our board’s compensation decisions. The CEO, the Chief Administrative Officer/General Counsel, and the Vice President, Human Resources participate in the compensation committee meetings at the discretion of the committee. The compensation committee has the authority to delegate its responsibilities. Pursuant to this authority, the compensation committee has delegated to certain senior executives the authority to grant options to newly-hired non-executive officer employees based on prescribed limits. At times, the compensation committee engages compensation consultants to review our compensation practices and/or to compare the compensation of our executive officers to those of a comparative group.

The compensation committee meets outside the presence of our CEO to consider his compensation. In the past, other executive officers have presented data to the compensation committee regarding the compensation of CEOs of other comparative companies and have made recommendations regarding the compensation of the CEO. When determining the CEO’s base salary and annual cash incentive awards, the compensation committee reviews and assesses the CEO’s annual performance, the performance of the company, his importance to our operations, the comparative compensation paid to other CEOs in a comparative group, and his significant ownership in our company.

For all other executive officers, including our NEOs (other than the CEO), our CEO makes recommendations to the compensation committee with respect to the appropriate base salary, payments to be made under our annual cash incentive program and grants of long-term equity incentive awards for all executive officers, excluding himself. The annual performance of our executive officers is considered by the CEO and the compensation committee when making decisions on setting base salary, targets for and payments under our annual cash incentive plan and grants of long-term equity incentive awards. When making the compensation decisions for executive officers, including our NEOs, the compensation committee also considers the importance of the position to us, the past salary history of the individual, the competitive landscape for the executive officer’s position and skill set and the contributions to be made by the executive officer to us.

The compensation committee reviewed all components of compensation paid to our executive officers, including base salary, target bonus, and long-term equity incentives. Based on this review, the compensation committee determined that the compensation paid to our executive officers is consistent with our compensation philosophy.

Compensation Philosophy

Our total compensation philosophy is to provide a combination of cash and equity awards, fixed versus variable compensation, and employee benefits for our NEOs, senior executives and other employees to:

•	provide competitive levels of compensation to enable us to attract, retain and motivate talented management personnel;

•	reward individuals for their contributions to our achievement of our business objectives; and

•	align the interests of management with the interests of our stockholders in order to maximize stockholder value.

Attracting and retaining talent To attract and retain executives with the ability and experience necessary to lead us and deliver strong performance to our stockholders, we are currently targeting base salaries and annual cash incentive payments at the 50th percentile of pharmaceutical companies with $1 billion in revenue. We have chosen the 50th percentile because we believe it allows us to attract and retain talented executives. For each individual officer, we also consider our needs for that officer’s skill set, experience, the contribution that the officer has made or we believe will make, whether the executive officer’s skill set is easily transferable to other potential employers and the competitive landscape for the executive officer’s skill set and position because we believe that we compete with our peer group for executive talent.

Inspire teamwork and motivate superior performance. We use a combination of business unit goals and individual performance measures to inspire teamwork and motivate exceptional performance. Annual incentive compensation awards are based on the actual achievement of certain corporate and business unit performance goals, including certain business initiatives aimed at improving future earnings, which are determined by the management at the beginning of each year. The goals are set so that the attainment of the targets is not assured and requires significant effort by our executives.

Similarly, long-term awards are based on our overall and individual performance. Together, our annual and long-term incentive compensation programs are designed to:

•	Focus executives on measurements that encourage strong financial and operational performance to improve stockholder value;

•	Encourage the creation of stockholder value through the achievement of strategic objectives; and

•

Emphasize a performance-oriented compensation strategy that balances rewards for short-term and long-term results in which a significant portion of executive compensation is contingent on achieving company performance measures.

Aligning performance with stockholder interests. We seek to align the performance of our NEOs with stockholder interests through the grant of stock options and shares of restricted stock under our stock incentive plan. Because the price of our common stock is subject to external factors, we also tie annual incentive compensation to our financial, operational and individual performance. The stock options granted to our NEOs vest solely based on the passage of time. We believe that time-vested equity awards encourage long-term value creation and executive retention because executives can realize value from such rewards only if they remain employed by us until the awards vest. In addition, we use stock options because we believe that options will generate value to the recipient only if our stock price increases during the term of the option.

Elements of Executive Compensation

Our executive compensation program is designed to reflect the philosophy and objectives we have described above. The elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs:

Component	Type of Payment	Purpose
Base Salary	Fixed annual cash payments with each executive eligible for annual increase.	Attract and retain talent.
Annual Performance Incentives	Performance-based annual cash payment.	Focus on company, business unit and individual goals.
Long-term Incentives	Stock option and restricted stock awards.	Align individual and business unit performance with interests of stockholders.
Health and Welfare Benefits	Fixed and available to all employees.	Attract and retain talent. Equitable pay.

We view the base salary, incentive bonus and benefit components of compensation as related and designed to reward executives on an annual basis, while we make determinations regarding long-term incentives with a longer time horizon than we do with the salary, bonus and benefit components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency and other considerations we deem relevant, such as rewarding extraordinary performance or unique accomplishments. We make our salary and annual bonus decisions so that we can remain competitive with our peers. Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation.

Base Salaries. The base salaries of executive officers, including our NEOs, are reviewed annually and may be adjusted by the compensation committee in accordance with certain criteria which include individual performance, the functions performed by the officer, the scope of the officer’s on-going duties, general changes in the compensation peer group in which we compete for executive talent and our general financial performance. The weight given each such factor by the compensation committee may vary from individual to individual.

Following our merger with ABI in 2006, our compensation committee engaged Towers Perrin as a consultant to review our compensation practices and to compare the relative compensation paid to 25 of our senior management, including our NEOs, with the compensation paid by other pharmaceutical companies with revenues of $500 million and $1 billion. Towers Perrin noted that our total cash compensation prior to the merger with ABI was between the 25th and 50th percentile of pharmaceutical companies with revenues of $500 million. After considering the effect of the merger on the size of our company, our expected growth and our compensation philosophy, and based on the recommendation of Towers Perrin, our compensation committee recommended that we target our compensation philosophy of targeting base salaries and cash incentive compensation in the 50th percentile of pharmaceutical companies with revenues of $1 billion because we compete for executive talent with this group.

In addition, on December 12, 2006, we entered into retention agreements with several of our officers and other employees which increased their base salary. We also gave these executives and employees’ cash bonuses that are payable over a period of one year and restricted stock unit grants that vest over a two year period. We believe that these agreements will help us to retain these persons in their positions.

The base salaries paid to our NEOs in 2006 are set forth below in the Summary Compensation Table. For 2006, base salary cash compensation for our NEOs was approximately $2.4 million, with our CEO receiving approximately $0.7 million. We believe that the salaries paid achieved our objectives and were consistent with the compensation philosophy of the compensation committee.

Bonuses. The compensation committee believes that periodic bonus awards can serve to motivate the executive officers to achieve annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options.

In 2006, the compensation committee established a corporate bonus plan (the “2006 Bonus Plan”) to reward our employees and executives for assisting us to achieve our goals of increasing stockholder value and continued growth of the company’s operations. Under the 2006 Bonus Plan, the target performance goals were based on meeting certain corporate performance objectives, individual contributions and business unit successes. The corporate performance objectives were based on our meeting the following equally-weighted budgeted criteria: EBIDTA, gross sales and gross profit. The goals were set so that the attainment of the targets was not assured and required significant effort by our executives. Cash incentive payments under the 2006 Bonus Plan require satisfaction of a minimum of 70% of the corporate performance goals. Cash incentive payments under the 2006 Bonus Plan increase until a maximum of 130% of the corporate performance objectives are obtained. The corporate performance factor is then multiplied by the percentage of the individual employee’s bonus target that has been achieved to determine that employee’s cash incentive payment. The ratio of the individual and business unit components for an individual employee’s bonus target is based on the employee’s position with the company. The bonus targets of our NEOs are determined by the compensation committee in its discretion. In addition, the compensation committee retained the discretion to change the outcome of the annual cash incentive calculation.

At its February 2007 meeting, the compensation committee determined that the corporate performance factor for the 2006 Bonus Plan was 94%; however, the compensation committee elected to exercise its discretion to increase this factor to 100% due to the strong performance in the APP segment. In addition, the compensation committee authorized a discretionary bonus pool to the CEO to allocate and distribute additional cash bonuses to high performing employees, except that bonuses to be paid to executive officers, including our NEOs, from this pool required the approval of the compensation committee. In addition, at this meeting the compensation committee agreed to award a cash incentive payment to our CEO equal to 100% of his base salary rate at December 31, 2006, or $830,000. The CEOs bonus target for 2006 was 85% of his base salary. The compensation committee made this decision after reviewing our business achievements in 2006, including the closing of our merger with ABI and the successful integration of our operations with that of ABI, the building of a high-quality management team, the completion of the co-promotion agreement with AstraZenenca, the acquisition of the products from AstaZeneca, the filing of the regulatory approvals for Abraxane in Europe and the filing of Investigational New Drug (IND) applications and ANDAs.

Long-Term Incentives. The compensation committee believes that stock ownership by management is beneficial in aligning management and stockholder interests, thereby enhancing stockholder value. Stock options may be granted to management including the executive officers and other employees under our stock incentive plan, which is currently administered by the board of directors through the compensation committee. The compensation committee advises the board of directors with respect to, and approves all option grants made to, our executive officers. Because of the direct relationship between the value of an option and the stock price, the compensation committee believes that options motivate the executive officers to manage our business in a manner that is consistent with stockholder interests. Stock option grants are intended to focus the attention of the recipient on our long-term performance which we believe results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earnings potential. To this end, stock options generally vest and become fully exercisable over a four-year period. However, under our stock incentive plan, options may be granted with differing vesting periods. The principal factors considered in granting stock options to our executive officers are prior performance, level of responsibility, other compensation and the officer’s ability to influence our long-term growth and profitability. However, our option plans do not provide any quantitative method for weighting these factors, and the compensation committee’s decisions with respect to grant awards are primarily based upon subjective evaluations of the past as well as future anticipated performance.

Our compensation committee has delegated to certain senior executives the authority to make grants of stock options to newly-hired employees who are not executive officers based on the employee’s grade. The awards can be made under this authorization on two dates per month, which are the last trading days immediately preceding the 15th and the last day of each month. Stock options granted to newly-hired executive officers or other employees above a specified grade are made by the compensation committee at its quarterly meeting or at other special meetings. Management recommends to the compensation committee the annual grants of options to be made to our employees, including NEOs, typically at the committee’s first quarterly meeting of each year. At its February 2007 meeting, the compensation committee did not make any annual grants to our employees, including our NEOs, and instead requested additional information from management. If the compensation committee meeting at which annual grants are approved is held within 10 days before we are scheduled to release our earnings, then all such annual grants shall be granted 2 business days following the release of earnings. Under the guidelines established by the compensation committee, the exercise price for all options must be equal to the closing price of our common stock on the date of grant.

Health and Welfare Benefits. We have adopted certain general employee benefit plans in which the executive officers are permitted to participate on parity with other employees. We also provide a 401(k) deferred compensation plan, pursuant to which we currently make contributions of 3% of employees’ compensation. We believe that the benefit from these plans assist us to attract and retain talented executives.

Other Executive Benefits and Perquisites

We also provide certain benefits and perquisites to executive officers. These benefits and perquisites provide flexibility to the executives and increase travel efficiencies, allowing more productive use of executive time, in return allowing greater focus on our business activities. In addition, to maximize the time that our CEO, Dr. Soon-Shiong, spends on our business, and for safety and security reasons, we require Dr. Soon-Shiong to use our aircraft for both business and personal travel. More detail on these benefits and perquisites may be found in the narrative following the Summary Compensation Table below.

Post-Termination Compensation

Certain executive officers have agreements that provide for payments upon certain terminations of their employments under certain circumstances. We believe that these provisions helped us to attract and retain these persons for their positions. Our severance provisions for the NEOs are summarized in “Agreements with our NEOs” and “Payments Upon Termination” below.

Impact of Regulatory Requirements on Compensation

Deductibility of Compensation. Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly-held corporation of compensation in excess of $1 million paid to the CEO or any other of its four most highly compensated executive officers, unless that compensation is “performance-based compensation” as defined by the Internal Revenue Code. The compensation committee considers deductibility under Section 162(m) with respect to other compensation arrangements with executive officers. However, the compensation committee and the board believe that it is in our best interest that the compensation committee retain its flexibility and discretion to make compensation awards, whether or not deductible, in order to foster achievement of performance goals established by the compensation committee as well as other corporate goals that the compensation committee deems important to our success, such as encouraging employee retention and rewarding achievement.

Accounting for Stock-Based Compensation. Beginning in the first quarter of 2006, we began accounting for stock-based payments in accordance with the requirements of SFAS 123(R) using the modified retrospective approach. Under this approach, the fair value of stock-based employee compensation was recorded as an expense in the current year.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe we are in compliance with the statutory provisions which were effective January 1, 2005.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and our 2007 Annual Stockholders’ Meeting Proxy Statement. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Compensation Committee of the Board of Directors

/S/ STEPHEN D. NIMER
Stephen D. Nimer

/S/ DAVID S. CHEN
David S. Chen

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our CEO, each of the persons who served as our CFO in 2006 and our three other highest paid executive officers for 2006.

Name and Principal Position	Year	Salary (1)($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation (6)($)	Total ($)
Patrick Soon-Shiong Chairman of the Board and Chief Executive Officer	2006	692,885	—	41,283	306,605	830,000	769,828	2,640,601

Lisa Gopalakrishnan Executive Vice President and Chief Financial Officer	2006	169,231	100,000	—	39,397	—	—	308,628

Ronald Pauli Former Chief Financial Officer (7)	2006	121,363	—	—	89,544	—	—	210,907

Nicole Williams Former Executive Vice President and Chief Financial Officer (8)	2006	155,988	—	—	259,309	—	—	415,297

Richard Maroun Chief Administrative Officer and General Counsel	2006	350,000	—	1,284,406	65,389	—	—	1,699,795

Bruce Wendel Executive Vice President of Corporate Development	2006	309,246	—	—	144,316	—	302,879	756,441

Carlo Montagner President Abraxis Oncology Division	2006	623,077	275,000	—	93,415	—	74,281	1,065,773

(1)	The salaries for Mr. Maroun and Mr. Montagner include amounts paid by ABI prior to our merger. ABI paid $58,462 to Mr. Maroun and $155,769 to Mr. Montagner.
(2)	The annual cash incentive award that is paid to the executive officers is reflected under the Non-Equity Incentive Plan Compensation column. The bonus amounts for Ms. Gopalakrishnan and Mr. Montagner represent signing bonuses. The signing bonus for Mr. Montagner was paid by ABI prior to the closing of the merger.
(3)	The amount shown in this column reflects the compensation expense for outstanding restricted stock awards held by the NEOs recognized by us in 2006 in accordance with SFAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The stock award for Mr. Maroun related to a restricted stock unit that he was granted by American BioScience that we assumed in connection with the merger. There were no forfeitures by the NEOs in 2006. The restricted stock awards for which this expense is shown in the Summary Compensation Table (“SCT”) also includes awards granted in 2003 and 2006 for which we recognized expense in 2006. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 12 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.

(4)	The amount shown in this column reflects the compensation expense for outstanding options held by the NEOs recognized by us in 2006 in accordance with SFAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. Options to purchase 51,070 that were granted to Nicole Williams and options to purchase 16,000 granted to Ronald Pauli expired in 2006. The stock option awards for which this expense is shown in the SCT also includes awards granted in 2002, 2003, 2004 and 2005 for which we continued to recognize expense in 2006. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 12 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.
(5)	The amount shown in this column represents the annual cash incentive award earned under the 2006 Management Incentive Compensation Program, based on our achievement of our budgeted goals of EBITDA, gross sales and gross profit, as well as the executive’s individual and business unit performance. The compensation committee has not determined the amount of bonus payable to Lisa Gopalakrishnan, Richard Maroun, Bruce Wendell or Carlo Montanger. The amount of these bonuses are expected to be determined in the second quarter. Once the amount of these bonuses have been determined, we will disclose these amounts on a Form 8-K.
(6)	The table below provides the aggregate incremental cost of the components of the Other Annual Compensation provided by or paid for by us for the personal benefit of the NEOs to the extent that such NEO received Other Annual Compensation in excess of $10,000 in 2006.

	Other Annual Compensation ($)
	Dr. Soon-Shiong	Mr. Wendel	Mr. Montagner
Personal Use of Aircraft (a)	34,739	—	—
Security (b)	727,199	—	—
Company Provided Housing (c)	—	—	65,000
Relocation Expenses (d)	—	295,072	9,281
Other	7,890	7,807	—

Total:	769,828	302,879	74,281

(a)	For security and management efficiency reasons, certain of our executive officers travel on our private aircraft primarily for business-related matters. The methodology that we use to calculate our incremental direct operating cost for an officer’s personal use of the aircraft is based on the cost of fuel, trip-related airport fees, and pilot meals and lodging. Since the aircraft is primarily used for business travel, the methodology excludes the fixed costs which do not change based on the usage of the aircraft (such as pilot salaries) and non-trip related hanger and maintenance expenses.
(b)	For security-related reasons, we provide Dr. Soon-Shiong with the use of cars, trained security drivers, security systems for his residences, and 24 hour personal and family security services.
(c)	Mr. Montagner was provided the use of a house that is owned by us. The amount reflected represented the value of the housing provided by us.
(d)	We provided for relocation expenses that were incurred by Mr. Wendel and Mr. Montagner pursuant to the terms of their employment agreements.
(7)	Mr. Pauli served as our interim Chief Financial Officer from June 1, 2006 through August 18, 2006.
(8)	Ms. Williams served as our Executive Vice President and Chief Financial Officer until May 31, 2006.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding the grants of annual cash incentive compensation, stock options and restricted stock to our NEOs made in 2006.

Name	Grant Date	Estimate Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)(#)	All Other Option Awards: Number of Securities Underlying Options (2)(#)	Exercise or Base Price of Option Awards (3)($/sh)	Grant Date Fair Value of Stock and Option Awards (4)($)
		Threshold ($)	Target ($)	Maximum ($)

Patrick Soon-Shiong	—	493,850	705,500	917,150	—	—	—	—

Lisa Gopalakrishnan	— 8/1/06	140,000 —	200,000 —	260,000 —	— —	— 35,000	— 20.07	— 375,900

Richard Maroun	— 4/18/06 5/19/06	157,500 — —	225,000 — —	292,500 — —	— 176,866 —	— — 35,000	— — 29.97	— 5,000,000 421,750

Bruce Wendel	— 4/17/06 5/21/06	75,600 — —	108,000 — —	140,400 — —	— — —	— 10,000 5,000	— 30.56 29.97	— 148,500 60,250

Carlo Montagner	— 5/19/06	236,250 —	337,500 —	438,750 —	— —	— 50,000	— 29.97	— 602,500

(1)	These columns show the range of awards under our 2006 Corporate Bonus Program, which is described in the section “Bonuses” in the Compensation Discussion and Analysis. The “threshold” column represents the minimum payout for the performance metrics under the Management Cash Incentive Program assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the 2006 Corporate Bonus Program assuming that the maximum level of performance is attained.
(2)	These columns show the awards under the 2001 Stock Incentive Plan as described in the section “Long-Term Incentives” in the Compensation Discussion and Analysis as well as grants of restricted units under the Restricted Unit Plan II that we assumed from ABI. The dollar amount recognized by us for theses awards is shown in the Summary Compensation Table in the columns entitled “Stock Awards” and “Option Awards”, respectively, and their valuation assumptions are referenced in footnotes 3 and 4, respectively, of that table.
(3)	The exercise price per share is the closing price of our common stock on the Nasdaq at the date of the option grant.
(4)	The amount shown in this column represents the total grant date fair value of the awards computed in accordance with SFAS 123R. See Note 12 to the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the valuation assumptions used in determining the grant date fair value of stock and option grants.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth the outstanding equity awards of our NEOs at the end of 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Patrick Soon-Shiong	187,500 202,500 3,278 6,722 10,000	3,278 6,722 27,837 2,163	(1) (1) (2) (3)		2.67 4.00 29.75 32.73 46.23 50.85	3/15/10 3/8/11 11/18/14 11/18/09 2/16/15 2/16/10	1,875	(4)	$51,263
Lisa Gopalakrishnan		35,000	(5)		20.07	8/1/16
Richard Maroun		35,000	(6)		29.97	5/19/16				176,866	(7)	$5,000,000
Bruce Wendel	12,500 2,500	12,500 7,500 5,000	(8) (6) (6)		27.89 30.56 29.97	8/9/14 4/17/16 5/21/16
Carlo Montagner	12,500	37,500	(9)		29.97	5/19/16

(1)	Stock options which vests in four equal annual installments beginning on 11/18/05.
(2)	Stock option of which 10,000 shares vests on 2/16/06, 2/16/07 and 2/16/08 and 7,837 shares vests on 2/16/09.
(3)	Stock option that vests on 2/16/09.
(4)	Restricted Stock that vests on 2/25/07.
(5)	Stock options which vests in four equal annual installments beginning on 8/1/07.
(6)	Stock option which vests in four equal annual installments beginning on 5/21/07.
(7)	Restricted unit grant which was issued under the Restricted Unit Plan II that we assumed from ABI in connection with the merger that vests in two equal installments on April 18, 2008 and April 18, 2010.
(8)	Stock option which vests in four equal annual installments beginning on 8/9/06.
(9)	Stock option which vests in four equal annual installments beginning on 8/9/06.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the aggregate value realized by the NEOs for option exercises and for restricted stock that vested in 2006.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise		Number of Shares Acquired on Vesting	Value Realized on Vesting
Patrick Soon-Shiong	—		—	5,625	$174,937

Ronald E. Pauli	10,000 3,000 2,000 5,500 2,000 748 1,252	$ $ $ $ $ $ $	122,096 40,350 29,900 78,257 32,900 2,109 3,530

Nicole Williams	290 3,640 12,000 33,000	$ $ $ $	594 7,093 179,816 494,495

AGREEMENTS WITH OUR NEOs

The following is a description of selected terms of the agreements that we have entered into with our NEOs, as such terms relate to the compensation reported and described in the “Compensation Discussion and Analysis” section above.

Employment Agreement with Carlo Montagner

Under the terms of our agreement with Mr. Montagner, he receives an annual base salary of $675,000, subject to annual review by our board of directors or compensation committee in accordance with established practices, and is eligible to participate in our bonus plan designed for other executive officers. Mr. Montagner’s bonus target was 50% of his base salary for 2006. In addition, consistent with the terms of the agreement, Mr. Montagner received an option to purchase 50,000 shares of our common stock on May 19, 2006 with an exercise price of $29.97. This option will vest in four equal annual installments with the first installment vesting on the first anniversary of the grant date. The agreement also provides that Mr. Montagner will be paid $400,000 in cash and/or our common stock in four equal annual installments provided that Mr. Montagner is employed by us upon the date of each annual installment payment. The first payment of $100,000 was made in the first quarter of 2007 in cash. Mr. Montagner was also entitled to reimbursement of relocation expenses.

Employment Agreement with Lisa Gopalakrishnan (Gopala)

Under the terms of the agreement with Ms. Gopala, she receives an annual base salary of $400,000, subject to annual review by our board of directors and compensation committee, and will be eligible to participate in our bonus plan designed for other executive officers. Pursuant to the terms of Ms. Gopala’s agreement, her bonus target was 50% of her base salary for 2006. In addition, Ms. Gopala received an option to purchase 35,000 shares of our common stock on August 1, 2006 with an exercise price of $20.07. This option will vest in four equal annual installments with the first installment vesting on the first anniversary of the grant date. Ms. Gopala also received a signing bonus payment of $100,000. If Ms. Gopala voluntarily terminates her employment during her first year of employment, she has agreed to repay the signing bonus.

PAYMENTS UPON TERMINATION

This section describes the payments and benefits that certain of our named executive officers would have been entitled to had their employment been terminated under the circumstances described below on December 31, 2006. In this section, the value associated with the acceleration of equity compensation is based on the closing market price of a share of our common stock as of December 29, 2006 minus the exercise price. On December 29, 2006, the closing market price of our common stock was $27.34. The amounts also include those amounts that the executive earned through that time and estimated amounts that would be paid out upon termination. The actual payments to the executive can only be determined at the actual time of termination.

Lisa Gopala

If Ms. Gopala employment is terminated by us without cause, by her for good reason, or she is terminated within 12 months following a change of control, she would be entitled to receive (in addition to her salary up to the termination date and post-termination benefits under company benefit plans) continuation of salary based on her then-current base salary and a bonus amount (calculated based on prior bonuses paid) for an eighteen month period after such termination. In addition, the vesting of the stock options that Ms. Gopala received in connection with her employment agreement would accelerate for an additional eighteen months following the termination date.

Our obligations to make the continuing payments and the acceleration of the vesting of her options are conditioned upon Ms. Gopala agreeing not to compete with our business for a period of eighteen months following the termination date and agreeing not to solicit our employees to be employed by any competitor during that period. If Ms. Gopala fails to perform these covenants, then we are entitled to cease making the continuation payments in addition to other rights that we may have.

If Ms. Gopala had been terminated by us without cause, by her for good reason, or if a change of control had occurred and she had been terminated as of December 31, 2006, she would have been entitled to an amount of payments totaling $810,558. This amount is comprised of $600,000 representing payments of her base salary for the eighteen months following the termination date, $83,333 as the bonus amount, plus $127,225 representing the excess of the fair market value of the options that would have vested as result of the termination over the option exercise price.

Carlo Montagner

If Mr. Montagner’s employment is terminated by us without cause, he would be entitled to receive (in addition to his salary up to the termination date and post-termination benefits under company benefit plans) continuation of salary based on his then-current base salary and a bonus calculated based on prior bonuses paid) for a twenty-four month period after such termination. In addition, the vesting of the stock option that Mr. Montagner received in connection with his employment agreement would accelerate for an additional twenty-four months following the termination date.

Our obligations to make the continuing payments and the acceleration of vesting of his options is conditioned upon Mr. Montagner agreeing not to compete with our business for a period of two years following the termination date and agreeing not to solicit our employees to be employed by any competitor during that period. If Mr. Montagner fails to perform these covenants, then we are entitled to cease making the continuation payments in addition to other rights that we may have.

If Mr. Montagner had been terminated by us without cause as of December 31, 2006, he would have been entitled to an estimated amount of payments totaling $1,687,500. This amount is comprised of $1,350,000 representing payments of his base salary for two years following the termination date and his target bonus amount of $337,500. The exercise price of the accelerated options exceeded the closing price as of December 29, 2006, and therefore no value was attributed to those options.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no additional compensation for their services as directors. Our non-employee directors receive cash compensation as follows: (i) an annual retainer of $20,000, (ii) $2,500 for each board meeting attended in person and $500 for each board meeting attended telephonically, (iii) an annual retainer for the Audit Committee Chair of $5,000; (iv) $2,000 for attendance at each audit committee meeting in person and $500 for each audit committee meeting attended telephonically; and (v) $1,000 for attendance at each compensation committee meeting in person and $500 for each compensation committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings. In addition, non-employee directors are eligible to receive options and shares of common stock directly under our 2001 non-employee director stock option program established under our 2001 Stock Incentive Plan. Non-employee directors are eligible to be granted an initial option to purchase 7,500 shares of common stock upon their initial appointment to the board of directors with subsequent annual option grants to purchase 10,000 shares of common stock, in both instances at an exercise price per share equal to the fair market value of the common stock at the date of grant. Directors who are also our employees are eligible to receive options and shares of common stock directly under our 2001 Stock Incentive Plan.

The following table sets forth specified information regarding the compensation for 2006 of our directors who are not employees:

Name	Fees Earned ($)	Option Awards ($)(2)	Total ($)
Michael Blaszyk(1)	13,833	11,227	25,060

Kirk Calhoun	52,000	44,909	96,909

David Chen	45,500	141,338	186,838

Stephen Nimer	37,500	141,338	178,838

Leonard Shapiro	43,500	141,338	184,838

Michael Sitrick(1)	13,833	11,227	25,060

Richard Sykes(1)	10,833	11,227	22,060

(1)	Messrs. Blaszyk, Sitrick and Sykes became directors effective August 1, 2006.
(2)	The amount shown in this column reflects the compensation expense for outstanding options held by the directors recognized by us in 2006 in accordance with SFAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. There were no forfeitures by the directors in 2006. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 12 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.

The stock option detail for each director is shown in the following table along with the total grant date fair value of the awards computed in accordance with SFAS 123R.

Director	Grant Date	Options Granted (#)	Option Price ($/Sh)	Grant Date Fair Value of Option Awards ($)	Total Options Outstanding (#)
Mr. Blaszyk	8/1/2006	7,500	20.07	80,578	7,500
Mr. Calhoun	8/1/2006	10,000	20.07	107,437	38,750
Dr. Chen	8/1/2006	10,000	20.07	107,437	32,000
Dr. Nimer	8/1/2006	10,000	20.07	107,437	54,500
Mr. Shapiro	8/1/2006	10,000	20.07	107,437	38,750
Mr. Sitrick	8/1/2006	7,500	20.07	80,578	7,500
Mr. Sykes	8/1/2006	7,500	20.07	80,578	7,500

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2007, for (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table above, and (iv) all of the directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned (1)	Percent of Class (%)
5% Stockholders

Steven Hassen, Trustee (2) Themba 2005 Trust I 10182 Culver Boulevard Culver City, CA 90232	39,616,143	24.84

Steven Hassen, Trustee (3) Themba 2005 Trust II 10182 Culver Boulevard Culver City, CA 90232	36,116,144	22.65

California Capital Limited Partnership (4) 10182 Culver Boulevard Culver City, CA 90232	37,015,318	23.21

Fifth Third Bancorp (5) Fifth Third Center Cincinnati, OH 45263	8,684,488	5.45

Directors and Named Executive Officers (6)

Patrick Soon-Shiong, M.D. (7) (8)(9)	133,343,055	83.63

Lisa Gopala	-0-	*

Bruce Wendel (10)	16,250	*

Rick Maroun (11) (12)	8,964	*

Carlo Montagner (13)	25,000	*

David S. Chen, Ph.D. (14)	22,000	*

Stephen D. Nimer, M.D. (15)	52,000	*

Leonard Shapiro (16)	53,250	*

Kirk K. Calhoun (17)	28,750	*

Michael S. Sitrick	-0-	*

Richard Sykes	-0-	*

Michael Blaszyk	-0-	*

All named executive officers and directors as a group (twelve persons) (18)	133,549,269	83.75

*	Represents beneficial ownership of less than 1% of issued and outstanding common stock on March 31, 2007
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 159,453,229 shares of common stock outstanding as of March 31, 2007. To our knowledge, except as indicated in the footnotes to this table, and subject to applicable community property laws, such persons have sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.
(2)	Themba 2005 Trust I has shared voting power of 39,616,143 shares and has shared dispositive power and is deemed to be the beneficial owner of 39,616,143 shares.
(3)	Themba 2005 Trust II has shared voting power of 36,116,144 shares and has shared dispositive power and is deemed to be the beneficial owner of 36,116,144 shares.
(4)	California Capital Limited Partnership has shared voting power of 37,015,318 shares and has shared dispositive power and is deemed to be the beneficial owner of 37,015,318 shares.
(5)	The amount shown and the following information were provided by Fifth Third Bancorp pursuant to a Schedule 13G filed on February 14, 2007. The Schedule 13G indicated that Fifth Third Bancorp is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and has indicated that it has sole voting power of 8,684,488 shares and has sole dispositive power of 33,000 shares and is deemed to be the beneficial owner of 8,684,488 shares as a result of acting as an investment adviser to investment companies registered under the Investment Act of 1940 and or employee benefit plans, pension funds, endowment funds or other institutional clients.
(6)	Except as otherwise indicated, the address of each of the executive officers and directors is c/o Abraxis BioScience, Inc., 11755 Wilshire Blvd., 20th Floor, Los Angeles, CA 90025
(7)	Includes 132,805,107 comprised of 75,732,287 shares of common stock held by Themba 2005 Trust I and Themba 2005 Trust II, of which Dr. Soon-Shiong is a protector; 13,286,860 shares of common stock held by certain grantor annuity trusts of which Dr. Soon-Shiong is the trustee and certain family members of Dr. Soon-Shiong are beneficiaries; 37,015,318 shares of common stock held by California Capital Limited Partnership, of which an entity controlled by Dr. Soon-Shiong is the general partner; 3,270,643 shares of common stock held by RSU Plan LLC, of which Dr. Soon-Shiong is a member; and 3,499,999 shares held by Themba Credit LLC, of which Dr. Soon-Shiong is the manager. Dr. Soon-Shiong disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities.
(8)	Includes 420,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.
(9)	The 2,214,591 shares and 1,285,409 shares held by Themba Credit LLC have been pledged.
(10)	Represents 16,250 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.
(11)	Includes 8,750 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.
(12)	Includes 114 shares of common stock held by his children. Mr. Maroun disclaims beneficial ownership of the shares held by his children.
(13)	Represents 25,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.
(14)	Represents 22,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.
(15)	Includes 44,500 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.
(16)	Includes 28,750 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.
(17)	Represents 28,750 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.
(18)	See footnotes (7) through (17). Includes 594,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

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

The following table provides information about the 1997 Plan, the 2001 Stock Incentive Plan and the 2001 Stock Purchase Plan as of December 31, 2006.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,971,871	(1)	$23.83	27,985,381	(2)

Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	3,971,871		$23.83	27,985,381

(1)	Does not include 3,537,319 shares of our common stock issuable under the Restricted Stock Plan II (“RSU Plan”) that were assumed in connection with our merger with ABI in April 2006. Under the terms of RSU Plan, in general one-half of the units granted thereunder will vest on the second anniversary of the merger and the remaining one-half of the units will vest on the fourth anniversary of the merger. On each vesting date, the value of the restricted stock unit award will convert into the right to receive a number of shares of our common stock equal to the value of the award divided by the average trading price of our common stock over the three trading days prior to vesting. In the event that the average trading price of our common stock for such period is less than $28.27, then the value of the award will be determined by multiplying the average trading price of our common stock over the three trading days prior to vesting by the number of vested units. In the event that the average trading price of our common stock for such period is greater than $28.27, then the value of the award will be computed by multiplying $28.27 by the number of vested units. We may elect to pay to the holder the cash value of our common stock that vests on each vesting date in lieu of delivery of our common stock.
(2)	Represents shares available for issuance under our 1997 Plan, 2001 Stock Incentive Plan and 2001 Employee Stock Purchase Plan as of December 31, 2006. The 2001 Stock Incentive Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2001 Stock Incentive Plan will increase by an amount equal to the lesser of (i) five percent (5%) of the outstanding shares of common stock on such date, or (ii) a number of shares as determined by our board of directors. The 2001 Employee Stock Purchase Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2001 Stock Purchase Plan is increased by an amount equal to the lesser of (i) 2,250,000 shares, (ii) two percent (2%) of the outstanding shares of common stock on such date, or (iii) a lesser number of shares determined by the administrator of the plan.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended December 31, 2006 between us and certain affiliated parties. Our audit committee has the authority to review and to approve all related party transactions. It is our practice to have all related party transactions approved by either by our audit committee or an independent committee of the board. We believe that the terms of such transactions were no less favorable to us than could have been obtained from an unaffiliated party.

Services provided by Sitrick and Company

From time to time, we engaged Sitrick and Company to provide public relations services for us. Michael Sitrick, a director, is the majority owner of Sitrick and Company. During the year ended December 31, 2006, we paid Sitrick and Company a total of $143,857 for these services.

Retention Agreement with Thomas Silberg

Under the terms of our retention agreement with Thomas Silberg, the president of our Abraxis Pharmaceutical Products division, Mr. Silberg received an increase of his base salary to $400,000 as of December 12, 2006, which may be adjusted in the discretion of our board or compensation committee. Mr. Silberg also received a cash retention bonus of $200,000, which was payable as follows: 10% on December 12, 2006, 15% on July 30, 2007, and the balance on December 12, 2007. Mr. Silberg also received a grant of restricted stock units that was valued at $600,000 as of the date of grant (or 21,740 shares of our common stock) which vested as to 10% on December 12, 2006 (the date of grant) and the remainder vests as follows: 40% of the shares on July 30, 2007, 25% of the shares on December 12, 2007, and the balance on December 12, 2008.

If Mr. Silberg’s employment is terminated by us following a change of control prior to December 12, 2009 other than for cause or by reason of disability, he would be entitled to receive as severance pay two times such executive’s base salary. The severance pay will be payable in equal installment through the second anniversary of his termination. In connection with his retention agreement, Mr. Silberg agreed that during his employment and for 12 months thereafter that he would not be employed by or participate in the ownership of an enterprise that is engaged in the generic injectable pharmaceutical industry. He also agreed that during this period he would not solicit our employees or customers.

Retention Agreement with Frank Harmon

Under the terms of our retention agreement with Frank Harmon, our chief operating officer and executive vice president of Abraxis Pharmaceutical Products division, Mr. Harmon received an increase of his base salary to $375,000 as of December 12, 2006, which may be adjusted in the discretion of our board or compensation committee. Mr. Harmon also received a cash retention bonus of $187,500, which is payable as follows: 10% on December 12, 2006, 15% on July 30, 2007, and the balance on December 12, 2007. Mr. Harmon also received a grant of restricted stock units that was valued at $562,500 as of the date of grant (or 20,381 shares of our common stock), which vested as to 10% on December 12, 2006 (the date of grant) and the remainder vests as follows: 40% of the shares on July 30, 2007, 25% of the shares on December 12, 2007, and the balance on December 12, 2008.

If Mr. Harmon’s employment is terminated by us following a change of control prior to December 12, 2009 other than for cause or by reason of disability, such executive shall be entitled to receive as severance pay two times his base salary. The severance pay would be payable in equal installments through the second anniversary of his termination. In connection with his retention agreement, Mr. Harmon agreed that during his employment and for 12 months thereafter that he would not be employed by or participate in the ownership of an enterprise that is engaged in the generic injectable pharmaceutical industry. He also agreed that during this period he would not solicit our employees or customers.

Aircraft Purchase and Sale Agreement

On August 1, 2006, our board ratified the purchase of a Gulfstream G550 aircraft for a purchase price of $46.5 million, the closing of which is subject to certain conditions related to the title and condition of the aircraft. Dr. Soon-Shiong entered into the aircraft purchase and sale agreement on June 23, 2006, which agreement was subsequently assigned to the company.

Employment Agreements

We entered into employment agreements with Carlo Montanger and Lisa Gopala. See the discussion of these agreements under “Agreements with our NEOs” and “Payments upon Termination” in Item 11 hereof.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent auditors, Ernst & Young, LLP, in each of the last two fiscal years, were as follows:

	Year Ended December 31,
	2006	2005
	(in thousands)
Audit fees	$2,004	$1,290
Audit-related fees	261	122
Tax fees	210	171
All other fees	—	—

Total	$2,475	$1,583

Our audit committee pre-approves all audit and non-audit services provided by our independent auditor, as described in the audit committee’s charter. All of the above fees were billed to us by Ernst & Young for the services categorized above, and all such services were pre-approved by our audit committee. Audit fees included fees associated with the audit of our year-end financial statements (including internal control evaluation and reporting) and the review of documents filed with the Securities and Exchange Commission including our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit-related fees principally included fees in connection with accounting consultations and the audit of our 401(k) plan. Tax fees included fees for tax compliance, tax advice and tax planning services.

The audit committee considered whether the provision of other non-audit services is compatible with the principal accountants’ independence and concluded that provision of other non-audit services are compatible with maintaining the independence of our external auditors.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(3) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. and, with respect to specified matters, Patrick Soon-Shiong and certain other ABI shareholders (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001)

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

3.3	Certificate of Merger of American BioScience, Inc. into American Pharmaceutical Partners, Inc., dated April 18, 2006 Bylaws of the Registrant (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.3	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

4.4	Registration Rights Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.5	Corporate Governance and Voting Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001)

10.2	1997 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.3	2001 Stock Incentive Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005)

10.4	2001 Employee Stock Purchase Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.5	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P. (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.6	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.7	Description of Non-Employee Director Cash Compensation Program (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.8	Amended and Restated 2001 Non-Employee Director Option Program (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.9	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (Incorporated by reference to the Registrant’s Registration Statement file on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006)

10.10	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (Incorporated by reference to the Registrant’s Registration Statement file on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006)

10.11	Escrow Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and Fifth Third Bank (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.12	Credit Agreement, dated April 18, 2006, among the Registrant, Fifth Third Bank, Wachovia Bank and various lenders (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.13	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer, Inc. (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.14	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15*	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.16*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.17*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca LP. (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.20*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.21	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan (Incorporated by reference to Registrant’s report on Form 8-Q filed with the Securities and Exchange Commission on August 7, 2006)

10.22	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.23*	Aircraft Purchase and Sale Agreement (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.24	Retention Agreement, dated as of November 20, 2006, between the Registration and Thomas H. Silberg (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.25	Retention Agreement, dated as of November 20, 2006, between the Registration and Frank Harmon (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

14.1	Code of Business Conduct (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 30th day of April 2007.

ABRAXIS BIOSCIENCE, INC.

By:	/S/ PATRICK SOON-SHIONG, M.D.
Patrick Soon-Shiong, M.D.
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PATRICK SOON-SHIONG, M.D.	Chairman of the Board of Directors and Chief Executive Officer	April 30, 2007
Patrick Soon-Shiong, M.D.	(Principal Executive Officer)

/S/ LISA GOPALAKRISHNAN	Executive Vice President and Chief Financial Officer	April 30, 2007
Lisa Gopalakrishnan	(Principal Financial and Accounting Officer)

/S/ KIRK K. CALHOUN	Director	April 30, 2007
Kirk K. Calhoun

/S/ DAVID S. CHEN, PH.D.	Director	April 30, 2007
David S. Chen Ph.D.

/S/ STEPHEN D. NIMER, M.D.	Director	April 30, 2007
Stephen D. Nimer, M.D.

/S/ LEONARD S. SHAPIRO	Director	April 30, 2007
Leonard S. Shapiro

/S/ SIR RICHARD SYKES	Director	April 30, 2007
Sir Richard Sykes

Director
Michael D. Blasyk

/S/ MICHAEL S. SITRICK	Director	April 30, 2007
Michael S. Sitrick