Form 10-Q
period 2007-03-31
Abraxis BioScience, Inc.
filed 2007-05-10
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 3, 2007, the registrant had 166,183,546 shares of $0.001 par value common stock outstanding, including 6,705,116 shares held by the registrant in treasury.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
(in thousands, except share data)	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,745	$39,297
Accounts receivable, less of allowances for doubtful accounts	82,685	84,684
Inventories	223,656	218,280
Prepaid expenses and other current assets	13,821	15,570
Deferred income taxes	83,144	78,955

Total current assets	433,051	436,786
Property, plant and equipment, net	254,563	217,819
Investment in Drug Source Company, LLC	6,222	5,504
Intangible assets, net of accumulated amortization	720,821	738,440
Goodwill	401,600	401,600
Non-current receivables from related parties	39	39
Other non-current assets, net of accumulated amortization	25,482	25,320

Total assets	$1,841,778	$1,825,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,471	$65,471
Accrued liabilities	64,645	61,428
Income taxes payable	17,836	80,054
Deferred revenue	39,225	39,225
Minimum royalties payable	1,027	1,017
Notes payable	73,608	72,248

Total current liabilities	247,812	319,443

Long-term debt	233,000	165,000
Deferred income taxes, non-current	141,297	142,563
Long-term portion of deferred revenue	148,291	158,135
Other non-current liabilities	10,198	7,006

Total liabilities	780,598	792,147
Stockholders’ equity:
Common stock—$.001 par value; 350,000,000 shares authorized; 166,158,345 and 165,928,134 shares issued and outstanding in 2007 and 2006, respectively	166	166
Additional paid-in capital	1,101,444	1,085,196
Retained earnings	15,512	4,483
Accumulated other comprehensive income	1,799	1,257
Less treasury stock at cost, 6,705,116 common shares in both 2007 and 2006	(57,741)	(57,741)

Total stockholders’ equity	1,061,180	1,033,361

Total liabilities and stockholders’ equity	$1,841,778	$1,825,508

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Revenue	$212,161	$144,528
Cost of sales	82,084	58,080

Gross profit	130,077	86,448
Operating expenses:
Research and development	26,880	24,344
Selling, general and administrative	69,543	30,897
Amortization of merger related intangibles	13,509	—
Other merger related costs	—	5,639
Equity in net income of Drug Source Co., LLC	(481)	(476)

Total operating expenses	109,451	60,404

Income from operations	20,626	26,044
Interest income and other	562	1,094
Interest expense	(3,876)	(3,265)
Minority interests	—	(9,342)

Income before income taxes	17,312	14,531
Provision for income taxes	6,197	12,647

Net income	$11,115	$1,884

Income per common share:
Basic	$0.07	$0.01

Diluted	$0.07	$0.01

The composition of stock-based compensation included above is as follows:
Cost of sales	$769	$728
Research and development	3,579	155
Selling, general and administrative	5,372	1,849

	$9,720	$2,732

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Cash flows from operating activities:
Net income	$11,115	1,884
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,230	4,245
Amortization	211	284
Amortization of product rights	4,110	—
Amortization of merger related intangibles	13,509	—
Stock-based compensation	9,720	2,732
Loss on disposal of property, plant and equipment	275	6
Excess tax benefit from stock-based compensation	(307)	(817)
Deferred income taxes	(5,455)	1,297
Minority interest	—	9,342
Equity in net income of Drug Source Company, LLC, net of dividends received	(718)	(582)
Changes in operating assets and liabilities:
Accounts receivable, net	1,999	42,110
Inventories	(5,376)	(4,539)
Prepaid expenses and other current assets	1,774	(6,562)
Non-current receivables from related parties	—	155
Deferred revenue	(9,844)	(753)
Minimum royalties payable	10	10
Amounts due to officer/stockholder	—	(1,255)
Other non-current liabilities	(83)	—
Income taxes payable	(62,218)	2,810
Accounts payable and accrued expenses	(5,252)	4,949

Net cash (used in) provided by operating activities	(40,300)	55,316

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,043)	(9,654)
Purchase of other non-current assets	(354)	(1,963)
Net purchases of short-term investments	—	(45,837)

Net cash used in investing activities	(42,397)	(57,454)

Cash flows from financing activities:
Proceeds from the exercise of stock options	942	4,808
Proceeds from issuance of debt	153,000	24,000
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,956	1,665
Notes payable	1,360	—
Excess tax benefit from stock-based compensation	307	817
Repayment of borrowings	(85,000)	—

Net cash provided by financing activities	72,565	31,290

Effect of exchange rates on cash	580	47

Net increase (decrease) in cash and cash equivalents	(9,552)	29,199
Cash and cash equivalents, at beginning of period	39,297	28,818

Cash and cash equivalents, at end of period	$29,745	$58,017

See notes to condensed consolidated financial statements

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for other future periods. The balance sheet information at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

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

For accounting purposes, the merger between APP and ABI has been treated as a downstream merger with ABI viewed as the surviving entity, although APP was the surviving entity for legal purposes. As such, the merger has been accounted for in our unaudited condensed consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting. Under this accounting method, our accounts, including goodwill, have been adjusted to reflect the minority interests’ share of any differences between their fair values and book values as of the merger closing date. Our total fair value was based on the weighted average market price of our common stock for the period three trading days prior to and three trading days subsequent to the merger announcement date. Pre-acquisition stockholders’ equity and earnings per share have been retroactively restated for the equivalent number of shares received by the accounting acquirer in the merger, with differences between the par value of the issuers and accounting acquirer’s stock recorded in paid-in-capital.

Furthermore, because ABI is treated as the continuing reporting entity for accounting purposes, our filed reports, as the surviving corporation in the merger, after the date of the merger will parallel the financial reporting required under generally accepted accounting principles in the United States and SEC reporting rules as if ABI were the legal successor to its reporting obligation as of the date of the merger. Accordingly, our unaudited condensed consolidated financial statements, for all periods prior to the date of the merger, reflect this basis of accounting.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the assets, liabilities and results of operations of Abraxis and our wholly owned subsidiaries, Pharmaceutical Partners of Canada, Abraxis BioScience Manufacturing, LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiary, Resuscitation Technologies, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

One of our wholly owned subsidiaries holds a 50% interest in Drug Source Company, LLC. Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies, including us. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company, net of intercompany profit on purchases in ending inventory, is classified in operating expenses in the accompanying condensed consolidated statements of income. Our share of Drug Source Company’s profit was $0.5 million for the three month periods ending March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, the carrying value of our equity investment in Drug Source Company was $6.2 million and $5.5 million respectively. Research and development expense includes raw material purchases from Drug Source Company of $0.0 million and $0.1 million for the three-month periods ended March 31, 2007 and 2006, respectively. Ending inventory included raw material purchased from Drug Source Company of $4.3 million at March 31, 2007 and $4.0 million at December 31, 2006.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in a company’s financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our company on January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes .” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 effective January 1, 2007 (See “Note 6—Income taxes”). The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial condition.

(2) Earnings Per Share Information

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, excluding treasury shares. Dilutive income per common share is computed by dividing net income by the weighted-average number of common shares used for the basic calculations plus potentially dilutive shares for the portion of the year that the shares were outstanding, unless the impact is anti-dilutive. Potentially dilutive common shares resulted from outstanding stock options and restricted stock awards. Calculations of basic and diluted income per common share information are based on the following:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$11,115	$1,884

Denominator:
Weighted average common shares outstanding - basic	159,356	158,490
Net effect of dilutive securities:
Stock options and restricted stock awards	1,000	1,296

Weighted average common shares outstanding - diluted	160,356	159,786

Net income per common share - basic	$0.07	$0.01

Net income per common share - diluted	$0.07	$0.01

For the three months ended March 31, 2007 and 2006, employee stock options for which the exercise price exceeded the average market price of our common stock in the respective periods were excluded from the computation of diluted income per common share as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Number of shares excluded	2,204	987
Range of exercise prices per share	$26.71-$56.02	$32.89-$56.02

(3) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	March 31, 2007			December 31, 2006
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$59,909	$233	$60,142	$55,248	$—	$55,248
Work in process	32,466	2,383	34,849	26,698	3,566	30,264
Raw materials	94,650	34,015	128,665	110,642	22,126	132,768

	$187,025	$36,631	$223,656	$192,588	$25,692	$218,280

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

At March 31, 2007 and December 31, 2006, inventory included $36.6 million and $25.7 million, respectively, in cost relating to products pending FDA and European approval. Included in the amount pending approval at March 31, 2007 were $23.6 million of paclitaxel (whole plant), $3.9 million in other Abraxane® related materials and $3.0 million of Cefotetan. Individually, all other items pending approval were less that 1% of total inventory. Included in the amount pending approval at December 31, 2006 were $17.7 million of paclitaxel (whole plant) and $2.6 million in other Abraxane® related materials.

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

(4) Acquisition

On February 14, 2007, we completed the acquisition of the Pfizer Inc. Cruce Davila manufacturing facility in Barceloneta, Puerto Rico for $32.5 million plus transaction costs. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologics and metered dosed inhalers. In addition, the acquisition included a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant, and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. Under the terms of the agreement, Abraxis has leased part of the active pharmaceuticals ingredients plant back to Pfizer. We expect to begin manufacturing commercial products from this facility in the first half of 2007. Costs incurred prior to commercial manufacturing from this facility is charged to research and development expense. The acquisition was accounted for as an asset purchase and the purchase price was allocated based upon estimated fair values of the acquired assets.

(5) Accrued Liabilities

Accrued liabilities consisted of the following at:

	March 31, 2007	December 31, 2006
	(in thousands)
Sales and marketing	$30,143	$26,876
Payroll and employee benefits	25,688	27,417
Legal and insurance	3,663	2,045
Other	5,151	5,090

	$64,645	$61,428

(6) Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year and as a result recognized a $0.1 million decrease to retained earnings from the cumulative effect of adoption.

As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits recorded on adoption of FIN 48 and are reported in other liabilities in our condensed consolidated balance sheets, was $5.8 million. Of this amount, approximately $4.7 million would impact our effective tax rate over time, if recognized. In addition, we have accrued $0.5 million for interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (IRS) has commenced a routine examination of our U.S. income tax return for tax year 2004. Our federal income tax return remains open for routine examination for the 2003 through 2005 tax years. For U.S. state and local tax returns and foreign tax returns, years after 2001 remain open for routine examination. At this time, we estimate that it is reasonably possible that unrecognized tax benefits of $1 million - $1.7 million will decrease in the next twelve months due to the completion of the IRS audit currently in progress.

(7) Comprehensive Income

Elements of comprehensive income, net of income taxes, were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Foreign currency translation adjustments	$43	$47
Unrealized gain on marketable equity securities	499	422

Other comprehensive gain, net of tax and minority interests	542	469
Net income	11,115	1,884

Comprehensive income	$11,657	$2,353

At March 31, 2007 and 2006, we had cumulative foreign currency translation gain adjustments of $0.8 million and $0.1 million, respectively. In addition, at March 31, 2007 and 2006, we had cumulative unrealized gains on marketable equity securities of $1.0 million and $2.1 million, respectively.

(8) Contingencies

Litigation

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. The arbitration began in May 2007.

In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. The complaint seeks $12 million in damages. The defendants have moved to dismiss or stay this case on a number of grounds.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s shareholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. We have moved to dismiss the derivative claims filed on our behalf, and certain of the director defendants have moved to dismiss some of the claims alleged against them.

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against us alleging that we willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan seeks unspecified damages and an injunction. In August 2006, we filed a response to Élan’s complaint contending that we did not infringe on the Élan patents and that the Élan patents are invalid. The trial has been set to begin in June 2008.

On November 25, 2004, an opposition was filed in the European Patent Office challenging the validity of a European patent relating to our nab™ technology, including Abraxane®. The true party initiating the opposition was not identified. The opposition has subsequently been withdrawn. A hearing took place before the Opposition Division of the European Patent Office in April 2007 at which the patent was upheld on the basis of a new set of claims.

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

In late December 2006, we received a warning letter from the FDA regarding our Melrose Park facility following a periodic review of the facility earlier in the year. The letter does not in any way relate to the plant shutdown in 2005. The focus of the letter is the agency’s belief that we needed to accelerate the implementation of certain improvements identified in our response to the warning letter, as well as make some of the improvements more robust. We are continuing to proactively work with the FDA to address the agency’s concerns and to fully resolve any issues promptly. Although the FDA can recommend disapproval of any drug applications listing this facility as the manufacturer, we do not believe the FDA letter will adversely affect our anticipated product approvals. We do not believe the FDA letter will adversely affect our consolidated financial position or results of operations.

(9) Segment Information

Abraxis BioScience is comprised of Abraxis Pharmaceutical Products, Abraxis Oncology and Abraxis Research. Beginning in the fourth quarter of 2006, we re-aligned our segment presentation to better reflect how the business is managed. We intend to continue to report our business in two segments: the ABI segment, representing the combined operations of Abraxis Oncology and Abraxis Research; and the APP segment, representing the hospital-based operations. The ABI segment focuses primarily on our internally developed proprietary products, including Abraxane®, and the proprietary pipeline. The APP segment manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care and anti-infectives, and markets the proprietary products we acquired from AstraZeneca. Prior period’s segment information has been reclassified to conform to the current period presentation.

General and administrative costs, which consist of executive management, accounting and finance, human resources, information technology, investor relations, legal and business development, were not allocated to the individual segments. Information regarding these two segments, which operate primarily in North America, is summarized below:

	Segment		Unallocated Costs(1)
	APP	ABI		Total
	(in thousands)
Three Months Ended March 31, 2007
Hospital-based products	$140,268	$237	$—	$140,505
Abraxane revenue	—	70,882	—	70,882
Research revenue and other	—	774	—	774

Total revenue	140,268	71,893	—	212,161
Cost of sales	70,062	7,143	4,879	82,084

Gross profit	70,206	64,750	(4,879)	130,077
Operating expenses:
Research and development	10,177	13,124	3,579	26,880
Selling and marketing	3,535	32,569	—	36,104
Equity (income) in Drug Source Company	—	(481)	—	(481)

Total operating expenses	13,712	45,212	3,579	62,503

Pretax segment operating income(2)	$56,494	$19,538	$(8,458)	$67,574

Depreciation and amortization	$11,222	$10,630	$2,208	$24,060
Capital expenditures	$40,205	$1,351	$487	$42,043
Long lived assets	$803,318	$533,367	$72,042	$1,408,727

Three Months Ended March 31, 2006
Hospital-based products	$113,472	$—	$—	$113,472
Abraxane revenue	—	30,282	—	30,282
Research revenue	—	774	—	774

Total revenue	113,472	31,056	—	144,528
Cost of sales	52,492	4,860	728	58,080

Gross profit	60,980	26,196	(728)	86,448
Operating expenses:
Research and development	3,924	20,265	155	24,344
Selling and marketing	3,064	11,791	—	14,855
Equity (income) in Drug Source Company	—	(476)	—	(476)

Total operating expenses	6,988	31,580	155	38,723

Pretax segment operating income(2)	$53,992	$(5,384)	$(883)	$47,725

Depreciation and amortization	$2,767	$622	$1,140	$4,529
Capital expenditures	$5,384	$570	$3,700	$9,654
Long lived assets	$105,402	$47,076	$28,747	$181,225

(1)	Segment costs not allocated for the three months ended March 31, 2007 included $4.1 million of purchase price amortization from the AstraZeneca product purchase and $0.8 million of stock compensation expense, both included in cost of sales, and $3.6 million of stock compensation expense included in research and development. For the three months ended March 31, 2006, $0.7 million of stock compensation expense was not allocated in cost of sales and $0.2 million of stock compensation expense was not allocated to research and development. Additionally, depreciation and amortization expense, capital expenditure and long lived assets related to corporate activities were not allocated to the segments.

(2)	General and administrative expense, merger related costs and amortization, interest income and income tax expense were not allocated to the segments.

The following is a reconciliation of pretax segment operating income as stated above to consolidated net income:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Segment operating income (loss) from above:
APP segment	$56,494	$53,992
ABI segment	19,538	(5,384)
Segment costs not allocated	(8,458)	(883)

Operating income from segments	67,574	47,725
General and administrative expense	(33,439)	(16,042)
Amortization of merger related intangibles	(13,509)	—
Other merger related costs	—	(5,639)

Income from operations	20,626	26,044
Interest income and other	562	1,094
Interest expense	(3,876)	(3,265)
Minority interests	—	(9,342)
Income tax expense	(6,197)	(12,647)

Net income	$11,115	$1,884

(10) Revenue By Product Line

Revenue by product line were as follows:

	Three Months Ended March 31,
	2007		2006
	(in thousands)
Hospital-based products:
Critical care	$84,932	(1)	$45,274
Anti-infective	39,780		52,846
Oncology	11,277		13,704
Contract manufacturing and other	4,516		1,648

Total hospital-based revenue	140,505		113,472
Abraxane ® revenue	70,882		30,282
Research revenue and other	774		774

Total revenue	$212,161		$144,528

(1)	Net revenue of Hospital-based critical care products included $44.1 million of net sales relating to analgesic and anesthetics products purchased from AstraZeneca in June 2006.

(11) Subsequent Event

In April 2007, we formed a joint venture with Cenomed, Inc. to create Cenomed BioSciences, LLC. This venture is designed to further the research and development of novel drugs that interact with the central nervous system focused on psychiatric and neurological diseases, including the treatment of schizophrenia, neuroprotection, mild cognitive impairment and memory/attention impairment associated with aging, attention deficit hyperactivity disorder and pain. We will make an upfront payment to the joint venture and help to fund further development of these drugs.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, “Item 1A: Risk Factors” of Part II below” and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006, including “Item 1: Business”; “Item 1A: Risk Factors”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

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

For accounting purposes, the merger between us and ABI was treated as a downstream merger with ABI viewed as the surviving entity, although we were the surviving entity for legal purposes. As such, effective as of the merger date, the merger has been accounted for in our unaudited condensed consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests has been stepped up to its estimated fair values and the historical shareholders’ equity of the accounting acquirer, ABI, has been retroactively restated for the equivalent number of shares received in the merger.

The unaudited condensed consolidated financial statements at March 31, 2007 include the assets, liabilities and results of operations of Abraxis and our wholly owned subsidiaries, Pharmaceutical Partners of Canada, Abraxis BioScience Manufacturing, LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiary, Resuscitation Technologies, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

We operate in two business segments: the ABI segment, representing the combined operations of Abraxis Oncology and Abraxis Research; and the APP segment, representing the hospital-based operations. The ABI segment focuses primarily on our internally developed proprietary products, including Abraxane®; and our proprietary product pipeline. The APP segment manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care and anti-infectives, and markets the proprietary products we acquired from AstraZeneca. Comparative segment revenues and related financial information for the three months ended March 31, 2007 and 2006 are presented in ”Note 9, Segment Information” to our unaudited condensed consolidated financial statements.

Acquisitions

On February 14, 2007, we completed the acquisition of the Pfizer Inc. Cruce Davila manufacturing facility in Barceloneta, Puerto Rico for $32.5 million plus transaction costs. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologics and metered dosed inhalers. In addition, the acquisition included a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant, and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. Under the terms of the agreement, Abraxis has leased part of the active pharmaceuticals ingredients plant back to Pfizer. We expect to begin manufacturing commercial products from this site in the first half of 2007. Costs incurred prior to commercial manufacturing from this facility is charged to research and development expense. The acquisition was accounted for as an asset purchase and the purchase price was allocated based upon the estimated fair values of the acquired assets.

Abraxane® Co-Promotion and Product Acquisition Agreement

Effective June 28, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. Under the agreement:

•

Abraxis Oncology, one of our divisions, and AstraZeneca began co-promoting Abraxane® , our proprietary taxane oncology product, in the United States on July 1, 2006 for a term of five and one-half years;

•	AstraZeneca paid us a $200 million up-front signing fee in May 2006, which is being recognized as deferred revenue over the term of the agreement beginning July 1, 2006;

•

the parties are sharing in certain of the costs associated with advertising and promoting Abraxane® in the U.S. and the cost of certain clinical trials that are part of the product’s overall clinical development program. Any reimbursement from AstraZeneca relating to the cost sharing are recorded as a reduction of operating expenses;

•

we pay AstraZeneca a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the end of the five and one-half year term. The related commission expense is recorded as a component of selling, general and administrative expenses. Payments commenced in November 2006; and

•	we are entitled to receive certain milestone payments from AstraZeneca in the event of FDA approvals for new indications for Abraxane® are obtained within specific timelines.

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

We also entered into an Asset Purchase Agreement with AstraZeneca UK Limited to acquire AstraZeneca’s U.S. anesthetics and analgesic product portfolio, which included Diprivan® (propofol), Naropin® (ropivacaine), as well as a variety of local anesthetics including EMLA® (Eutectic Mixture of Lidocaine and Prilocaine), Xylocaine® (lidocaine), Polocaine® (mepivacaine), Nesacaine® (chloroprocaine HCl Injection, USP), Sensorcaine® (bupivacaine), and Astramorph® (morphine sulfate injection, USP). Under the agreement, we paid AstraZeneca approximately $259 million at closing and will pay $75 million upon the first anniversary of closing, June 28, 2007, and these costs are being amortized, on a straight line basis, over twenty years. At the closing, AstraZeneca entered into an exclusive supply agreement with us under which AstraZeneca has agreed to supply these products to us for an initial term of five years. In addition, AstraZeneca has agreed that we will be its preferred partner for consideration of certain proprietary injectable products when patents on these products expire. Under the terms of the agreement, AstraZeneca has also granted us a right of first offer to purchase or license AstraZeneca’s anesthetics and analgesics portfolio outside of the U.S. should AstraZeneca decide to divest these assets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and March 31, 2006

The following table sets forth the results of our operations for each of the three months ended March 31, 2007 and 2006, and forms the basis for the following discussion of our operating activities:

ABRAXIS BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three months ended March 31,		Change Favorable (Unfavorable)
	2007	2006	$	%
Hospital-based products
Critical care	$84,932	$45,274	$39,658	88%
Anti-infective	39,780	52,846	(13,066)	-25%
Oncology	11,277	13,704	(2,427)	-18%
Contract manufacturing	4,516	1,648	2,868	174%

Total hospital-based revenue	140,505	113,472	27,033	24%
Abraxane®	70,882	30,282	40,600	134%
Research revenue and other	774	774	—

Total revenue	212,161	144,528	67,633	47%
Cost of sales	82,084	58,080	(24,004)	-41%

Gross profit	130,077	86,448	43,629	50%

Percent to total revenue	61.3%	59.8%
Research and development	26,880	24,344	(2,536)	-10%
Selling, general and administrative	69,543	30,897	(38,646)	-125%
Amortization of merger related intangible assets	13,509	—	(13,509)
Merger and transaction expense	—	5,639	5,639
Equity income	(481)	(476)	5

Total operating expenses	109,451	60,404	(49,047)

Percent to total revenue	51.6%	41.8%
Income from operations	20,626	26,044	(5,418)
Percent to total revenue	9.7%	18.0%
Interest income	562	1,094	(532)
Interest expense	(3,876)	(3,265)	(611)
Minority interests	—	(9,342)	9,342

Income before income taxes	17,312	14,531	2,781
Income tax expense	6,197	12,647	6,450

Net income	$11,115	$1,884	$9,231

Net income per share:
Basic	$0.07	$0.01

Diluted	$0.07	$0.01

Weighted average common shares outstanding:
Basic	159,356	158,490

Diluted	160,356	159,786

Total Revenue

Total revenue for the three months ended March 31, 2007 increased $67.6 million, or 47%, to $212.2 million as compared to the same 2006 quarter.

Abraxane® revenue for the three months ended March 31, 2007 increased $40.6 million to $70.9 million as compared to $30.3 million in the same quarter of 2006. The increase was primarily due to increased market penetration and the inclusion of $9.1 million of deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Excluding the recognition of deferred revenue, total Abraxane® revenue increased to $61.8 million, or 104%, from the previous year’s comparable quarter.

Total revenue of our core hospital-based products for the first quarter of 2007 increased $27.0 million, or 24%, to $140.5 million, versus $113.5 million for the same quarter of 2006. This increase was due primarily to sales of the products acquired from AstraZeneca. The 24% increase in total revenue in our core hospital-based products over the prior year quarter was comprised of a 25% overall unit volume increase offset by a 6% overall decrease in unit prices. Net sales of critical care products for the first quarter of 2007 increased $39.7 million, or 88%, to $84.9 million as compared to the prior first quarter due primarily to $44.1 million in sales of products acquired from AstraZeneca, offset by reduce sales in our cephalosporin products. Net sales of anti-infective products for the first quarter of 2007 decreased $13.1 million, or 25%, to $39.8 million due mainly to our cephalosporin products, which were negatively impacted by a voluntary precautionary distribution hold we placed on product manufactured with certain materials while additional testing was completed. We resumed distribution of these products in April 2007. Net sales of oncology products, excluding Abraxane® , for the first quarter of 2007 decreased $2.4 million, or 18%, to $11.3 million due to decreased demand for pamidronate as a result of the impact of reimbursement changes which became effective in 2005 and market price pressure on several higher volume products.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $130.1 million, or 61.3% of total revenue, inclusive of the recognition of $9.1 million of revenue previously deferred under the AstraZeneca co-promotion agreement, and a $4.1 million charge relating to the amortization of intangible product rights associated with the AstraZeneca product purchase, as compared to $86.4 million, or 59.8% of total revenue, in the same quarter of 2006. Excluding the deferred revenue recognized as part of the co-promotion agreement, and non-cash items associated with the AstraZeneca agreement, gross profit as a percentage of total revenue for the three months ended March 31, 2007 was 61.6%, with the increase over the same quarter of 2006 due primarily to product mix as Abraxane® represented a greater percentage of sales during the current quarter as compared to the prior year first quarter. Abraxane® sales, net of deferred revenue, represented 30.4% of consolidated net sales during the first three months of 2007 as compared to 21.0% for the first quarter of 2006.

Research and Development

Research and development expense for the three months ended March 31, 2007 increased $2.5 million, or 10%, to $26.9 million as compared to the same quarter in 2006. The increase was due primarily to expense associated with the transfer of products to the recently-acquired Puerto Rico facility, increased stock compensation expense relating to the RSU plans assumed from ABI in connection with the merger and Abraxane® scale-up toward EU compliant production in our Grand Island facility. These costs were partially offset by lower research spending related to our Abraxis Oncology division.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2007 increased $38.6 million to $69.5 million, or 32.8% of total revenue, from $30.9 million, or 21.4% of total revenue for the same period in 2006. The increase was due primarily to additional Abraxane® costs for commission expense relating to the co-promotion agreement with AstraZeneca, which went into effect on June 28, 2006, the recent expansion and marketing activities relating to Abraxane® and to a lesser extent costs associated with the launch of Abraxane® in Canada, increased stock compensation expense relating to the RSU plans assumed in connection with the merger and professional fees. The increase in selling, general and administrative expense was partially offset by the cost sharing agreement between us and AstraZeneca.

Amortization and Merger Costs

The three months ended March 31, 2007 included $13.5 million of amortization related to intangible assets associated with the merger. The three months ended March 31, 2006 included approximately $5.6 million in direct merger and transaction related costs and professional fees.

Other Income

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for each of the three months ended March 31, 2007 and 2006 was $0.5 million. Ending inventory included raw material purchased from Drug Source Company of $4.9 million at March 31, 2007 and $4.0 million at December 31, 2006.

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. Interest income decreased to $0.6 million for the three months ended March 31, 2007 from $1.1 million for the comparable period in 2006.

Interest expense and other consisted primarily of interest expense, the impact of foreign currency charges on intercompany trading accounts and other financing costs. Interest expense increased to $3.9 million for the three months ended March 31, 2007 as compared to $3.3 million for the three months ended March 31, 2006. The increase in interest expense was primarily the result of interest expense related to the note payable due to AstraZeneca in June 2007, partially offset by a decrease in interest expense associated with our bank debt due to lower average debt levels and lower average interest rates between the first quarter of 2007 and the first quarter of 2006.

Minority interest of $9.3 million represented the net earnings attributable to minority shareholders prior to the closing of the merger. For accounting purposes, the merger between us and ABI was treated as a downstream merger with ABI viewed as the surviving entity, although we were the surviving entity for legal purposes. As such, effective as of the merger date, the merger has been accounted for in our unaudited condensed consolidated financial statements as an implied acquisition of our minority interests using the purchase method of accounting.

Provision for Income Taxes

Prior to our merger with ABI, ABI and APP had filed separate, stand-alone federal income tax returns. As a result, ABI did not expect to realize the benefit of $17.9 million of net operating loss carry forwards. These net operating loss carry forwards are now available and were recognized in the second quarter of 2006 in connection with the closing of the merger. Our effective rate was 35.8% and 87% for the three months ended March 31, 2007 and 2006, respectively.

Segment Information

Abraxis BioScience is comprised of Abraxis Pharmaceutical Products, Abraxis Oncology and Abraxis Research. Beginning in the fourth quarter of 2006, we re-aligned our segment presentation to better reflect how the business is managed. We intend to continue to report our business in two segments: the ABI segment, representing the combined operations of Abraxis Oncology and Abraxis Research; and the APP segment, representing the hospital-based operations. The ABI segment focuses primarily on our internally developed proprietary products, including Abraxane®, and our proprietary product pipeline. The APP segment manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care and anti-infectives, and markets the proprietary products we acquired from AstraZeneca. Prior year’s information regarding our segments has been reclassified to conform with the current year presentation.

Pretax segment operating income does not include general and administrative expense, merger related costs and amortization, interest income, interest expense and other income, minority interests and income tax expense. Additionally, pretax segment operating income does not include amortization of intangible product rights associated with the AstraZeneca product purchase, stock compensation expense and merger costs, which were not allocated to cost of sales and research and development for the segments.

The following table sets forth the results of our pretax segment operations for the three months ended March 31, 2007 and 2006 and forms the basis for the following discussion:

	Three Months Ended March 31,		Change favorable (unfavorable)
	2007	2006	$	%
	(unaudited, in thousands)
APP Segment
Total revenue	$140,268	$113,472	$26,796	24%
Cost of sales	70,062	52,492	(17,570)	-33%

Gross profit	70,206	60,980	9,226	15%
Percent to total revenue	50.1%	53.7%
Operating expenses:
Research and development	10,177	3,924	(6,253)	-159%
Selling and marketing	3,535	3,064	(471)	-15%

Total operating expenses	13,712	6,988	(6,724)	-96%

Pre-tax segment operating income	$56,494	$53,992	$2,502	5%

ABI Segment
Total revenue	$71,893	$31,056	$40,837	131%
Cost of sales	7,143	4,860	(2,283)	47%

Gross profit	64,750	26,196	38,554	147%
Percent to total revenue	90.1%	84.4%
Operating expenses:
Research and development	13,124	20,265	7,141	35%
Selling and marketing	32,569	11,791	(20,778)	-176%
Equity (income) in Drug Source Company	(481)	(476)	5	1%

Total operating expenses	45,212	31,580	13,632	-43%

Pretax segment operating income (loss)	$19,538	$(5,384)	$24,922	—

APP Segment

The pretax operating income of the APP segment increased $2.5 million, or 5%, to $56.5 million in the three months ended March 31, 2007 as compared to pretax operating income of $54.0 million in the comparable period of 2006. The increase was primarily due to a $26.8 million, or 24%, increase in revenue as compared to the prior year. Gross profit as a percentage of total revenue decreased to 50.1% in the three months ended March 31, 2007, as compared to 53.7% in the prior year comparable period due to higher freight costs associated with expedited shipments to our customers and increased need for climate controlled shipping relating to certain products purchased from AstraZeneca in June 2006. Margins were also impacted by lower volume and higher plant costs associated with the voluntary precautionary distribution hold we placed on our cephalosporin products manufactured with certain materials while additional testing was completed.

Research and development expense increased by $6.3 million for the three months ended March 31, 2007 to $10.2 million due to the ongoing transition of products to our recently-acquired Puerto Rico manufacturing facility.

Selling and marketing expenses increased $0.5 million supporting the increased revenue base. As a percentage of total revenue, selling and marketing expenses in the three months ended March 31, 2007 were 2.5% as compared to 2.7% in the prior year quarter.

ABI Segment

The pretax operating income of the ABI segment increased $24.9 million to $19.5 million in the first three months of 2007, as compared to a loss of $5.4 million in the prior year quarter. Revenue increased $40.8 million, or 131%, in the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to increased market penetration and the inclusion of $9.1 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca.

Research and development expense decreased by $7.1 million during the three month period ended March 31, 2007 to $13.1 million as compared to $20.3 million in the prior year period. The decrease was primarily a result of cost savings associated with the merger and a decrease in clinical trial spending as a result of the timing of Phase III clinical trials.

These decreases were partially offset by an increased effort to refine our production processes, higher legal costs and additional personnel to expand our research and upcoming clinical trial activities.

Selling and marketing expense increased by $20.8 million in the three months ended March 31, 2007 to $32.6 million as compared to $11.8 million in the comparable 2006 period. The change was primarily due to increased payments to AstraZeneca under the profit sharing arrangement, co-promotional expenses and an expansion of medical activities and staff.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	March 31, 2007	December 31, 2006
	(unaudited, in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$29,745	$39,297

Working capital	$185,239	$117,343

Total assets	$1,841,778	$1,825,508

Total stockholders’ equity	$1,061,180	$1,033,361

	Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(40,300)	$55,316

Purchase of property, plant and equipment	$(42,043)	$(9,654)

Purchase of other non-current assets	$(354)	$(1,963)

Sale of short-term investments	$—	$(45,837)

Financing activities	$72,565	$31,290

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $40.3 million for the three months ended March 31, 2007 as compared to cash provided by operations of $55.3 million for the same period in 2006. This $95.6 million decrease in 2007 cash provided by operating activities was due primarily to our payment of 2006 federal income taxes in the first quarter of 2007. The impact of this payment on operating cash flows was partially offset by strong operating results after eliminating non-cash expenses associated with depreciation, amortization of intangibles associated with our merger with ABI, our product rights purchase from AstraZeneca and stock compensation expense.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights. Cash used in investing activities during the three months ended March 31, 2007 includes $33.8 million for the acquisition of our manufacturing facility in Puerto Rico as well as $8.2 million for the purchase of other property, plant and equipment primarily as investment in our core manufacturing and development capabilities. Cash used in investing activities for the three months ended March 31, 2006 primarily related to $45.8 million of purchases of short term municipal variable rate demand notes. Investing activities in the first quarter of 2006 also included $9.7 million relating to the purchase of property, plant and equipment primarily as investment in our core manufacturing and development capabilities.

Financing Activities

Financing activities generally include borrowings under our credit facility, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $72.6 million for the three months ended March 31, 2007, which represented net borrowings on our line of credit of $68.0 million, an increase in notes payable associated with the AstraZeneca product rights purchase of $1.4 million and net proceeds relating to stock transactions of $3.2 million.

Net cash provided by financing activities totaled $31.3 million for the three months ended March 31, 2006, which consisted of $24.0 million in net proceeds under our credit facilities and $7.3 million in proceeds relating to employee stock plans and related tax benefits.

Sources of Financing and Capital Requirements

We have historically funded our research and development activities through product license fees, including milestones, and borrowings, whereas our primary source of liquidity has been cash flow from operations.

We have a three-year, $450 million, unsecured credit facility, that includes a facility to issue up to $10 million in letters of credit and the ability to borrow up to $20 million for swing line loans. Interest rates under the facility are based on the type of loan made and the leverage ratio as defined in the credit agreement. The agreement contains various restrictive covenants pertaining to the maintenance of minimum net worth, leverage and interest coverage ratios. In addition, the agreement restricts our ability to declare or pay dividends, make advances or loans to third parties and incur any additional indebtedness.

As of March 31, 2007, $233.0 million was outstanding on our credit facility with a weighted average interest rate of 6.13%. As we are not obligated to repay our outstanding balances prior to termination of the facility in 2009, borrowings are classified as non-current on the balance sheet. Outstanding letters of credit, which reduce overall available borrowings, were $0.7 million at March 31, 2007. We were in compliance with all covenants at March 31, 2007.

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane®, the newly acquired AstraZeneca products and our hospital-based injectable products;

•	research and development, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the transfer of products to the newly acquired Puerto Rico manufacturing facility.

•	the requirements of any potential future acquisitions, asset purchases, equity investments, including the repurchase of our stock, or other strategic transactions; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We anticipate that cash and short-term investments, cash generated from operations and funds available under our credit facility will be sufficient to finance operations of the company, including ongoing activity relating to Abraxane®, product development and capital expenditures for the remainder of the year. In the event we engage in future acquisitions or capital projects or other strategic transactions, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

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

Sales Provisions

Our sales provisions totaled $260.3 million and $145.8 million for the three months ended March 31, 2007 and 2006, respectively, and related reserves totaled $104.6 million and $112.5 million at March 31, 2007 and December 31, 2006, respectively. The increase in provisions relates primarily to chargeback reserves associated with the sales of products purchased from AstraZeneca, as well as the timing of the related chargeback payments.

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

Our net chargeback reserve totaled $74.6 million and $81.4 million at March 31, 2007 and December 31, 2006, respectively. The methodology used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material. A one percent decrease in our estimated end-user contract-selling prices would reduce total revenue in the three months ended March 31, 2007 by $0.7 million and a one percent increase in wholesale units pending chargeback at March 31, 2007 would decrease total revenue in the three months ended March 31, 2007 by $0.4 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $17.3 million at March 31, 2007 and $16.2 million at December 31, 2006. A one-percent increase in the estimated rate of contractual allowances to total revenue at March 31, 2007 would decrease net sales by $2.4 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $7.0 million and $9.5 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the three months ended March 31, 2007 by $1.5 million.

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

At March 31, 2007 and December 31, 2006, inventory included $36.6 million and $25.7 million, respectively, in cost relating to products pending FDA and European approval. Included in the amount pending approval at March 31, 2007 were $23.6 million of paclitaxel (whole plant), $3.9 million in other Abraxane® related materials and $3.0 million of Cefotetan. Individually, all other items pending approval were less that 1% of total inventory. Included in the amount pending approval at December 31, 2006 were $17.7 million of paclitaxel (whole plant) and $2.6 million in other Abraxane® related materials.

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

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. In addition, for the three months ended March 31, 2007, cost of sales included amortization of product rights purchased from AstraZeneca of $4.1 million.

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

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123®, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123®. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four year period, while awards under the RSU II plan vest over a one, two or four year period. Awards under the RSU I Plan vest immediately.

To determine stock-based compensation, we use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan. Additionally, expense related to the RSU Plans is based on the lower of the market-price or $28.27 and is expensed on a straight-line basis over the applicable vesting period. Pre-tax stock-based compensation costs for the three months ended March 31, 2007 and 2006 were $9.7 million, including $5.5 million relating to the RSU Plans, and $2.7 million, with none relating the RSU Plans, respectively.

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

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year and as a result recognized a $0.1 million decrease to retained earnings from the cumulative effect of adoption.

As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits recorded on adoption of FIN 48 and are reported in other liabilities in our condensed consolidated balance sheet, was $5.8 million. Of this amount, approximately $4.7 million would impact our effective tax rate over time, if recognized. In addition, we have accrued $0.5 million for interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in a company’s financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our company January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes .” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 effective January 1, 2007 (See “Note 6—Income taxes”). The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada, Switzerland and other parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations. Nonetheless, these foreign subsidiaries are presented in our financial statement in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the subsidiaries functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of March 31, 2007, there were no outstanding hedge arrangements.

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

Interest Rate Risk: We are also exposed to changes in interest rates on our borrowings. We have a $450 million credit facility, which bears interest at a variable rate. As of March 31, 2007, $233.0 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 6.13%. If our interest rates were to increase 1%, our interest expense for the remainder of 2007 would increase $1.7 million based on our outstanding debt balances at March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and due to the material weakness in our internal control over financial reporting related to income taxes identified and disclosed in our Annual Report on Form 10-K for the year end December 31, 2006, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2007. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operation and cash flows for the periods presented.

In response to the material weakness identified, we have taken steps to strengthen our internal controls over financial reporting. In particular, we evaluated and continue to evaluate the roles and functions within the tax department and added additional resources to support internal controls over financial reporting relative to income tax. Management has contracted technical resources to enhance existing policies and procedures and management performed additional control procedures relative to financial reporting of income taxes. Management continues to evaluate permanent personnel resources, which are intended to be in place by the end of the second quarter of 2007. Management believes the additional personnel, together with the current accounting staff, will improve existing policies and procedures to enable proper control over financial reporting procedures. Additionally, we plan to provide additional training related to internal controls over financial reporting and accounting for income taxes.

Management believes that the above measures, when fully implemented, will address the material weaknesses described in our Annual Report on Form 10-K, for the year ended December 31, 2006, in the near and long-term. Management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Except as otherwise described herein, management determined that, as of March 31, 2007, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserts that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. The arbitration began in May 2007.

In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. The complaint seeks $12 million in damages. The defendants moved to dismiss or stay this case on a number of grounds.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the merger between us and ABI. We are a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s shareholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. We have moved to dismiss the derivative claims filed on our behalf, and certain of the director defendants have moved to dismiss some of the claims alleged against them.

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

On November 25, 2004, an opposition was filed in the European Patent Office challenging the validity of a European patent relating to our nab™ technology, including Abraxane®. The true party initiating the opposition was not identified. The opposition has subsequently been withdrawn. A hearing took place before the Opposition Division of the European Patent Office in April 2007 at which the patent was upheld on the basis of a new set of claims.

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

Although approved by the U.S. Food and Drug Association, or the FDA, for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. For the three months ended March 31, 2007, total Abraxane® revenue was $70.9 million, including $9.1 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. For the year ended December 31, 2006, total Abraxane® revenue was $174.9 million, including $18.2 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Abraxane® revenue represented approximately 33.0% and 22.8% of our total revenue for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. We anticipate that sales of Abraxane® will remain a significant portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®. Our inability to successfully manufacture, market and commercialize Abraxane® could cause us to lose some of the investment we have made and will continue to make to commercialize this product.

If we are unable to develop and commercialize new products, our financial condition will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. With respect to our hospital-based operations, we currently have 29 ANDAs pending with the FDA and approximately over 60 product candidates in various stages of development. As a result of the recent FDA warning letter with respect to our Melrose Park manufacturing facility, the FDA can recommend disapproval of any drug applications listing this facility as the manufacturer. However, we do not believe the FDA letter will adversely affect our anticipated product approvals, nor do we believe the FDA letter will adversely affect our business or financial condition. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

Our top ten products, including Abraxane®, comprised approximately 72% and 56% of our total revenue for the three months ended March 31, 2007 and year ended December 31, 2006, respectively. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. In late December 2006, we received a warning letter from the FDA regarding our Melrose Park facility following a periodic review of the facility earlier in the year. The letter does not in any way relate to the plant shutdown in 2005. The focus of the letter is the agency’s belief that we needed to accelerate the implementation of certain improvements identified in our response to the warning letter, as well as make some of the improvements more robust. We are proactively working with the FDA to address the agency’s concerns and to fully resolve any issues promptly. We do not believe the FDA letter will adversely affect our business or financial condition. We cannot assure that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.

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

In April 2006, we entered into a credit agreement with a syndicate of banks for a $450 million three-year unsecured revolving credit facility, with a sub-limit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Among other things, the credit agreement restricts the payment of dividends by us, and restricts our ability to incur indebtedness and make advances or loans to third parties. In addition, our ability to borrow under this credit facility is subject to our ongoing compliance with certain financial and other covenants, such as minimum net worth, maximum funded debt to EBITDA ratio and maximum EBITDA to interest expense ratio. These operational and financial covenants could hinder our ability to finance future operations or capital needs or to pursue available business opportunities, including the possible purchase of additional facilities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under this credit facility. If a default occurs, the relevant lenders could elect to declare the outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable. Further, we may require additional capital in the future to expand business operations, acquire businesses or facilities, or replenish cash expended sooner than anticipated and such additional capital may not otherwise be available on satisfactory terms. We were in compliance with all covenants under the credit agreement as of March 31, 2007.

Entities affiliated with our Chief Executive Officer own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of March 31, 2007, entities affiliated with our chief executive officer owned approximately 83.4% of our outstanding common stock, excluding shares held in treasury. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. Although these entities have executed a corporate governance and voting agreement in connection with the merger, that agreement will terminate by its terms no later than the 2007 annual stockholders’ meeting. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams. Each of the members of the executive management team is employed “at will.” Only Carlo Montagner, president of the Abraxis Oncology division, and Lisa Gopalakrishnan, our chief financial officer, have employment agreements with us. The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

We are currently involved in a patent infringement lawsuit with Elan Pharmaceutical Int’l Ltd. See Item 1—Legal Proceedings of this section above.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ LISA GOPALAKRISHNAN
Lisa Gopalakrishnan Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2007

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. and, with respect to specified matters, Patrick Soon-Shiong and certain other ABI shareholders (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001)

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

3.3	Certificate of Merger of American BioScience, Inc. into American Pharmaceutical Partners, Inc., dated April 18, 2006 Bylaws of the Registrant (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.3	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

4.4	Registration Rights Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.5	Corporate Governance and Voting Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001)

10.2	1997 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.3	2001 Stock Incentive Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005)

10.4	2001 Employee Stock Purchase Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.5	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P. (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.6	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.7	Description of Non-Employee Director Cash Compensation Program (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

Exhibit Number	Description

10.8	Amended and Restated 2001 Non-Employee Director Option Program (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.9	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (Incorporated by reference to the Registrant’s Registration Statement file on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006)

10.10	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (Incorporated by reference to the Registrant’s Registration Statement file on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006)

10.11	Escrow Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and Fifth Third Bank (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.12	Credit Agreement, dated April 18, 2006, among the Registrant, Fifth Third Bank, Wachovia Bank and various lenders (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.13	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer, Inc. (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.14	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15*	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.16*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.17*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca LP. (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.20*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.21	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan (Incorporated by reference to Registrant’s report on Form 8-Q filed with the Securities and Exchange Commission on August 7, 2006)

10.22	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.23*	Aircraft Purchase and Sale Agreement (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

Exhibit Number	Description

10.24	Retention Agreement, dated as of November 20, 2006, between the Registration and Thomas H. Silberg (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.25	Retention Agreement, dated as of November 20, 2006, between the Registration and Frank Harmon (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

14.1	Code of Business Conduct (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.