Form 10-Q
period 2007-06-30
Abraxis BioScience, Inc.
filed 2007-08-09
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, the registrant had 166,272,488 shares of $0.001 par value common stock outstanding, including 6,705,116 shares held by the registrant in treasury.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
(in thousands, except share data)	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$38,556	$39,297
Accounts receivable, less of allowances for doubtful accounts	93,607	84,684
Inventories	231,622	218,280
Prepaid expenses and other current assets	13,569	15,570
Deferred income taxes	42,903	27,168

Total current assets	420,257	384,999
Property, plant and equipment, net	258,877	217,819
Investment in Drug Source Company, LLC	7,397	5,504
Intangible assets, net of accumulated amortization	703,713	738,440
Goodwill	401,600	401,600
Non-current receivables from related parties	39	39
Other non-current assets, net of accumulated amortization	25,925	25,320

Total assets	$1,817,808	$1,773,721

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$59,880	$65,471
Accrued liabilities	78,524	61,428
Income taxes payable	9,944	80,054
Deferred revenue	39,225	39,225
Minimum royalties payable	943	1,017
Notes payable	69,487	72,248

Total current liabilities	258,003	319,443
Long-term debt	220,000	165,000
Deferred income taxes, non-current	101,931	90,776
Long-term portion of deferred revenue	138,597	158,135
Other non-current liabilities	5,816	7,006

Total liabilities	724,347	740,360

Stockholders’ equity:
Common stock - $0.001 par value; 350,000,000 shares authorized; 166,222,925 and 165,928,134 shares issued and outstanding in 2007 and 2006, respectively	166	166
Additional paid-in capital	1,110,278	1,085,196
Retained earnings	38,268	4,483
Accumulated other comprehensive income	2,490	1,257
Less treasury stock at cost, 6,705,116 common shares in both 2007 and 2006	(57,741)	(57,741)

Total stockholders’ equity	1,093,461	1,033,361

Total liabilities and stockholders’ equity	$1,817,808	$1,773,721

See accompanying notes to condensed consolidated financial statements

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net revenue	$242,544	$160,739	$454,705	$305,267
Cost of sales	85,680	67,677	167,764	125,757

Gross profit	156,864	93,062	286,941	179,510
Operating expenses:
Research and development	30,642	22,222	57,522	46,566
Selling, general and administrative	73,176	43,315	141,362	74,212
Amortization of merger related intangibles	13,509	11,258	27,018	11,258
Merger related in-process research and development charge	—	105,777	—	105,777
Other merger related costs	—	18,628	—	24,267
Separation related costs	4,046	—	5,403	—
Equity in net income of Drug Source Co., LLC	(1,190)	(307)	(1,671)	(783)

Total operating expenses	120,183	200,893	229,634	261,297

Income (loss) from operations	36,681	(107,831)	57,307	(81,787)
Interest income and other	764	1,246	1,326	2,340
Interest expense	(5,097)	(1,790)	(8,973)	(5,055)
Minority interests	—	(2,041)	—	(11,383)

Income (loss) before income taxes	32,348	(110,416)	49,660	(95,885)
Provision (benefit) for income taxes	9,262	(19,629)	15,459	(6,982)

Net income (loss)	$23,086	$(90,787)	$34,201	$(88,903)

Income (loss) per common share:
Basic	$0.14	$(0.57)	$0.21	$(0.56)

Diluted	$0.14	$(0.57)	$0.21	$(0.56)

The composition of stock-based compensation included above is as follows:
Cost of sales	$767	$786	$1,536	$1,514
Research and development	$2,263	1,438	5,842	1,593
Selling, general and administrative	4,321	3,269	9,693	5,118
Other merger related costs	—	8,999	—	8,999

	$7,351	$14,492	$17,071	$17,224

See accompanying notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$34,201	(88,903)

Adjustments to reconcile net income (loss) to net cash provided by (used in), operating activities:
Depreciation	13,258	8,826
Amortization	394	1,055
Amortization of product rights	8,220	—
Amortization of merger related inventory step-up	—	7,800
Amortization of merger related intangibles	27,018	11,258
Merger related in-process research and development charge	—	105,777
Stock-based compensation	17,071	17,224
Loss on disposal of property, plant and equipment	418	11
Excess tax benefit from stock-based compensation	(518)	(1,122)
Deferred income taxes	(4,580)	(23,800)
Minority interest	—	11,383
Equity in net income of Drug Source Company, LLC, net of dividends received	(1,908)	(749)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,436)	27,866
Inventories	(13,327)	(23,189)
Prepaid expenses and other current assets	2,001	(1,584)
Non-current receivables from related parties	—	119
Deferred revenue	(19,538)	198,644
Minimum royalties payable	(74)	(23)
Amounts due to officer/stockholder	—	(1,255)
Other non-current liabilities	(433)	(311)
Income taxes payable	(70,110)	5,223
Accounts payable and accrued expenses	14,235	16,853

Net cash (used in) provided by operating activities	(8,108)	271,103

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,998)	(31,508)
Purchase of other non-current assets	(1,433)	(2,785)
Purchase of product rights	—	(328,797)
Net sales of short-term investments	—	54,224

Net cash used in investing activities	(53,431)	(308,866)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,637	6,155
Proceeds from issuance of debt	246,000	199,500
Proceeds from the sale of stock under employee retirement and stock purchase plans	1,956	1,665
Notes payable	2,752	69,597
Excess tax benefit from stock-based compensation	518	1,122
Stock option grants/forfeitures	(1,823)	—
Repayment of borrowings	(191,000)	(214,000)
Payment of deferred financing costs	(261)	(1,704)

Net cash (used in) provided by financing activities	59,779	62,335

Effect of exchange rates on cash	1,019	661

Net (decrease) increase in cash and cash equivalents	(741)	25,233
Cash and cash equivalents, at beginning of period	39,297	28,818

Cash and cash equivalents, at end of period	$38,556	$54,051

See notes to condensed consolidated financial statements.

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for other future periods. The balance sheet information at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

On April 18, 2006, we, Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or “APP”, completed a merger with American BioScience, Inc., or “ABI”, our former parent pursuant to the terms of an Agreement and Plan of Merger dated November 27, 2005 entered into with ABI and certain shareholders of ABI. On April 18, 2006, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc., or Abraxis.

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

Furthermore, because ABI is treated as the continuing reporting entity for accounting purposes, our filed reports, as the surviving corporation in the merger, after the date of the merger parallel the financial reporting required under generally accepted accounting principles in the United States and SEC reporting rules as if ABI were the legal successor to its reporting obligation as of the date of the merger. Accordingly, our financial statements, for all periods prior to the date of the merger, reflect this basis of accounting.

On July 2, 2007, we announced that our board of directors approved a plan to separate our proprietary products business, which includes our Abraxis Oncology and the Abraxis Research components, from our hospital-based products business, Abraxis Pharmaceutical Products, in a transaction that will result in two independent public companies. We refer to the proprietary products business following the separation as “New Abraxis.” We will continue to operate the hospital-based products business following the separation as “New APP.” Each stockholder as of the record date will be entitled to receive shares of both New APP and New Abraxis in connection with the separation of the businesses. Additionally, New APP and New Abraxis expect to enter into a series of agreements, including a Separation and Distribution Agreement a Transition Services Agreement, an Employee Matters Agreement, a Tax Allocation Agreement and a Manufacturing Agreement.

The transaction is subject to obtaining a favorable private letter ruling from the Internal Revenue Service and an opinion from our tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation and related transactions. Consummation of the proposed separation is also subject to certain other conditions, including final approval by our board of directors, approval for listing of the New Abraxis common stock on the Nasdaq Global Market, receipt of opinions with respect to solvency and related matters of the parties and the effectiveness of the registration statement registering the common stock of New Abraxis to be distributed to our stockholders in connection with the separation. Approval by our stockholders is not required as a condition to the consummation of the proposed separation. In connection with the proposed separation, we have filed a registration statement on Form 10 with the SEC. Stockholders are urged to read the Form 10 registration statement carefully because it contains important information about the separation. See “Note 12—Subsequent Events” for further discussion.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our assets, liabilities and results of operations and those of our wholly owned subsidiaries, Abraxis BioScience, Inc. (formerly Pharmaceutical Partners of Canada, Inc.), a Canadian corporation, Abraxis BioScience Manufacturing, LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiaries, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the accompanying condensed consolidated financial statements were reclassified to conform to current period presentation, including the reclass of $52 million of current deferred tax assets to reduction in non-current deferred tax liability.

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the three and six months ended June 30, 2007 was $1.2 million and $1.7 million, respectively, compared to $0.3 million and $0.8 million in the comparable period of 2006. Ending inventory included raw material purchased from Drug Source Company of $5.4 million at June 30, 2007 and $4.0 million at December 31, 2006, net of intercompany profit of $0.6 million and $0.4 million for each respective period.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We often enter into agreements for research and development goods and service. As such, we are evaluating the impact that the adoption of EITF 07-3 will have on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss)	$23,086	$(90,787)	$34,201	$(88,903)

Denominator:
Weighted average common shares outstanding - basic	159,384	158,765	159,423	158,643
Net effect of dilutive securities:
Stock options and restricted stock awards	970	—	1,058	—

Weighted average common shares outstanding - diluted	160,354	158,765	160,481	158,643

Income (loss) per common share - basic	$0.14	$(0.57)	$0.21	$(0.56)

Income (loss) per common share - diluted	$0.14	$(0.57)	$0.21	$(0.56)

For the three and six months ended June 30, 2007 and 2006, employee stock options for which the exercise price exceeded the average market price of our common stock in the respective periods were excluded from the computation of diluted income per common share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Number of shares excluded	2,260	2,823	2,234	2,512
Range of exercise prices per share	$26.71-$56.02	$2.00 -$56.02	$26.71-$56.02	$2.00 -$56.02

(3) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	June 30, 2007			December 31, 2006
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$73,227	—	$73,227	$55,248	$—	$55,248
Work in process	36,186	673	36,859	26,698	3,566	30,264
Raw materials	94,166	27,370	121,536	110,642	22,126	132,768

	$203,579	$28,043	$231,622	$192,588	$25,692	$218,280

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

At June 30, 2007 and December 31, 2006, inventory included $28.0 million and $25.7 million respectively in cost relating to products pending FDA and European approval. Included in the amount pending approval at June 30, 2007 was $23.6 million of whole plant paclitaxel, which was approved for use by the FDA in August 2007, and $0.2 million in other Abraxane® related products. Included in the amount pending approval at December 31, 2006 were $17.7 million of whole plant paclitaxel and $2.6 million in other Abraxane® related products.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost, we reserve for any inventory impairment based on the specific facts and circumstances. Provisions for inventory reserves are reflected in the unaudited condensed consolidated financial statements as an element of cost of sales with inventories presented net of related reserves.

(4) Intangible assets

Intangible assets consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Core technology	$158,863	$158,863
Developed product technology	146,002	146,002
Customer relationships	124,027	124,027
Trade name	26,478	26,478
Product rights	328,797	328,797
Other	2,300	1,755
Accumulated amortization	(82,754)	(47,482)

Total	$703,713	$738,440

(5) Acquisitions and Other Transactions

Acquisition of Puerto Rico Manufacturing Facility

In February, 2007, we completed the acquisition of the Pfizer Inc. Cruce Davila manufacturing facility in Barceloneta, Puerto Rico for $32.5 million in cash. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU- and US- compliant injectable pharmaceuticals, as well as protein-based biologics and metered-dosed inhalers. In addition, the acquisition includes a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant, and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. Under the terms of the agreement, Abraxis has leased the active pharmaceuticals ingredients plant back to Pfizer. We expect to begin commercial distribution of products from this facility in the second half of 2007. The acquisition was accounted for as an asset purchase, and the purchase price was allocated based upon the respective independent fair values of the acquired assets.

Cenomed Joint Venture

In April 2007, we formed a joint venture with Cenomed, Inc. to create Cenomed BioSciences, LLC. This venture is designed to further the research and development of novel drugs that interact with the central nervous system focused on psychiatric and neurological diseases, including the treatment of schizophrenia, neuroprotection, mild cognitive impairment and memory/attention impairment associated with aging, attention deficit hyperactivity disorder and pain. We made an initial contribution to the joint venture and will help to fund further development of these drugs. Cenomed BioSciences, LLC is consolidated in our unaudited condensed consolidated financial statements.

Exclusive License of Intellectual Property Portfolio

In May 2007, we entered into an agreement with the University of Southern California (USC) under which licensed the exclusive worldwide development and commercialization rights for an intellectual property portfolio of diagnostic protein biomarkers for therapy response, therapy toxicity and disease recurrence in colorectal cancers (CRCs). The intellectual property licensed is based on USC research by Associate Professor of Medicine Heinz-Joseph Lenz and colleagues.

Biocon Agreements

In June 2007, we entered into an agreement with Biocon Limited under which we licensed the right to develop and commercialize a biosimilar version of G-CSF (granulocyte-colony stimulating factor) in North America and the European Union. We will pay to Biocon $7.5 million upon the achievement of the only milestone under the agreement and, following regulatory approval in the licensed territories, will pay royalties to Biocon based on a percentage of net sales under the agreement. G-CSF is an haematopoietic growth factor that works by encouraging the bone marrow to produce more white blood cells. Therapeutic G-CSF is primarily used for the treatment of neutropenia, the lowering of the white blood cells that fight infections. Biocon has received regulatory approval from the Indian DCGI for its G-CSF product for the treatment of neutropenia in cancer patients.

In June 2007, we also entered into an agreement with Biocon Limited under which we granted Biocon the right to market and sell Abraxane® in India, Pakistan, Bangladesh, Sri Lanka, United Arab Emirates, Saudi Arabia, Kuwait and certain other South Asian and Persian Gulf countries. We will receive royalties from Biocon based on a percentage of net sales under the license agreement. In July 2007, we submitted with India’s Ministry of Health and Family Welfare an application to market Abraxane® for the treatment of breast cancer in India.

(6) Accrued Liabilities

Accrued liabilities consist of the following at:

	June 30, 2007	December 31, 2006
	(in thousands)
Sales and marketing	$37,102	$26,876
Payroll and employee benefits	26,182	27,417
Legal and insurance	9,801	2,045
Other	5,439	5,090

	$78,524	$61,428

(7) Income Taxes

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of January 1, 2007 and as a result recognized a $0.1 million increase to retained earnings from the cumulative effect of adoption.

As of the six months ended June 30, 2007, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, is $2.1 million. This entire amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes.

Our effective tax rate for the three and six month period ended June 30, 2007 was 28.6% and 31.1%, respectively. Our tax rate during the three and six month periods ended June 30, 2007 was favorably impacted by a $2.8 million net reduction of reserves relating to FIN 48 due to closure of IRS examinations for the 2004 and 2005 tax years. Excluding the impact of the FIN 48 adjustment our effective tax rate for the three and six month period ended June 30, 2007 would have been 37.3% and 36.8%, respectively.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the second quarter of 2007, the Internal Revenue Service (IRS) concluded an examination of our U.S. income tax returns for tax years 2004 and 2005. This resulted in our paying approximately $0.5 million of assessed tax resulting from our method of inventory capitalization. This amount was fully reserved. In addition, we recently received a “no adjustment” closing letter from the IRS in regard to an audit of our previous parent company (American BioScience, Inc.) related to a 2002 net operating loss carry back to consolidated tax years 1997, 1998, 1999, 2000, and 2001.

The Illinois Department of Revenue has commenced an audit of the Combined Unitary Tax Returns for tax years 2003 through 2005. The previous Illinois audit for tax years 2000, 2001 and 2002 resulted in a refund of approximately $1.0 million. In addition, we received notice of intent to examine income tax returns from California (tax years 2004-2006), Massachusetts (2005-2006) and North Carolina (2003-2006). These audits will begin in the third quarter of 2007. There are no other open federal, state or foreign government income tax audits at this time.

(8) Comprehensive Income

Elements of comprehensive income, net of income taxes, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Foreign currency translation adjustments	$1,042	$614	$1,085	$661
Unrealized (loss) gain on marketable equity securities	(351)	(822)	148	(400)

Other comprehensive gain (loss), net of tax and minority interests	691	(208)	1,233	261
Net income (loss)	23,086	(90,787)	34,201	(88,903)

Comprehensive income (loss)	$23,777	$(90,995)	$35,434	$(88,642)

At June 30, 2007 and 2006, we had cumulative foreign currency translation gain adjustments of $1.8 million and $0.7 million, respectively. In addition, at June 30, 2007 and 2006, we had cumulative unrealized gains on marketable equity securities of $0.7 million and $1.7 million, respectively.

(9) Contingencies

Litigation

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserted that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. The arbitration was held in May 2007, and the parties are awaiting a ruling from the arbitration panel.

In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. The complaint sought $12 million in damages. In July 2007, the Court dismissed this action on the grounds of forum non-conveniens.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the merger between us and ABI. We were a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s shareholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants.

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

We are from time to time subject to claims and litigation arising in the ordinary course of our business. These claims have included assertions that our products infringe existing patents, product liability and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, will not have a material adverse effect on our consolidated financial position or results of operations.

Regulatory Matters

We are subject to regulatory oversight by the United States Food and Drug Administration and other regulatory authorities with respect to the development, manufacturing, marketing and sale of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with regulatory requirements.

In late December 2006, we received a warning letter from the FDA regarding our Melrose Park facility following a periodic review of the facility earlier in the year. We are continuing to proactively work with the FDA to address the agency’s concerns and to fully resolve any issues promptly. We do not believe the FDA letter will adversely affect our business or financial condition.

(10) Segment Information

Abraxis BioScience is comprised of Abraxis Pharmaceutical Products, Abraxis Oncology and Abraxis Research. Beginning in the fourth quarter of 2006, we re-aligned our segment presentation to better reflect how the business is managed. We intend to continue to report our business in two segments pending completion of the proposed separation: Abraxis BioScience (ABI) representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary product, Abraxane®, and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolios of injectable drugs, including oncology, critical care, and anti-infectives, and markets our proprietary anesthetic/analgesic products. Prior period’s segment information has been reclassified to conform to the current period presentation. Information regarding these two segments is summarized below.

General and administrative costs, which consist of executive management, accounting and finance, human resources, information technology, investor relations, legal and business development, are not allocated to the individual segments. Information regarding these two segments, which operate primarily in North America, is summarized below:

	Segment
	APP	ABI	Unallocated Costs(1)	Total
	(in thousands)
Three months ended June 30, 2007
Hospital-based products	$159,327	$677	$—	$160,004
Abraxane revenue	—	78,669	—	78,669
Research revenue and other	—	3,871	—	3,871

Total net revenue	159,327	83,217	—	242,544
Cost of sales	74,317	6,487	4,876	85,680

Gross profit	85,010	76,730	(4,876)	156,864
Percent to total net revenue	53.4%	92.2%		64.7%
Operating expenses:
Research and development	12,898	15,481	2,263	30,642
Selling and marketing	4,236	35,530	—	39,766
Equity income in Drug Source Company	—	(1,190)	—	(1,190)

Total operating expenses	17,134	49,821	2,263	69,218

Pretax segment operating income (2)	$67,876	$26,909	$(7,139)	$87,646

Percent to total net revenue	42.6%	32.3%		36.1%
Depreciation and amortization	$12,056	$10,579	$2,196	$24,831
Capital expenditures	$8,492	$829	$634	$9,955
Long lived assets	$804,881	$521,725	$70,945	$1,397,551

Three months ended June 30, 2006
Hospital-based products	$120,115	$494	$—	$120,609
Abraxane revenue	—	36,301	—	36,301
Research revenue	—	3,829	—	3,829

Total net revenue	120,115	40,624	—	160,739
Cost of sales	53,620	5,471	8,586	67,677

Gross profit	66,495	35,153	(8,586)	93,062
Percent to total net revenue	55.4%	86.5%		57.9%
Operating expenses:
Research and development	5,994	14,790	1,438	22,222
Selling and marketing	4,050	16,745	—	20,795
Equity income in Drug Source Company	—	(307)	—	(307)

Total operating expenses	10,044	31,228	1,438	42,710

Pretax segment operating income (2)	$56,451	$3,925	$(10,024)	$50,352

Percent to total net revenue	47.0%	9.7%		31.3%
Depreciation and amortization	$13,299	$9,763	$1,348	$24,410
Capital expenditures	$5,867	$2,054	$13,933	$21,854
Long lived assets	$781,293	$546,350	$40,525	$1,368,168

	Segment
	APP	ABI	Unallocated Costs(1)	Total
	(in thousands)
Six months ended June 30, 2007
Hospital-based products	$299,595	$914	$—	$300,509
Abraxane revenue	—	149,551	—	149,551
Research revenue and other	—	4,645	—	4,645

Total net revenue	299,595	155,110	—	454,705
Cost of sales	144,379	13,630	9,755	167,764

Gross profit	155,216	141,480	(9,755)	286,941
Percent to total net revenue	51.8%	91.2%		63.1%
Operating expenses:
Research and development	23,075	28,605	5,842	57,522
Selling and marketing	7,772	68,100	—	75,872
Equity income in Drug Source Company	—	(1,671)	—	(1,671)

Total operating expenses	30,847	95,034	5,842	131,723

Pretax segment operating income (2)	$124,369	$46,446	$(15,597)	$155,218

Percent to total net revenue	41.5%	29.9%		34.1%
Depreciation and amortization	$23,277	$21,212	$4,402	$48,891
Capital expenditures	$48,699	$2,180	$1,119	$51,998
Long lived assets	$804,881	$521,725	$70,945	$1,397,551

Six months ended June 30, 2006
Hospital-based products	$233,727	$494	$—	$234,221
Abraxane revenue	—	66,443	—	66,443
Research revenue	—	4,603	—	4,603

Total net revenue	233,727	71,540	—	305,267
Cost of sales	106,112	10,331	9,314	125,757

Gross profit	127,615	61,209	(9,314)	179,510
Percent to total net revenue	54.6%	85.6%		58.8%
Operating expenses:
Research and development	9,919	35,054	1,593	46,566
Selling and marketing	7,115	28,535	—	35,650
Equity income in Drug Source Company	—	(783)	—	(783)

Total operating expenses	17,034	62,806	1,593	81,433

Pretax segment operating income (loss) (2)	$110,581	$(1,597)	$(10,907)	$98,077

Percent to total net revenue	47.3%	-2.2%		32.1%
Depreciation and amortization	$15,991	$10,461	$2,487	$28,939
Capital expenditures	$10,819	$3,056	$17,633	$31,508
Long lived assets	$781,293	$546,350	$40,525	$1,368,168

(1)

Segment costs not allocated for the three months ended June 30, 2007 included $4.1 million for the amortization of the purchase price in connection with AstraZeneca product purchase and $0.8 million of stock compensation expense, both included in cost of sales, and $2.3 million of stock compensation expense included in research and development. For the three months ended June 30, 2006, $7.8 million of inventory step-up amortization and $0.8 million of stock compensation expense was not allocated in cost of sales and $1.4 million of stock compensation expense was not allocated to research and development. Segment costs not allocated for the six months ended June 30, 2007 included $8.2 million for the amortization of the purchase price in connection with AstraZeneca product purchase and $1.6 million of stock compensation expense, both included in cost of sales, and $5.9 million of stock compensation expense included in research and development. For the six months ended June 30, 2006, $7.8 million of inventory step-up amortization and $1.5 million of stock compensation expense was not allocated in cost of sales and $1.6 million of stock compensation expense was not allocated to research and development. Additionally, depreciation and amortization expense, capital expenditures and long lived assets related to corporate activities were not allocated to the segments.

(2)	General and administrative expense, merger related costs and amortization, interest income, interest expense and other, minority interest and income tax expense were not allocated to the segments.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Segment operating income (loss) from above:
APP segment	$67,876	$56,451	$124,369	$110,581
ABI segment	26,909	3,925	46,446	(1,597)
Segment costs not allocated	(7,139)	(10,024)	(15,597)	(10,907)

	87,646	50,352	155,218	98,077
General and administrative expense	(33,410)	(22,520)	(65,490)	(38,562)
Amortization of merger related intangibles	(13,509)	(11,258)	(27,018)	(11,258)
Merger related in-process research and development change	—	(105,777)	—	(105,777)
Other merger related costs	—	(18,628)	—	(24,267)
Separation related costs	(4,046)	—	(5,403)	—

Income (loss) from operations	36,681	(107,831)	57,307	(81,787)
Interest expense	(5,097)	(1,790)	(8,973)	(5,055)
Interest income and other	764	1,246	1,326	2,340
Minority interests	—	(2,041)	—	(11,383)
Income tax (expense) benefit	(9,262)	19,629	(15,459)	6,982

Net income (loss)	$23,086	$(90,787)	$34,201	$(88,903)

(11) Total Revenue By Product Line

Total revenue by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
	(in thousands)			(in thousands)
Hospital-Based Products:
Critical care	$90,256	(1)	$47,978	$175,188	(1)	$93,252
Anti-infective	50,749		53,782	90,529		106,628
Oncology	14,577		16,302	25,854		30,146
Contract manufacturing and other	4,422		2,547	8,938		4,195

Total hospital-based revenue	160,004		120,609	300,509		234,221
Abraxane ®	78,669		36,301	149,551		66,443
Research revenue	3,871		3,829	4,645		4,603

Total net revenue	$242,544		$160,739	$454,705		$305,267

(1)

Net sales of critical care products included $36.1 million and $80.1 million of net sales for the three and six months, respectively, ended June 30, 2007 relating to analgesic/anesthetic products purchased from AstraZeneca in June 2006.

(12) Subsequent Events

Separation of Abraxis BioScience

On July 2, 2007, we announced that our board of directors had approved a plan to separate our proprietary products business, which includes the Abraxis Oncology and the Abraxis Research divisions, from our hospital-based product business, Abraxis Pharmaceutical Products, in a transaction that will result in two independent public companies. We refer to the proprietary products business following the separation as “New Abraxis.” We will continue to operate the hospital-based products business following the separation as “New APP.” Each stockholder as of the record date will be entitled to receive shares of both New APP and New Abraxis in connection with the separation of the business. Additionally, New APP and New Abraxis expect to enter into a series of agreements, including a Separation and Distribution Agreement, a Transition Services Agreement, an Employee Matters Agreement, a Tax Allocation Agreement and a Manufacturing Agreement. The transaction is subject to obtaining a favorable private letter ruling from the Internal Revenue Service and an opinion from our tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation and related transactions.

We have received commitments for $1.45 billion of senior credit facilities comprised of a funded $1.3 billion term loan and an unfunded $150 million revolving credit facility. A portion of the proceeds raised through the debt financing will be used to repay our existing indebtedness and approximately $1.0 billion will be contributed to New Abraxis immediately prior to the separation. New APP will be responsible for servicing the debt following the separation.

The transaction is expected to be completed in the fourth quarter of 2007, subject to receipt of a favorable private letter ruling from the Internal Revenue Service and an opinion from our tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation and related transactions. Consummation of the proposed separation is also subject to certain other conditions, including final approval by our board of directors, approval for listing of the New Abraxis common stock on the Nasdaq Global Market, receipt of opinions with respect to solvency and related matters of the parties and the effectiveness of the registration statement registering the New Abraxis common stock to be distributed to our stockholders in connection with the separation. Approval by our stockholders is not required as a condition to the consummation of the proposed separation.

Acquisition of Manufacturing Facility in Phoenix, Arizona

In July 2007, we acquired Watson Pharmaceuticals, Inc.’s sterile injectable manufacturing facility in Phoenix, Arizona. This fully-equipped facility, comprising approximately 200,000 square feet, includes manufacturing as well as chemistry and microbiology laboratories and has the ability to manufacture lyophilized powders, suspension products, and aqueous and oil solutions. In connection with the acquisition, we have agreed to contract manufacture certain injectable products for and on behalf of Watson for a specified period of time.

California NanoSystems Institute

In July 2007, we entered into a research collaboration agreement with the California NanoSystems Institute, or “CNSI”, at UCLA under which the parties agreed to collaborate on early research in nanobiotechnology for the advancement of new technologies in medicine. Under the agreement, we agreed to contribute $10 million over ten years to fund collaborative projects in the new CNSI building at UCLA. The partnership provides CNSI and our researchers the opportunity to jointly pursue innovative approaches to the diagnosis and treatment of life-threatening diseases, leveraging the complementary resources and skills of both organizations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane® and our proprietary anesthetic/analgesic products;

•	the amount and timing of costs associated with Abraxane®;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the impact of any adverse litigation;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

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

Additionally, there are several factors and assumptions that could affect our plan to separate into two independent publicly-traded companies and cause actual results to differ materially from those expressed in our forward looking statements:

•	increased demands on our management team as a result of the proposed separation; and

•

our ability to satisfy certain conditions precedent, including final approval by our board of directors, receipt of a favorable private letter ruling from the IRS and an opinion from our tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation and related transactions, approval for listing of the New Abraxis common stock on the Nasdaq Global Market, receipt of opinions with respect to solvency and related matters of the parties and the effectiveness of the registration statement registering the New Abraxis common stock to be distributed to our stockholders in connection with the separation.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Item 1A: Risk Factors” of Part II of this Form 10-Q and “Item 1A: Risk Factors” of our Form 10-K for the period ended December 31, 2006” and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, including “Item 1: Business”; “Item 1A: Risk Factors”, “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

Background

Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, is an integrated global biopharmaceutical company dedicated to meeting the needs of critically ill patients. We develop, manufacture and market one of the broadest portfolios of injectable products and leverage revolutionary technology such as our nab ™ platform to discover and deliver breakthrough therapeutics that transform the treatment of cancer and other life-threatening diseases. The first FDA approved product to use this nab™ platform, Abraxane®, was launched in 2005 for the treatment of metastatic breast cancer. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI. In connection with the closing of that merger, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc.

The unaudited condensed consolidated financial statements at June 30, 2007 include the assets, liabilities and results of operations of Abraxis and our wholly owned subsidiaries, Abraxis Bioscience, Inc. (formerly Pharmaceutical Partners of Canada, Inc.), a Canadian corporation, Abraxis BioScience Manufacturing, LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiaries, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

We operate in two business segments: Abraxis BioScience (ABI), representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary product, Abraxane®, and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolios of injectable drugs, including oncology, critical care, anti-infectives, and markets our proprietary anesthetic/analgesic products. Comparative segment revenues and related financial information for the three and six months ended June 30, 2007 and 2006 are presented in “Note 9, Segment Information” to our unaudited condensed consolidated financial statements.

Separation of Abraxis BioScience

On July 2, 2007, we announced that our board of directors had approved a plan to separate our proprietary product business, which includes the Abraxis Oncology and Abraxis Research components, from our hospital-based products business, Abraxis Pharmaceutical Products, in a transaction that will result in two independent public companies. We refer to the proprietary products business following the separation as “New Abraxis” and the hospital-based products business following the separation as “New APP.” Each stockholder as of the record date will be entitled to receive shares of both New APP and New Abraxis, in connection with the separation of the businesses. Additionally, we and New Abraxis and/or New APP expect to enter into a series of agreements, including a Separation and Distribution Agreement, a Transition Services Agreement, an Employee Matters Agreement, a Tax Allocation Agreement and a Manufacturing Agreement. The transaction is subject to obtaining a favorable private letter ruling from the Internal Revenue Service and an opinion from our tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation and related transactions.

We have received commitments for $1.45 billion of senior credit facilities comprised of a funded $1.3 billion term loan and an unfunded $150 million revolving credit facility. A portion of the proceeds raised through the debt financing will be used to repay our existing indebtedness and approximately $1.0 billion will be contributed to New Abraxis immediately prior to the separation. New APP will be responsible for servicing the debt following the separation. The transaction is expected to be completed in the fourth quarter of 2007, subject to receipt of a favorable private letter ruling from the Internal Revenue Service and an opinion from our tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation and related transactions. Consummation of the proposed separation is also subject to certain other conditions, including final approval by our board of directors, approval for listing of the New Abraxis common stock on the Nasdaq Global Market, receipt of opinions with respect to solvency and related matters of the parties and the effectiveness of the registration statement registering the New Abraxis common stock to be distributed to our stockholders in connection with the separation. Approval by our stockholders is not required as a condition to the consummation of the proposed separation. In connection with the proposed separation, we have filed a registration statement on Form 10 with the SEC. Stockholders are urged to read the Form 10 registration statement carefully because it contains important information about the separation.

Recent Developments

Acquisition of Puerto Rico Manufacturing Facility

In February 2007, we completed the acquisition of the Pfizer Inc. Cruce Davila manufacturing facility in Barceloneta, Puerto Rico for $32.5 million in cash. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU- and US-compliant injectable pharmaceuticals, as well as protein-based biologics and metered-dosed inhalers. In addition, the acquisition includes a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant, and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. Under the terms of the agreement, Abraxis has leased the active pharmaceuticals ingredients plant back to Pfizer. We expect to begin commercial distribution of products from this facility in the second half of 2007. The acquisition was accounted for as an asset purchase and the purchase price was allocated based upon the respective independent fair values of the acquired assets.

Cenomed Joint Venture

In April 2007, we formed a joint venture with Cenomed, Inc. to create Cenomed BioSciences, LLC. This venture is designed to further the research and development of novel drugs that interact with the central nervous system focused on psychiatric and neurological diseases, including the treatment of schizophrenia, neuroprotection, mild cognitive impairment and memory/attention impairment associated with aging, attention deficit hyperactivity disorder and pain. We made an initial contribution to the joint venture and will help to fund further development of these drugs. Cenomed BioSciences, LLC is consolidated in our unaudited condensed consolidated financial statements.

Exclusive License of Intellectual Property Portfolio

In May 2007, we entered into an agreement with the University of Southern California (USC) under which licensed the exclusive worldwide development and commercialization rights for an intellectual property portfolio of diagnostic protein biomarkers for therapy response, therapy toxicity and disease recurrence in colorectal cancers (CRCs). The intellectual property licensed is based on USC research by Associate Professor of Medicine Heinz-Joseph Lenz and colleagues. While surgery currently is the treatment of choice in earlier stages of colorectal disease, the research team, led by Dr. Lenz of the Norris Cancer Center in the USC Keck School of Medicine, discovered a broad range of molecular biomarkers and diagnostic tools that may better predict therapy response rate, the overall outcome and survival rate for patients with CRC. The goal of this continued research is to combine prognostic markers with specific therapeutic agents, which would enable clinicians to tailor therapy to the molecular profile of the patient while minimizing life-threatening toxicities.

Biocon Agreements

In June 2007, we entered into an agreement with Biocon Limited under which we licensed the right to develop and commercialize a biossimilar version of G-CSF (granulocyte-colony stimulating factor) in North America and the European Union. We will pay to Biocon $7.5 million upon the achievement of the only milestone under the agreement and, following regulatory approval in the licensed territories, will pay royalties to Biocon based on a percentage of net sales under the agreement. G-CSF is an haematopoietic growth factor that works by encouraging the bone marrow to produce more white blood cells. Therapeutic G-CSF is primarily used for the treatment of neutropenia, the lowering of the white blood cells that fight infections. Biocon has received regulatory approval from the Indian DCGI for its G-CSF product for the treatment of neutropenia in cancer patients.

In June 2007, we also entered into an agreement with Biocon Limited under which we granted Biocon the right to market and sell Abraxane® in India, Pakistan, Bangladesh, Sri Lanka, United Arab Emirates, Saudi Arabia, Kuwait and certain other South Asian and Persian Gulf countries. We will receive royalties from Biocon based on a percentage of net sales under the license agreement. In July 2007, we submitted with India’s Ministry of Health and Family Welfare an application to market Abraxane® for the treatment of breast cancer in India.

Acquisition of Manufacturing Facility in Phoenix, Arizona

In July 2007, we acquired Watson Pharmaceuticals, Inc.’s sterile injectable manufacturing facility in Phoenix, Arizona. This fully-equipped facility, comprising approximately 200,000 square feet, includes manufacturing as well as chemistry and microbiology laboratories and has the ability to manufacture lyophilized powders, suspension products, and aqueous and oil solutions. In connection with the acquisition, we have agreed to contract manufacture certain injectable products for and on behalf of Watson for a specified period of time.

California NanoSystems Institute

In July 2007, we entered into a research collaboration agreement with the California NanoSystems Institute, or “CNSI”, at UCLA under which the parties agreed to collaborate on early research in nanobiotechnology for the advancement of new technologies in medicine. Under the agreement, we agreed to contribute $10 million over ten years to fund collaborative projects in the new CNSI building at UCLA. The partnership provides CNSI and our researchers the opportunity to jointly pursue innovative approaches to the diagnosis and treatment of life-threatening diseases, leveraging the complementary resources and skills of both organizations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and June 30, 2006

The following table sets forth the results of our operations for each of the three month periods ended June 30, 2007 and 2006, and forms the basis for the following discussion of our operating activities:

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Change Favorable (Unfavorable)
	2007	2006	$	%
Hospital-Based Products
Critical Care	$90,256	$47,978	$42,278	88%
Anti-infective	50,749	53,782	(3,033)	-6%
Oncology	14,577	16,302	(1,725)	-11%
Contract manufacturing	4,422	2,547	1,875	74%

Total Hospital-Based Revenue	160,004	120,609	39,395	33%
Abraxane®	78,669	36,301	42,368	117%
Research revenue	3,871	3,829	42

Total revenue	242,544	160,739	81,805	51%
Cost of sales	85,680	67,677	(18,003)	-27%

Gross profit	156,864	93,062	63,802	69%

Percent to total revenue	64.7%	57.9%

Research and development	30,642	22,222	(8,420)	-38%
Selling, general and administrative	73,176	43,315	(29,861)	-69%
Amortization of merger related intangible assets	13,509	11,258	(2,251)	-20%
Merger-related in-process research and development charge	—	105,777	105,777	100%
Other merger related costs	—	18,628	18,628	100%
Separation related costs	4,046	—	(4,046)	—
Equity income	(1,190)	(307)	883	288%

Total operating expenses	120,183	200,893	80,710	-40%

Percent to total revenue	49.6%	125.0%
Income (loss) from operations	36,681	(107,831)	144,512	134%
Percent to total revenue	15.1%	-67.1%
Interest income and other	764	1,246	(482)	-39%
Interest expense	(5,097)	(1,790)	(3,307)	-185%
Minority interests	—	(2,041)	2,041	100%

Income (loss) before income taxes	32,348	(110,416)	142,764	129%
Income tax expense (benefit)	9,262	(19,629)	28,891	-147%

Net (loss) income	$23,086	$(90,787)	$113,873	125%

Net (loss) income per share:
Basic	$0.14	$(0.57)

Diluted	$0.14	$(0.57)

Weighted average common shares outstanding:
Basic	159,384	158,765

Diluted	160,354	158,765

Total Revenue

Total revenue for the three months ended June 30, 2007 increased $81.8 million, or 51%, to $242.5 million as compared to the same 2006 quarter.

Abraxane® revenue for the three months ended June 30, 2007 increased $42.4 million to $78.7 million as compared to $36.3 million in the same quarter of 2006. The increase was primarily due to increased market penetration and the inclusion of $9.1 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Excluding the recognition of previously deferred revenue total Abraxane® revenue increased to $69.6 million, or 92%, from the previous year’s comparable quarter.

Total revenue of our core hospital-based products, excluding Abraxane®, for the second quarter of 2007 increased $39.3 million, or 33%, to $160.0 million, versus $120.7 million for the same quarter of 2006. This increase was due primarily to product sales relating to the proprietary anesthetic/analgesic products acquired from AstraZeneca in June 2006. The 33% increase in total revenue for the second quarter of 2007 from our core hospital-based products over the prior year quarter, excluding Abraxane® , was comprised of a 23.7% overall unit volume increase and a 0.7% overall increase in unit prices. Second quarter 2007 sales of critical care products increased $42.3 million, or 88%, to $90.3 million as compared to the prior year second quarter due primarily to $36.1 million of net product sales relating to the proprietary anesthetic/analgesic products acquired from AstraZeneca in June 2006. Net sales of anti-infective products in the second quarter of 2007 decreased $3.0 million, or 6%, to $50.7 million due mainly to our cephalosporin products, which were negatively impacted by a precautionary distribution hold we placed on our product manufactured with certain materials while additional testing was completed. We believe all internal questions have been answered and we resumed distribution of these products in August 2007. Net sales of oncology products, excluding Abraxane ®, in the second quarter of 2007 decreased $1.7 million, or 11%, to $14.6 million due to decreased demand for pamidronate as a result of new competition in the market and market price pressure on several higher volume products.

Research revenue for the second quarter of 2007 increased slightly from the prior year comparable quarter and included $3.0 million of revenue generated from the achievement of milestones under our licensing agreement for Abraxane with Taiho Pharmaceutical Co., Ltd. The prior year quarter also included $3.0 million of revenue generated from the achievement of milestones under our licensing agreement for Abraxane with Taiho Pharmaceutical Co., Ltd.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $156.9 million, or 64.7% of total revenue, inclusive of the recognition of $9.1 million of revenue previously deferred under the AstraZeneca co-promotion agreement, and a $4.1 million charge relating to the amortization of intangible product rights associated with the AstraZeneca product purchase, as compared to $93.1 million, or 57.9% of total revenue in the same quarter of 2006. Excluding the deferred revenue recognized as part of the co-promotion agreement, and non-cash items associated with the AstraZeneca agreement, gross margin as a percentage of total revenue for the quarter ended June 30, 2007 was 65.1%, with the increase over the same quarter of 2006 due primarily to product mix as Abraxane® represented a greater percentage of sales during the current quarter as compared to the prior year second quarter. Abraxane gross margins also benefited from manufacturing efficiencies as a result of higher volume. Abraxane® sales, net of deferred revenue, represented 29.8% of consolidated net sales during the three months ended June 30, 2007 as compared to 22.6% for the second quarter of 2006.

Research and Development (“R&D”)

Research and development expense for the three months ended June 30, 2007 increased $8.4 million, or 38%, to $30.6 million as compared to the same quarter in 2006. The increase was due primarily to expense associated with the transfer of products to our Puerto Rico facility, and increased product development activities relating to our hospital-based products business and nanotechnology development.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expense for the three months ended June 30, 2007 increased $29.9 million to $73.2 million or 30.2% of total revenue from $43.3 million or 26.9% of total revenue for the same period in 2006. The increase was due primarily to additional Abraxane® costs for commission expense and expanded marketing efforts in North America relating to the co-promotion agreement with AstraZeneca, which went into effect on June 28, 2006, additional activities promoting global awareness of Abraxane®, and increased professional fees and stock compensation expense.

Amortization and Merger Costs and Separation Costs

The three months ended June 30, 2007 included $13.5 million of merger related amortization compared to approximately $11.3 million for the three months ended June 30, 2006 reflecting the merger between APP and ABI on April 18, 2006. The three months ended June 30, 2007 included $4.0 million in direct professional fees and transaction related costs relating to the proposed separation of the proprietary products business while the three months ended June 30, 2006 included $18.6 million in direct merger and transactions costs relating to the merger between APP and ABI. In addition, the three month period ended June 30, 2006 included a $105.8 million charge relating to the step up of in process research and development associated with the merger between APP and ABI.

Other Income

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the three months ended June 30, 2007 was $1.2 million versus $0.3 million in the comparable period of 2006. Ending inventory included raw material purchased from Drug Source Company of $5.4 million at June 30, 2007 and $4.0 million at December 31, 2006, net of intercompany profit of $0.6 million and $0.4 million for each respective period.

Other Non-Operating Items

Interest income and other consists primarily of interest earned on invested cash the impact of foreign currency charges on intercompany trading accounts and other financing costs. Interest income decreased to $0.8 million for the three months ended June 30, 2007 from $1.2 million for the comparable period in 2006.

Interest expense increased to $5.1 million for the three months ended June 30, 2007 as compared to $1.8 million for the three months ended June 30, 2006. The increase in interest expense was primarily the result of higher average debt levels and interest expense related to the note payable due to AstraZeneca in June 2007.

Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of the merger between APP and ABI. Subsequent to the merger, no minority interests charges have been recorded. The three months ended June 30, 2006, included a $2.0 million charge relating to minority interests.

Provision for Income Taxes

Our effective tax rate for the three month period ended June 30, 2007 was 28.6%. Our tax rate during the quarter was favorably impacted by a $2.8 million net reduction of reserves relating to FIN 48 due to the closure of IRS examinations for the 2004 and 2005 tax years. Excluding the impact of the FIN 48 adjustment, our effective rate would have been 37.3%.

Prior to our merger with ABI, ABI and APP had filed separate, stand-alone federal income tax returns. As a result, ABI did not expect to realize the benefit of $17.9 million of net operating loss carry forwards. These net operating loss carry forwards are now available and were recognized in the second quarter of 2006 in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 34% for the three months ended June 30, 2006.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 and June 30, 2006

The following table sets forth the results of our operations for each of the six months ended June 30, 2007 and 2006, and forms the basis for the following discussion of our operating activities:

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Six months ended June 30,		Change Favorable (Unfavorable)
	2007	2006	$	%
Hospital-Based Products
Critical Care	$175,188	$93,252	$81,936	88%
Anti-infective	90,529	106,628	(16,099)	-15%
Oncology	25,854	30,146	(4,292)	-14%
Contract manufacturing	8,938	4,195	4,743

Total Hospital-Based Revenue	300,509	234,221	66,288	28%
Abraxane®	149,551	66,443	83,108	125%
Research revenue	4,645	4,603	42

Total revenue	454,705	305,267	149,438	49%
Cost of sales	167,764	125,757	(42,007)	-33%

Gross profit	286,941	179,510	107,431	60%

Percent to total revenue	63.1%	58.8%

Research and development	57,522	46,566	(10,956)	-24%
Selling, general and administrative	141,362	74,212	(67,150)	-90%
Amortization of merger related intangible assets	27,018	11,258	(15,760)	-140%
Merger-related in-process research and development charge	—	105,777	105,777	100%
Other merger related costs	—	24,267	24,267	100%
Separation related costs	5,403	—	(5,403)	—
Equity income	(1,671)	(783)	888	113%

Total operating expenses	229,634	261,297	31,663	12%

Percent to total revenue	50.5%	85.6%
Income (loss) from operations	57,307	(81,787)	139,094	170%
Percent to total revenue	12.6%	-26.8%
Interest income and other	1,326	2,340	(1,014)	-43%
Interest expense	(8,973)	(5,055)	(3,918)	-78%
Minority interests	—	(11,383)	11,383	100%

Income (loss) before income taxes	49,660	(95,885)	145,545	151%
Income tax expense (benefit)	15,459	(6,982)	22,441	-321%

Net (loss) income	$34,201	$(88,903)	$123,104	138%

Net (loss) income per share:
Basic	$0.21	$(0.56)

Diluted	$0.21	$(0.56)

Weighted average common shares outstanding:
Basic	159,423	158,643

Diluted	160,481	158,643

Total Revenue

Total revenue for the six months ended June 30, 2007 increased $149.4 million, or 49%, to $454.7 million as compared to the same period of 2006.

Abraxane® revenue for the six months ended June 30, 2007 increased $83.1 million to $149.6 million as compared to $66.4 million in the same period of 2006. The increase was primarily due to increased market penetration and the inclusion of $18.2 million of previously deferred revenue recognized relating to the June 2006 co-promotion agreement with AstraZeneca. Excluding the recognition of previously deferred revenue total Abraxane® revenue increased to $131.4 million for the six months ended June 30, 2007, or 98% from the previous year’s comparable period.

Total revenue of our core hospital-based products, excluding Abraxane®, for the six month period ended June 30, 2007 increased $66.3 million, or 28%, to $300.5 million, versus $234.2 million for the same period of 2006. This increase was due primarily to sales relating to the proprietary anesthetic/analgesic products we acquired from AstraZeneca on June 28, 2006. The 28% increase in total revenue from our core hospital-based products for the six months ended June 30, 2007 over the prior year period, excluding Abraxane®, was comprised of a 25.4% overall unit volume increase coupled with a 3.5% overall decrease in unit prices. Sales of critical care products for the six months ended June 30, 2007 increased $81.9 million, or 88%, to $175.2 million as compared to the prior year comparable period due primarily to $80.1 million of net sales relating to the proprietary anesthetic/analgesic products we acquired from AstraZeneca on June 28, 2006. Net sales of anti-infective products for the six months ended June 30, 2007 decreased $16.1 million, or 15%, to $90.5 million due mainly to our cephalosporin products, which were negatively impacted by precautionary distribution holds we placed on our product manufactured with certain materials, during the first and second quarters of 2007 while additional testing was completed. We believe all internal questions have been answered and we resumed distribution of these products in August 2007. Net sales of oncology products, excluding Abraxane®, for the six months ended June 30, 2007 decreased $4.3 million, or 14%, to $25.9 million due to continued decreased demand for pamidronate as a result new competition in the market and market price pressure on several higher volume products.

Gross Profit

Gross profit for the six months ended June 30, 2007 was $286.9 million, or 63.1% of total revenue, inclusive of the recognition of $18.2 million of revenue previously deferred under the AstraZeneca co-promotion agreement, and a $8.2 million charge relating to the amortization of intangible product rights associated with the AstraZeneca product purchase, as compared to $179.5 million, or 58.8% of total revenue in the same period of 2006. Excluding the deferred revenue recognized as part of the co-promotion agreement, and non-cash items associated with the AstraZeneca agreement, gross margin as a percentage of total revenue was 63.5% for the six months ended June 30, 2007, with the increase over the same period of 2006 due primarily to product mix as Abraxane® represented a greater percentage of sales during the current period as compared to the prior year period. Abraxane® sales, net of deferred revenue, represented 30.1% of consolidated net sales during the first six months of 2007 as compared to 21.8% for the comparable period of 2006.

Research and Development (“R&D”)

Research and development expense for the six months ended June 30, 2007 increased $11.0 million, or 24%, to $57.5 million as compared to the same period in 2006. The increase was due primarily to expense associated with the transfer of products to our Puerto Rico facility, increased stock compensation associated with the RSU I and II plans and Abraxane® scale-up toward EU compliant production in our Grand Island facility. These costs were partially offset by lower research spending related to our Abraxis Research division due to the timing of clinical trial activity.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expense for the six months ended June 30, 2007 increased $67.2 million to $141.4 million, or 31.1% of total revenue from $74.2 million, or 24.3% of total revenue for the same period in 2006. The increase was due primarily to additional Abraxane® costs for commission expense and expanded marketing efforts in North America relating to the co-promotion agreement with AstraZeneca, which went into effect on June 28, 2006, additional activities promoting global awareness of Abraxane®, and increased professional fees and stock compensation expense.

Amortization and Merger Costs and Separation Costs

The six months ended June 30, 2007 included $27.0 million of merger related amortization compared to approximately $11.3 million for the six months ended June 30, 2006 reflecting the merger between APP and ABI on April 18, 2006. The six months ended June 30, 2007 included $5.4 million in direct professional fees and transaction related costs relating to the proposed separation of our proprietary products business while the six months ended June 30, 2006 included $24.3 million in direct merger and transactions costs relating to the merger between APP and ABI. In addition, the six months ended June 30, 2006 included a $105.8 million charge relating to the step up of in process research and development associated with the merger between APP and ABI.

Other Income

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the six months ended June 30, 2007 was $1.7 million versus $0.8 million in the comparable period of 2006. Ending inventory included raw material purchased from Drug Source Company of $5.4 million at June 30, 2007 and $4.0 million at December 31, 2006, net of intercompany profit of $0.6 million and $0.4 million for each respective period.

Other Non-Operating Items

Interest income and other consists primarily of interest earned on invested cash the impact of foreign currency charges on intercompany trading accounts and other financing costs. Interest income and other decreased to $1.3 million for the six months ended June 30, 2007 from $2.3 million for the comparable period in 2006.

Interest expense increased to $9.0 million for the six months ended June 30, 2007 as compared to $5.1 million for the six months ended June 30, 2006. The increase in interest expense was primarily the result of higher average debt levels and interest expense related to the note payable due to AstraZeneca in June 2007.

Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of the merger between APP and ABI. Subsequent to the merger no minority interests charges have been recorded. The six months ended June 30, 2006 included a $11.4 million charge relating to minority interests.

Provision for Income Taxes

Our effective tax rate for the six month period ended June 30, 2007 was 31.1%. Our tax rate during the period was favorably impacted by a $2.8 million net reduction of reserves relating to FIN 48 due to the closure of our IRS examinations for the 2004 and 2005 tax years. Excluding the impact of the FIN 48 adjustment, our effective rate would have been 36.8%.

Prior to our merger with ABI, ABI and APP had filed separate, stand-alone federal income tax returns. As a result, ABI did not expect to realize the benefit of $17.9 million of net operating loss carry forwards. These net operating loss carry forwards are now available and were recognized in the second quarter of 2006 in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate was 34.0% for the six months ended June 30, 2006.

Segment Information

Abraxis BioScience is comprised of Abraxis Pharmaceutical Products, Abraxis Oncology and Abraxis Research. Beginning in the fourth quarter of 2006, we re-aligned our segment presentation to better reflect how the business is managed. We intend to continue to report our business in two segments pending completion of the proposed separation: Abraxis BioScience (ABI), representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary product, Abraxane®, and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care, and anti-infectives, and markets our proprietary anesthetic/analgesic products. Prior years’ information regarding our segments has been reclassified to conform with the current year presentation.

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

The following table sets forth the results of our pre-tax segment operations for the three months ended June 30, 2007 and 2006, and forms the basis for the following discussion:

	Three Months Ended June 30,		Change favorable (unfavorable)
	2007	2006	$	%
	(unaudited, in thousands)
APP Segment
Total revenue	$159,327	$120,115	$39,212	33%
Cost of sales	74,317	53,620	(20,697)	-39%

Gross profit	85,010	66,495	18,515	28%
Percent to total revenue	53.4%	55.4%
Operating expenses:
Research and development	12,898	5,994	(6,904)	-115%
Selling and marketing	4,236	4,050	(186)	-5%

Total operating expenses	17,134	10,044	(7,090)	-71%
Pre-tax segment operating income	$67,876	$56,451	$11,425	20%

ABI Segment
Total revenue	$83,217	$40,624	$42,593	105%
Cost of sales	6,487	5,471	(1,016)	18%

Gross profit	76,730	35,153	41,577	118%
Percent to total revenue	92.2%	86.5%
Operating expenses:
Research and development	15,481	14,790	(691)	-6%
Selling and marketing	35,530	16,745	(18,785)	-112%
Equity (income) in Drug Source Company	(1,190)	(307)	883	287%

Total operating expenses	49,821	31,228	18,593	60%
Pre-tax segment operating income	$26,909	$3,925	$22,984	585%

APP Segment

The pre-tax operating income of the APP segment increased $11.4 million, or 20%, to $67.9 million in the three months ended June 30, 2007 as compared to pre-tax operating income of $56.5 million in the comparable 2006 period. The increase was primarily due to a $39.2 million, or 33%, increase in revenue in 2007, associated with the proprietary anesthetic/analgesic products we acquired from AstraZeneca on June 28, 2006. Gross margin as a percentage of total revenue decreased to 53.4% for the three month period ended June 30, 2007, as compared to 55.4% in the prior year comparable period due to higher freight costs associated with higher fuel costs and expedited shipments to our customers and increased need for climate controlled shipping relating to certain products purchased from AstraZeneca in June 2006 and product mix. The increase in revenue and gross margin was partially offset by higher research and development spending related to the transfer of products to our recently acquired Puerto Rico facility. We expect to begin commercial production at our Puerto Rico facility in the second half of 2007. Selling and marketing expenses for the three months ended June 30, 2007 increased $0.2 million as compared to the prior year period supporting the increased revenue base. As a percentage of total revenue selling and marketing expenses for the three months ended June 30, 2007 and 2006 were 2.7% and 3.4%, respectively.

ABI Segment

The pre-tax operating income of the ABI segment increased $23.0 million to $26.9 million in the three months ended June 30, 2007 as compared to pre-tax operating income of $3.9 million in the comparable 2006 period. Revenue increased $42.6 million, or 105% in the three month period ended June 30, 2007 as compared to the prior year period primarily due to increased market penetration and the inclusion of $9.1 million of previously deferred revenue recognized relating to the June 2006 co-promotion agreement with AstraZeneca.

Research and development expense increased by $0.7 million, or 6%, in the three months ended June 30, 2007 to $15.5 million as compared to $14.8 million in the comparable 2006 period. The increase was primarily due to increased nanotechnology development activities.

Selling and marketing expense increased by $18.8 million in the three months ended June 30, 2007 to $35.5 million as compared to $16.7 million in prior year comparable period. The increase was due primarily to additional Abraxane ® costs for commission expense and expanded marketing efforts in North America relating to the co-promotion agreement with AstraZeneca, which went into effect on June 28, 2006, and additional activities promoting global awareness of Abraxane ®.

The following table sets forth the results of our pre-tax segment operations for the six months ended June 30, 2007 and 2006, and forms the basis for the following discussion:

	Six Months Ended June 30,		Change favorable (unfavorable)
	2007	2006	$	%
	(unaudited, in thousands)
APP Segment
Total revenue	$299,595	$233,727	$65,868	28%
Cost of sales	144,379	106,112	(38,267)	-36%

Gross profit	155,216	127,615	27,601	22%
Percent to total revenue	51.8%	54.6%
Operating expenses:
Research and development	23,075	9,919	(13,156)	-133%
Selling and marketing	7,772	7,115	(657)	-9%

Total operating expenses	30,847	17,034	(13,813)	-81%
Pre-tax segment operating income	$124,369	$110,581	$13,788	12%

ABI Segment
Total revenue	$155,110	$71,540	$83,570	117%
Cost of sales	13,630	10,331	(3,299)	-32%

Gross profit	141,480	61,209	80,271	131%
Percent to total revenue	91.2%	85.5%
Operating expenses:
Research and development	28,605	35,054	6,449	18%
Selling and marketing	68,100	28,535	(39,565)	-139%
Equity (income) in Drug Source Company	(1,671)	(783)	888	113%

Total operating expenses	95,034	62,806	32,228	51%
Pre-tax segment operating income (loss)	$46,446	$(1,597)	$48,043	—

APP Segment

The pre-tax operating income of the APP segment increased $13.8 million, or 12%, to $124.4 million in the six months ended June 30, 2007 as compared to pre-tax operating income of $110.6 million in the comparable 2006 period. The increase was primarily due to a $65.9 million, or 28%, increase in revenue as compared to the prior year. Gross margin as a percentage of total revenue decreased to 51.8% for the six month period ended June 30, 2007, as compared to 54.6% in the prior year comparable period due to higher freight costs associated with higher fuel costs and expedited shipments to our customers and increased need for climate controlled shipping relating to certain products purchased from AstraZeneca in June 2006. Margins were also impacted by lower volume and higher plant costs associated with the voluntary precautionary distribution hold we placed on our cephalosporin products manufactured with certain materials while addition testing was completed and product mix. The products under the distribution hold resumed shipping in August 2007. The increase in revenue and gross margin was partially offset by higher research and development spending related to the transfer of products to our recently acquired Puerto Rico facility. We expect to begin commercial production at our Puerto Rico facility in the second half of 2007. Selling and marketing expenses for the six months ended June 30, 2007 increased $0.7 million as compared to the prior year period supporting the increased revenue base. As a percentage of total revenue selling and marketing expenses for the six months ended June 30, 2007 and 2006 were 2.6% and 3.0%, respectively.

ABI Segment

The pre-tax operating income of the ABI segment increased $48.0 million to $46.4 million in the six months ended June 30, 2007 as compared to a pre-tax operating loss of $1.6 million in the comparable 2006 period. Revenue increased $83.6 million, or 117% in the six month period ended June 30, 2007 as compared to the prior year period primarily due to increased market penetration and the inclusion of $18.2 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca.

Research and development expense decreased by 6.4 million, or 18%, in the six months ended June 30, 2007 to $28.6 million as compared to $35.1 million in the comparable 2006 period. The decrease was primarily a result of cost savings associated with the merger between APP and ABI and a decrease in clinical trial spending as a result of the timing of Phase III clinical trials.

Selling and marketing expense increased by $39.6 million in the six months ended June 30, 2007 to $68.1 million as compared to $28.5 million in prior year comparable period. The increase was due primarily to additional Abraxane ® costs for commission expense and expanded marketing efforts in North America relating to the June 2006 co-promotion agreement with AstraZeneca, which went into effect on June 28, 2006 and the additional activities promoting global awareness of Abraxane ®.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the six months ended June 30, 2007 and 2006:

	June 30, 2007	December 31, 2006
	(unaudited, in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$38,556	$39,297

Working capital	$162,254	$65,556

Total assets	$1,817,808	$1,773,721

Total stockholders’ equity	$1,093,461	$1,033,36

	Six Months Ended June 30,
	2007	2006
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(8,108)	$271,103

Purchase of property, plant and equipment	$(51,998)	$(31,508)

Purchase of other non-current assets	$(1,433)	$(331,582)

Sale of short-term investments	$—	$54,224

Financing activities	$59,779	$62,335

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $8.1 million for the six month period ended June 30, 2007 as compared to cash provided by operations of $271.1 million for the same period in 2006. This $279.2 million decrease in 2007 cash provided by operating activities was due primarily to the fact that the 2006 period included the receipt of $200.0 million associated with the Abraxane co-promotion with AstraZeneca and the payment of 2006 federal income taxes in the first quarter of 2007. The impact of the tax payment on operating cash flows was partially offset by strong operating results after eliminating non-cash expenses associated with depreciation, amortization of intangibles associated with our merger with ABI, our product rights purchase from AstraZeneca and stock compensation.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights. Cash used in investing activities during the six months ended June 30, 2007 included approximately $32.5 million relating to the acquisition of our manufacturing facility in Puerto Rico as well as approximately $19.5 million relating to the purchase of property, plant and equipment primarily as investment in our core manufacturing and development capabilities. Cash used in investing activities for the six months ended June 30, 2006, primarily related to the purchase of product rights from

AstraZeneca, partially offset by $54.2 million of sales of short term municipal variable rate demand notes. Investing activities in the first half of 2006 also included $31.5 million relating to the purchase of property, plant and equipment primarily as investment in our core manufacturing and development capabilities.

Financing Activities

Financing activities generally include borrowings under our credit facility, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $59.8 million for the six months ended June 30, 2007, which represented net borrowings on our line of credit of $55.0 million, an increase in notes payable associated with the AstraZeneca product rights purchase of $2.8 million and net proceeds relating to stock transactions of $2.3 million.

Net cash provided by financing activities totaled $62.3 million for the six months ended June 30, 2006 consisting of $69.6 million relating to the issuance of a note payable to AstraZeneca as part of the product purchase and $8.9 million in proceeds relating to stock transactions. These cash inflows were partially offset by a $14.5 million of net cash payments on credit facilities.

Sources of Financing and Capital Requirements

We have historically funded our research and development activities through product license fees, including milestones, and borrowings, whereas our primary source of liquidity has been cash flow from operations.

We have a three-year, $450 million, unsecured credit facility, with a sub-limit of $10 million letters of credit and $20 million for swing line loans. Interest rates under the facility are based on the type of loan made and the leverage ratio as defined in the credit agreement. The agreement contains various restrictive covenants pertaining to the maintenance of minimum net worth, leverage and interest coverage ratios. In addition, the agreement restricts our ability to declare or pay dividends, make advances or loans to third parties and incur any additional indebtedness.

As of June 30, 2007, $220.0 million was outstanding on our credit facility with a weighted average interest rate of 6.07%. As we are not obligated to repay our outstanding balances prior to termination of the facility in 2009, borrowings are classified as non-current on the balance sheet. Outstanding letters of credit, which reduce overall available borrowings, were $2.6 million at June 30, 2007. We were in compliance with all covenants at June 30, 2007.

As discussed in “Separation of Abraxis BioScience” above, we have received commitments for $1.45 billion of senior credit facilities comprised of a funded $1.3 billion term loan and an unfunded $150 million revolving credit facility. A portion of the proceeds raised through the debt financing will be used to repay our existing indebtedness and approximately $1.0 billion will be transferred to New Abraxis immediately prior to the separation.

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	expansion of sales to new international territories

•

working capital requirements and production, sales, marketing and development costs required to support Abraxane®, our proprietary anesthetic/analgesic products and our hospital-based injectable products;

•	R&D, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the transfer of products to our Puerto Rico manufacturing facility.

•	the requirements of the planned separation of our company into two independent publicly-traded companies;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We anticipate that cash and short-term investments, cash generated from operations and funds available under our credit facility will be sufficient to finance operations of our company, including ongoing activity relating to Abraxane®, product development and capital expenditures for the remainder of the year. In the event we engage in future acquisitions or capital projects, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

Following the proposed separation, we (as New APP) will be responsible in servicing the debt of up to $1.45 billion contemplated to be raised on connction with the seperation. We expect to pay the principal and interest on the outstanding debt with funds generated by our operations. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovations and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, refinance this debt, sell assets or borrow more money on terms acceptable to us or at all, the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our unaudited condensed consolidated financial statements are discussed below. Actual results could vary from those estimates.

Revenue Recognition

Research Revenue Recognition

Research revenue generally consists of amounts earned from the development and research to advance the commercial application of pharmaceutical compounds for third parties. Such research revenue may include upfront license fees, milestone payments and reimbursement of development and other costs, and royalties. Non-refundable upfront license fees under which we have continuing involvement in the form of development, manufacturing or commercialization are recognized as revenue ratably over either the development period, if the development risk is significant, or the estimated product useful life, if development risk has been substantially eliminated. Achievement based milestone payments are recognized as revenue when the milestone objective is attained. Reimbursement of development and other costs are recognized as revenue as the related costs are incurred. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

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

Other Revenue

Other revenue consists of revenue recognized related to upfront payments earned from our co-promotion agreement with AstraZeneca and our agreement with Taiho Pharmaceutical Co., LTD. Such revenue is initially deferred and is recognized as earned ratably over the life of each agreement.

Sales Provisions

Our sales provisions totaled $535.0 million and $287.1 million for the six months ended June 30, 2007 and 2006, respectively, and related reserves totaled $111.7 million and $112.5 million at June 30, 2007 and December 31, 2006, respectively. The increase in reserves relates primarily to chargeback reserves associated with the sales of products purchased from AstraZeneca as well as the timing of the related chargeback payments.

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

Our initial sale to the wholesaler, and the resulting receivable, are recorded at our wholesale list price. However, as most of these selling prices will be reduced to a lower end-user contract price, at the time of sale revenue is reduced by, and a provision recorded for, the difference between the list price and estimated end-user contract price multiplied by the estimated wholesale units outstanding pending chargeback that will ultimately be sold under end-user contracts. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us, a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated contra asset. The most significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and the ultimate end-user contract-selling price. We base our estimation for these factors primarily on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing, IMS data and our expectation for future contract pricing changes.

Our net chargeback reserve totaled $73.1 million and $81.4 million at June 30, 2007 and December 31, 2006, respectively. The methodology used to estimate and provide for chargebacks was consistent across all periods presented. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. We do review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material. A one percent decrease in our estimated end-user contract-selling prices would reduce total revenue in the six months ended June 30, 2007 by $0.4 million and a one percent increase in wholesale units pending chargeback at June 30, 2007 would decrease total revenue in the six months ended June 30, 2007 by $0.4 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $21.6 million at June 30, 2007 and $16.2 million at December 31, 2006. A one percent increase in the estimated rate of contractual allowances to total revenue at June 30, 2007 would decrease net sales by $2.4 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $5.4 million and $9.5 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the six months ended June 30, 2007 by $1.7 million.

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

At June 30, 2007 and December 31, 2006, inventory included $28.0 million and $25.7 million, respectively, in cost relating to products pending FDA and European regulatory approval. Included in the amount pending approval at June 30, 2007 was $23.6 million of whole plant paclitaxel which was approved for use by the FDA in August 2007, and $0.2 million in other Abraxane® related products. Included in the amount pending approval at December 31, 2006 were $17.7 million of whole plant paclitaxel and $2.6 million in other Abraxane® related products.

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

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. In addition, for the six months ended June 30, 2007, cost of sales included amortization of product rights purchased from AstraZeneca of $8.2 million.

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. Research and development costs also include costs associated with our Puerto activities prior to commercial production.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, co-promotion commissions to AstraZeneca, facilities, risk management and professional fees.

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123R, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, we adopted the provisions of FAS 123R. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four year period, while awards under the RSU II plan generally vest with respect to one half of the units granted on the second anniversary of the merger between APP and ABI and with respect to the remaining one half of the units on the fourth anniversary of the merger.

To determine stock-based compensation, we use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan. Additionally, expense related to the RSU Plans is based on the lower of the market-price or $28.27 and is expensed on a straight-line basis over the applicable vesting period. Pre-tax stock-based compensation costs for the six months ended June 30, 2007 and 2006 were $17.1 million, including $6.1 million relating to the RSU Plans, and $17.2 million, including $11.5 million relating to the RSU Plans, respectively.

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

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of January 1, 2007 and as a result recognized a $0.1 million increase to retained earnings from the cumulative effect of adoption.

As of June 30, 2007, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $2.1 million. This entire amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes.

Our effective tax rate for the three and six month period ended June 30, 2007 was 28.6% and 31.1%, respectively. Our tax rate during the three and six month periods ended June 30, 2007 was favorably impacted by a $2.8 million net reduction of reserves relating to FIN 48 due to closure of IRS examinations for the 2004 and 2005 tax years. Excluding the impact of the FIN 48 adjustment our effective tax rate for the three and six month period ended June 30, 2007 would have been 37.3% and 36.8%, respectively.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the second quarter of 2007, the Internal Revenue Service (IRS) concluded an examination of our U.S. income tax returns for tax years 2004 and 2005. This resulted in our paying approximately $.5 million of assessed tax resulting from our method of inventory capitalization. This amount was fully reserved. In addition, we recently received a “no adjustment” closing letter from the IRS in regard to an audit for our former previous parent company (American BioScience, Inc.) related to a 2002 net operating loss carry back to consolidated tax years 1997, 1998, 1999, 2000 and 2001.

The Illinois Department of Revenue has commenced an audit of the Combined Unitary Tax Returns for tax years 2003 through 2005. The previous Illinois audit for tax years 2000, 2001, and 2002 resulted in a refund of approximately $1.0 million. In addition, we have received notice of intent to examine income tax returns from California (tax years 2004-2006), Massachusetts (2005-2006) and North Carolina (2003-2006). These audits will begin in the third quarter of 2007. There are no other open federal, state, or foreign government income tax audits at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We often enter into agreements for research and development goods and service. As such, we are evaluating the impact that the adoption of EITF 07-3 will have on our unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our unaudited condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes .” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective January 1, 2007 (See “Note 7—Income taxes”). The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial condition.

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of June 30, 2007, there were no outstanding hedge arrangements.

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

Interest Rate Risk: We are also exposed to changes in interest rates on our borrowings. We have a $450 million credit facility, which bears interest at a variable rate. As of June 30, 2007, $220.0 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 6.07%. If our interest rates were to increase 1%, our interest expense for the remainder of 2007 would increase $1.1 million based on our outstanding debt balances at June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and due to the material weakness in our internal control over financial reporting related to income taxes identified and disclosed in our Annual Report on Form 10-K for the year end December 31, 2006, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2007. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operation and cash flows for the periods presented.

In response to the material weakness identified, we have taken steps to strengthen our internal control over financial reporting. In particular, we evaluated and continue to evaluate the roles and functions within the tax department and added permanent personnel resources to support internal control over financial reporting relative to income tax. Management has contracted technical resources to enhance existing policies and procedures and management performed additional control procedures relative to financial reporting of income taxes. Management believes the additional personnel, together with the current accounting staff, will improve existing policies and procedures to enable proper control over financial reporting procedures. Additionally, we plan to provide additional training related to internal control over financial reporting and accounting for income taxes.

Management believes that the above measures, when fully implemented, will address the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2006 in the near and long-term. Management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Except as otherwise described herein, management determined that, as of June 30, 2007, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In preparation for our proposed separation into two separate publicly-traded companies, we will need to evaluate and install the necessary controls to allow the two new entities to properly function as independent public companies. Additionally, we will need to begin migrating certain processes, applications and functions previously performed by us to these two entities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and Dr. Soon-Shiong, our Chief Executive Officer. In August 2005, this individual filed an amended arbitration demand adding ABI as a defendant. In the arbitration, this individual asserted that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual is seeking various forms of relief, including monetary damages and equity interests in our common stock. The arbitration was held in May 2007, and the parties are awaiting a ruling from the arbitration panel.

In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County Illinois relating to the merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. The complaint sought $12 million in damages. In July 2007, the Court dismissed this action on the grounds of forum non-conveniens.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the merger between us and ABI. We were a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s shareholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants.

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

We are from time to time subject to claims and litigation arising in the ordinary course of our business. These claims have included assertions that our products infringe existing patents, product liability and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition and, general economic conditions. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Relating to the Proposed Separation

The cost to complete the transaction could be significant.

Management estimates that the total cost to complete the proposed separation will be significant and could have a materially negative impact on our operating results and cash flows. Also, there is no guarantee that the proposed separation will be finalized as completion is subject to a number of factors and conditions, including:

•

receipt of a favorable private letter ruling from the Internal Revenue Service and an opinion from our tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation and related transactions; and

•

our ability to satisfy certain conditions precedent, including final approval by our board of directors, approval for listing of the New Abraxis common stock on the Nasdaq Global Market, receipt of opinions with respect to solvency and related matters of the parties and effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the proposed separation.

Increased demands on our management team as a result of the proposed separation could distract management’s attention from operating performance in the near term.

Management estimates that the proposed separation will be completed in the fourth quarter of 2007. The complexity of the transaction will require a substantial amount of resources, as well as the use of several cross-functional project teams. We have developed a resource plan to meet such demands; however, there is no guarantee that our business will be uninterrupted during the transition period.

Debt incurred in connection with the separation could adversely affect our operations and financial condition.

We, as New APP following the separation, will be highly leveraged as a result of the separation of the New Abraxis. We and/or one or more of our subsidiaries will incur up to $1.45 billion of indebtedness. Such indebtedness, coupled with the restrictions on our ability to issue equity securities following completion of the separation without jeopardizing the intended tax consequences of the separation, could have adverse consequences for our business, financial condition and results of operations, such as:

•	making more difficult the satisfaction of our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements, acquisitions or other cash requirements;

•	limiting our operational flexibility in planning for or reacting to changing conditions in our business and industry;

•

requiring dedication of a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of such cash flows to fund working capital, capital expenditures and other general corporate purposes; and

•

limiting our ability to compete with companies that are not as highly leveraged, or whose debt is at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns; and

•

increasing our vulnerability to economic downturns and changing market conditions or preventing us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins.

We expect to pay our expenses and to pay the principal and interest on our outstanding debt with funds generated by our operations. Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovations and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all, the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

We expect the financing arrangements to be entered into in connection with the separation to contain restrictions and limitations that could significantly impact our ability to operate our business.

We expect the agreements governing the indebtedness that we will incur in connection with the separation will contain covenants that, among other things, will limit our ability and/or one or more of our subsidiaries to dispose of assets, to incur additional indebtedness, to incur guarantee obligations, to pay dividends, to create liens on assets, to enter into sale and leaseback transactions, to make investments (including joint ventures), loans or advances, to engage in mergers, consolidations or sales of all or substantially all of their respective assets, to change the business conducted by us or engage in certain transactions with affiliates.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in its debt agreements. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason it is unable to comply with these agreements or that it will be able to refinance our debt on terms acceptable to it, or at all.

Although the terms of the debt agreements have not been finalized and are subject to changes that may be material, we expect that restrictions in our debt agreements may prevent us from taking actions that would be in the best interest of our business, and may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We expect that our debt agreements may include restrictions such as:

•	restrictions on acquisitions, which may limit our ability to make attractive acquisitions;

•	restrictions on investments, which may prevent us from investing in other companies or entering into joint ventures;

•	restrictions on guarantees, which may prevent us from providing commercially desirable credit support to suppliers, customers or other business partners; and

•	restrictions on incurrence of additional debt, which may further restrict our ability to make acquisitions or investments or to otherwise expand our business.

We cannot assure you that we will be able to generate sufficient cash flow needed to service our indebtedness.

Our ability to make scheduled payments on the expected indebtedness and to fund planned capital expenditures will depend on our ability and that of our subsidiaries to generate cash flow in the future. Our future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In the event that the debt needs to be refinanced, we cannot assure you that we will be able to do so or obtain additional financing. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service this debt and fund our other liquidity needs.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or seek to obtain additional equity capital, or refinance indebtedness or obtain additional financing. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of this anticipated debt and there can be no assurance that any of, or a combination of, such alternative measures would provide us with sufficient cash flows. In addition, such alternative measures could have an adverse effect on our business, financial condition and results of operations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our anticipated debt service and other obligations or otherwise risk default under the agreements governing our anticipated indebtedness.

Factors That May Affect Future Results of Operations

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

Although approved by the U.S. Food and Drug Association, or the FDA, for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. For the six months ended June 30, 2007, total Abraxane® revenue was $149.6 million, including $18.2 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. For the year ended December 31, 2006, total Abraxane® revenue was $174.9 million, including $18.2 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Abraxane® revenue represented approximately 30% and 23% of our total revenue for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. We anticipate that sales of Abraxane® will remain a significant portion of our total revenue over the next several years and pending completion of the proposed separation. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®. Our inability to successfully manufacture, market and commercialize Abraxane® could cause us to lose some of the investment we have made and will continue to make to commercialize this product.

If we are unable to develop and commercialize new products, our financial condition will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. With respect to our hospital-based operations, we currently have 26 ANDAs pending with the FDA and over 60 product candidates under development. As a result of the recent FDA warning letter with respect to our Melrose Park manufacturing facility, the FDA can recommend disapproval of any drug applications listing this facility as the manufacturer. However, we do not believe the FDA letter will adversely affect our anticipated product approvals, nor do we believe the FDA letter will adversely affect our business or financial condition. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

Our top ten products, including Abraxane ® , comprised approximately 65% and 56% of our total revenue for the six months ended June 30, 2007 and year ended December 31, 2006, respectively. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

All of the pharmaceutical products we make are sterile, injectable drugs. We also purchase some such products from other companies. Additionally, the process for manufacturing the nanometer-sized product Abraxane® is relatively new and unique. The manufacture of all our products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used, lost revenue, time and expense spent in investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. To the extent we experience problems in the production of our pharmaceutical products, this may be detrimental to our business, operating results and reputation. Additionally, we could incur additional costs if we fail to smoothly transfer products to our Puerto Rico manufacturing facility.

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

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Hospira, Inc., Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), SICOR Inc. (acquired by Teva Pharmaceuticals USA) and Mayne Pharma (acquired by Hospira, Inc.) and, in the future, increased competition from new, foreign competitors. Smaller and foreign companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol-Myers Squibb’s Taxol® and its generic equivalents, Sanofi-Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane® . Many of our competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than us. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

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

In April 2006, we entered into a credit agreement with a syndicate of banks for a $450 million three-year unsecured revolving credit facility, with a sub-limit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Among other things, the credit agreement restricts the payment of dividends by us, and restricts our ability to incur indebtedness and make advances or loans to third parties. In addition, our ability to borrow under this credit facility is subject to our ongoing compliance with certain financial and other covenants, such as minimum net worth, maximum funded debt to EBITDA ratio and maximum EBITDA to interest expense ratio. These operational and financial covenants could hinder our ability to finance future operations or capital needs or to pursue available business opportunities, including the possible purchase of additional facilities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under this credit facility. If a default occurs, the relevant lenders could elect to declare the outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable. Further, we may require additional capital in the future to expand business operations, acquire businesses or facilities, or replenish cash expended sooner than anticipated and such additional capital may not otherwise be available on satisfactory terms. We were in compliance with all covenants under the credit agreement as of June 30, 2007.

Our chief executive officer and entities affiliated with him own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of June 30, 2007, our chief executive officer and entities affiliated with him owned approximately 84% of our common stock, excluding treasury shares. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. Although these entities have executed a corporate governance and voting agreement in connection with the merger, that agreement will terminate by its terms no later than the 2007 annual stockholders’ meeting. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

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

We are currently involved in a patent infringement lawsuit with Élan Pharmaceutical Int’l Ltd. See Item 1—Legal Proceedings of this section above.

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
Lisa Gopalakrishnan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2007

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. and, with respect to specified matters, Patrick Soon-Shiong and certain other ABI shareholders (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on December 11, 2001)

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

3.3	Certificate of Merger of American BioScience, Inc. into American Pharmaceutical Partners, Inc., dated April 18, 2006 Bylaws of the Registrant (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.3	First Amended Registration Rights Agreement, dated as of June 1, 1998, between the Registrant and certain holders of the Registrant’s capital stock (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

4.4	Registration Rights Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

4.5	Corporate Governance and Voting Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and certain other ABI shareholders set forth therein (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001)

10.2	1997 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.3	2001 Stock Incentive Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005)

10.4	2001 Employee Stock Purchase Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.5	Lease Agreement dated December 4, 2000, between the Registrant and AMB Property II, L.P. (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.6	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.7	Description of Non-Employee Director Cash Compensation Program (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.8	Amended and Restated 2001 Non-Employee Director Option Program (Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

Exhibit Number	Description
10.9	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (Incorporated by reference to the Registrant’s Registration Statement file on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006)

10.10	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (Incorporated by reference to the Registrant’s Registration Statement file on Form S-8, file number 333-133364, filed with the Securities and Exchange Commission on April 18, 2006)

10.11	Escrow Agreement, dated April 18, 2006, by and among APP, Patrick Soon-Shiong and Fifth Third Bank (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.12	Credit Agreement, dated April 18, 2006, among the Registrant, Fifth Third Bank, Wachovia Bank and various lenders (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.13	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer, Inc. (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.14	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15*	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.16*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.17*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca LP. (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.20*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Registrant’s report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.21	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan (Incorporated by reference to Registrant’s report on Form 8-Q filed with the Securities and Exchange Commission on August 7, 2006)

10.22	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.23*	Aircraft Purchase and Sale Agreement (Incorporated by reference to Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.24	Retention Agreement, dated as of November 20, 2006, between the Registration and Thomas H. Silberg (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

Exhibit Number	Description
10.25	Retention Agreement, dated as of November 20, 2006, between the Registration and Frank Harmon (Incorporated by reference to Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

•	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.