Form 10-Q
period 2007-09-30
Abraxis BioScience, Inc.
filed 2007-11-09
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, the registrant had 166,627,168 shares of $0.001 par value common stock outstanding, including 6,705,116 shares held by the registrant in treasury.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$34,020	$39,297
Accounts receivable, less of allowances for doubtful accounts	97,594	84,684
Inventories	228,910	218,280
Prepaid expenses and other current assets	22,520	15,570
Deferred income taxes	85,222	27,168

Total current assets	468,266	384,999
Property, plant and equipment, net	274,508	217,819
Investment in Drug Source Company, LLC	8,440	5,504
Intangible assets, net of accumulated amortization	686,048	738,440
Goodwill	401,600	401,600
Other non-current assets, net of accumulated amortization	25,886	25,359

Total assets	$1,864,748	$1,773,721

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$73,144	$65,471
Accrued liabilities	86,980	61,428
Income taxes payable	5,711	80,054
Deferred revenue	39,225	39,225
Minimum royalties payable	25	1,017
Notes payable	—	72,248

Total current liabilities	205,085	319,443

Long-term debt	285,000	165,000
Deferred income taxes, non-current	131,895	90,776
Long-term portion of deferred revenue	128,753	158,135
Other non-current liabilities	6,447	7,006

Total liabilities	757,180	740,360
Stockholders’ equity:
Common stock - $0.001 par value; 350,000,000 shares authorized; 166,222,925 and 165,928,134 shares issued and outstanding in 2007 and 2006, respectively	167	166
Additional paid-in capital	1,131,551	1,085,196
Retained earnings	29,905	4,483
Accumulated other comprehensive income	3,686	1,257
Less treasury stock at cost, 6,705,116 common shares in both 2007 and 2006	(57,741)	(57,741)

Total stockholders’ equity	1,107,568	1,033,361

Total liabilities and stockholders’ equity	$1,864,748	$1,773,721

See accompanying notes to condensed consolidated financial statements

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net revenue	$240,970	$203,144	$695,675	$508,411
Cost of sales	96,604	85,413	264,368	211,170

Gross profit	144,366	117,731	431,307	297,241
Operating expenses:
Research and development	40,119	21,933	97,641	68,499
Selling, general and administrative	95,685	56,332	237,047	130,544
Amortization of merger related intagibles	13,509	13,508	40,527	24,766
Merger related in-process research and development charge	—	—	—	105,777
Other merger related costs	—	2,108	—	26,375
Separation related costs	2,357	—	7,760	—
Equity in net income of Drug Source Co., LLC	(629)	(1,242)	(2,300)	(2,025)

Total operating expenses	151,041	92,639	380,675	353,936

(Loss) income from operations	(6,675)	25,092	50,632	(56,695)
Interest income and other	1,047	1,047	2,373	3,387
Interest expense	(3,881)	(4,686)	(12,854)	(9,741)
Minority interests	—	—	—	(11,383)

(Loss) income before income taxes	(9,509)	21,453	40,151	(74,432)
(Benefit) provision for income taxes	(1,145)	7,896	14,314	914

Net (loss) income	$(8,364)	$13,557	$25,837	$(75,346)

(Loss) income per common share:
Basic	$(0.05)	$0.09	$0.16	$(0.47)

Diluted	$(0.05)	$0.08	$0.16	$(0.47)

The composition of stock-based compensation included above is as follows:
Cost of sales	$732	$986	$2,268	$2,500
Research and development	2,396	1,736	8,238	3,329
Selling, general and administrative	4,131	4,033	13,824	9,151
Other merger related costs	—	—	—	8,999

	$7,259	$6,755	$24,330	$23,979

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$25,837	(75,346)
Adjustments to reconcile net income (loss) to net cash (used in), provided by operating activities:
Depreciation	21,642	13,958
Amortization	584	1,216
Amortization of product rights	12,330	4,110
Amortization of merger related inventory step-up	—	12,480
Amortization of merger related intangibles	40,527	24,766
Merger related in-process research and development charge	—	105,777
Stock-based compensation	24,330	23,979
Non-cash legal expense	14,763	—
Loss on disposal of property, plant and equipment	590	16
Excess tax benefit from stock-based compensation	(597)	(1,220)
Restricted stock grants/forfeitures	(2,267)	—
Deferred income taxes	(16,935)	(20,518)
Minority interest	—	11,383
Equity in net income of Drug Source Company, LLC, net of dividends received	(2,301)	(2,227)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,424)	23,770
Inventories	(11,265)	(32,119)
Prepaid expenses and other current assets	(6,949)	(15,793)
Non-current receivables from related parties	—	214
Deferred revenue	(29,382)	188,800
Minimum royalties payable	(992)	(13)
Amounts due to officer/stockholder	—	(1,255)
Other non-current liabilities	(314)	(311)
Income taxes payable	(74,343)	(5,884)
Accounts payable and accrued expenses	33,448	38,736

Net cash provided by operating activities	10,282	294,519

Cash flows from investing activities:
Purchases of property, plant and equipment	(76,290)	(87,101)
Purchase of other non-current assets	(1,505)	(2,232)
Purchase of product rights	—	(328,797)
Net sale of short-term investments	—	54,306

Net cash used in investing activities	(77,795)	(363,824)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,634	7,155
Proceeds from issuance of debt	356,000	204,500
Proceeds from the sale of stock under employee retirement and stock purchase plans	3,797	3,274
Notes payable	(66,735)	70,910
Excess tax benefit from stock-based compensation	597	1,220
Repayment of borrowings	(236,000)	(214,000)
Payment of deferred financing costs	(369)	(1,704)
Purchase of treasury stock	—	(1,467)

Net cash provided by financing activities	59,924	69,888

Effect of exchange rates on cash	2,312	1,313

Net (decrease) increase in cash and cash equivalents	(5,277)	1,896
Cash and cash equivalents, at beginning of period	39,297	28,818

Cash and cash equivalents, at end of period	$34,020	$30,714

See notes to condensed consolidated financial statements

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for other future periods. The balance sheet information at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

On April 18, 2006, we, Abraxis BioScience, Inc., or Abraxis, formerly known as American Pharmaceutical Partners, Inc., or APP, completed a merger with American BioScience, Inc., or ABI, our former parent. On April 18, 2006, in connection with the closing of that merger, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include our assets, liabilities and results of operations and those of our wholly owned subsidiaries, Pharmaceutical Partners of Canada, Inc., Abraxis BioScience Manufacturing, LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiaries, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the accompanying condensed consolidated financial statements were reclassified to conform to current period presentation, including the reclassification of $52 million of current deferred tax assets to reduction in non-current deferred tax liability.

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the three and nine months ended September 30, 2007 was $0.6 million and $2.3 million, respectively, compared to $1.2 million and $2.0 million, respectively in the comparable periods of 2006. Ending inventory included raw material purchased from Drug Source Company of $7.0 million at September 30, 2007 and $4.0 million at December 31, 2006, net of intercompany profit of $1.1 million and $0.4 million, respectively.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We often enter into agreements for research and development goods and service. As such, we are evaluating the impact that the adoption of EITF 07-3 will have on our consolidated financial statements.

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

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares used for the basic calculations plus potentially dilutive shares for the portion of the year that the shares were outstanding, unless the impact is anti-dilutive. Potentially dilutive common shares resulted from outstanding stock options and restricted stock awards. Calculations of basic and diluted income (loss) per common share information are based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Basic and dilutive numerator:
Net (loss) income	$(8,364)	$13,557	$25,837	$(75,346)

Denominator:
Weighted average common shares
outstanding - basic	159,458	159,002	159,495	158,755
Net effect of dilutive securities:
Stock options and restricted stock awards	—	966	1,164	—

Weighted average common shares
outstanding - diluted	159,458	159,968	160,659	158,755

(Loss) income per common share - basic	$(0.05)	$0.09	$0.16	$(0.47)

(Loss) income per common share - diluted	$(0.05)	$0.08	$0.16	$(0.47)

For the three and nine months ended September 30, 2007 and 2006, employee stock options for which the exercise price exceeded the average market price of our common stock in the respective periods were excluded from the computation of diluted income per common share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Number of shares excluded	3,407	2,252	2,198	2,661
Range of exercise prices per share	$2.00-$56.02	$23.82 -$56.02	$22.83-$56.02	$2.00 -$56.02

(3)	Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	September 30, 2007			December 31, 2006
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$66,874	—	$66,874	$55,248	$—	$55,248
Work in process	22,475	265	22,740	26,698	3,566	30,264
Raw materials	131,638	7,658	139,296	110,642	22,126	132,768

	$220,987	$7,923	$228,910	$192,588	$25,692	$218,280

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

At September 30, 2007 and December 31, 2006, inventory included $7.9 and $25.7 million, respectively, in cost relating to products pending FDA or European approval at our Grand Island and Melrose Park facilities. Included in the amount pending approval at September 30, 2007 was $7.5 million of hospital-based products pending FDA approval and $0.4 million in Abraxane® related products. Included in the amount pending approval at December 31, 2006 were $17.7 million of paclitaxel (whole plant), and $2.6 million in other Abraxane® related products at our Grand Island facility. Paclitaxel (whole plant) was approved for use in our Melrose Park facility as of December 21, 2006. Our Grand Island facility received FDA approval for paclitaxel (whole plant) in September 2007.

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

(4)	Separation

On July 2, 2007, we announced that our board of directors approved a plan to separate into two independent publicly-traded companies, one holding the Abraxis Pharmaceutical Products business, which focuses primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and the other holding the Abraxis Oncology and Abraxis Research businesses, which focus primarily on our internally developed proprietary product, Abraxane® , and our proprietary product candidates (which we refer to as the “proprietary business”). We refer to the proprietary business following the separation as “New Abraxis,” which will change its name to Abraxis BioScience, Inc. We will continue to operate the hospital-based business (which we refer to as “New APP” following the separation) under the name APP Pharmaceuticals, Inc. Following the separation, stockholders as of the record date will be entitled to receive shares of both New Abraxis and New APP in connection with the separation.

New APP and New Abraxis expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax allocation agreement, a manufacturing agreement and various real estate leases. The transaction, which is expected to close in the fourth quarter of 2007, is subject to obtaining a favorable private letter ruling from the Internal Revenue Service and an opinion from tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation. We received the private letter ruling from the Internal Revenue Service on October 5, 2007. Consummation of the separation is also subject to certain other conditions. Approval by our stockholders is not required as a condition to the consummation of the proposed separation.

Also, in connection with the separation, it is anticipated that we and/or one or more of our subsidiaries will incur approximately $1.0 billion of indebtedness and, in addition, will enter into a $150 million revolving credit facility. Approximately $265 million of the proceeds of this indebtedness will be used to repay in full our existing revolving credit facility; approximately $20 million will be used to pay fees and expenses related to the debt financing; and approximately $715 million will be contributed to New Abraxis. New APP will be solely responsible for servicing the debt following the transactions.

The separation is scheduled to close on November 13, 2007.

(5)	Acquisitions and Other Transactions

Acquisition of Puerto Rico Manufacturing Facility

In February, 2007, we completed the acquisition of the Pfizer Inc. Cruce Davila manufacturing facility in Barceloneta, Puerto Rico for $32.5 million in cash. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU- and US-compliant injectable pharmaceuticals, as well as protein-based biologics and metered-dosed inhalers. In addition, the acquisition included a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant, and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. Under the terms of the agreement, we leased the active pharmaceuticals ingredients plant back to Pfizer. Commercial operations began at this site in the fourth quarter of 2007 following completion of an FDA inspection. The acquisition was accounted for as an asset purchase, and the purchase price was allocated based upon independent fair values of the acquired assets.

Cenomed Joint Venture

In April 2007, we formed a joint venture with Cenomed, Inc. to create Cenomed BioSciences, LLC. This venture is designed to further the research and development of novel drugs that interact with the central nervous system focused on psychiatric and neurological diseases, including the treatment of schizophrenia, neuroprotection, mild cognitive impairment and memory/attention impairment associated with aging, attention deficit hyperactivity disorder and pain. We hold a 70% membership interest in the joint venture. We made an initial contribution of $0.5 million to the joint venture and will help to fund further development of these drugs. Cenomed BioSciences, LLC is consolidated in our condensed consolidated financial statements.

Exclusive License of Intellectual Property Portfolio

In May 2007, we entered into an agreement with the University of Southern California (USC) that provides us with the exclusive worldwide development and commercialization rights for an intellectual property portfolio of diagnostic protein biomarkers for therapy response, therapy toxicity and disease recurrence in colorectal cancers (CRCs).

Biocon Agreements

In June 2007, we entered into an agreement with Biocon Limited under which we licensed the right to develop and commercialize a biosimilar version of G-CSF (granulocyte-colony stimulating factor) in North America and the European Union. G-CSF is an haematopoietic growth factor that works by encouraging the bone marrow to produce white blood cells. Therapeutic G-CSF is primarily used for the treatment of neutropenia, the lowering of the white blood cells that fight infections. Biocon has received regulatory approval from the Indian DCGI for its G-CSF product for the treatment of neutropenia in cancer patients. Under the terms of the agreement, we paid Biocon a $7.5 million licensing fee and, following regulatory approval in the licensed territories, we will pay royalties to Biocon based on a percentage of net sales under the agreement.

In June 2007, we also entered into an agreement with Biocon Limited under which we granted Biocon the right to market and sell Abraxane® in India, Pakistan, Bangladesh, Sri Lanka, United Arab Emirates, Saudi Arabia, Kuwait and certain other South Asian and Persian Gulf countries. We will receive payments from Biocon based on the higher of a percentage of net sales or a specified profit split under the license agreement. In October 2007, we received regulatory approval from India’s Drug Controller General to market Abraxane® for the treatment of metastic breast cancer in India. Commercial introduction of Abraxane® in the Indian market is expected in 2008 following completion of appropriate importation certifications.

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

California NanoSystems Institute

In July 2007, we entered into a research collaboration agreement with the California NanoSystems Institute, or CNSI, at UCLA under which the parties agreed to collaborate on early research in nanobiotechnology for the advancement of new technologies in medicine. Under the agreement, we agreed to contribute $5 million over five years to fund collaborative projects in the new CNSI building at UCLA. At the end of the five-year term, we will evaluate a second five-year period with similar terms. The partnership provides CNSI and our researchers the opportunity to jointly pursue innovative approaches to the diagnosis and treatment of life-threatening diseases, leveraging the complementary resources and skills of both organizations.

(6)	Accrued Liabilities

Accrued liabilities consist of the following at:

	September 30, 2007	December 31, 2006
	(in thousands)
Sales and marketing	$32,227	$26,876
Payroll and employee benefits	31,331	27,417
Legal and insurance	18,091	2,045
Other	5,331	5,090

	$86,980	$61,428

Additionally, non-recurring legal expense of $23.8 million is accounted for in selling, general and administrative expense in the current quarter.

(7)	Income Taxes

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

As of the nine months ended September 30, 2007, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $2.7 million. This entire amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes.

Our effective tax rate for the three and nine months ended September 30, 2007 was 12.0% and 35.7%, respectively. Our tax rate during the nine month period ended September 30, 2007 was favorably impacted by a $1.1 million net reduction of reserves relating to FIN 48 due to closure of IRS examinations for the 2004 and 2005 tax years. Excluding the impact of the FIN 48 adjustment, our effective tax rate for the three and nine months ended September 30, 2007 would have been 18.8% and 38.3%, respectively.

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

The Illinois Department of Revenue has commenced an audit of the Combined Unitary Tax Returns for tax years 2003 through 2005. The previous Illinois audit for tax years 2000, 2001 and 2002 resulted in a refund of approximately $1.0 million. In addition, we received notice of intent to examine income tax returns from California (tax years 2004-2006), Massachusetts (2005-2006) and North Carolina (2003-2006). The California and Massachusetts audits began in the fourth quarter of 2007, and the North Carolina audit is expected to being in the first quarter of 2008. There are no other open federal, state or foreign government income tax audits at this time.

(8)	Comprehensive (loss) income

Elements of comprehensive (loss) income, net of income taxes, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Foreign currency translation adjustments	$1,303	$652	$2,388	$1,313
Unrealized (loss) gain on marketable equity securities	(107)	(1,146)	41	(1,546)

Other comprehensive gain, net of tax and minority interests	1,196	(494)	2,429	(233)
Net (loss) income	(8,364)	13,557	25,837	(75,346)

Comprehensive (loss) income	$(7,168)	$13,063	$28,266	$(75,579)

At September 30, 2007 and 2006, we had cumulative foreign currency translation gain adjustments of $3.1 million and $1.3 million, respectively. In addition, at September 30, 2007 and 2006, we had cumulative unrealized gains on marketable equity securities of $0.6 million and $0.1 million, respectively.

(9)	Contingencies

Litigation

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and our Chief Executive Officer. In the arbitration, this individual asserted that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual sought various forms of relief, including monetary damages and equity interests in our common stock. In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County, Illinois relating to the 2006 merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. The complaint sought $12 million in damages. In July 2007, the Court dismissed this action on the grounds of forum non-conveniens. In September 2007, this same individual filed a substantially identical action in Los Angeles Superior Court, County of Los Angeles. The parties entered into a settlement agreement and release in October 2007 with respect to all disputes between the parties. Pursuant to the indemnification provisions of the definitive agreements for the merger between us and ABI, the former ABI shareholders indemnified us for approximately two-thirds of the obligations under the settlement agreement and the amount is recorded as a non-cash legal expense in our condensed financial statements.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the 2006 merger between us and ABI. We were a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s stockholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants.

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

We record accruals for contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. As of September 30, 2007, $10.9 million remained accrued for litigation matters described above. We cannot otherwise reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for the remaining contingencies, nor is it possible to accurately predict or determine the eventual outcome of these matters. These assessments involve complex judgments about future events and rely on estimates and assumptions. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our results of operations.

Regulatory Matters

We are subject to regulatory oversight by the United States Food and Drug Administration and other regulatory authorities with respect to the development, manufacturing and marketing of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with regulatory requirements.

In late December 2006, we received a warning letter from the FDA regarding our Melrose Park facility following a periodic review of the facility earlier in the year. The FDA completed its re-inspection of the facility in September 2007. Based on that re-inspection, in October 2007, the FDA informed us that it had satisfactorily resolved the issues associated with the warning letter and began approving our pending product applications at that facility.

(10)	Segment Information

Abraxis BioScience is comprised of Abraxis Pharmaceutical Products, Abraxis Oncology and Abraxis Research. Beginning in the fourth quarter of 2006, we re-aligned our segment presentation to better reflect how the business is managed. We operate in two business segments: Abraxis BioScience (ABI) representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary product Abraxane and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care, and anti-infectives, and markets our proprietary anesthetic/analgesic products. Prior period’s segment information has been reclassified to conform to the current period presentation. Information regarding these two segments is summarized below.

General and administrative costs, which consist of executive management, accounting and finance, human resources, information technology, investor relations, legal and business development, are not allocated to the individual segments. Information regarding these two segments, which operate primarily in North America, is summarized below:

	Segment		Unallocated Costs (1)	Total
	APP	ABI
	(in thousands)
Three months ended September 30, 2007
Hospital-based products	$153,179	$451	$—	$153,630
Abraxane revenue	—	86,368	—	86,368
Research revenue and other	—	972	—	972

Total revenue	153,179	87,791	—	240,970
Cost of sales	80,295	11,468	4,841	96,604

Gross profit	72,884	76,323	(4,841)	144,366
Percent to total revenue	47.6%	86.9%		59.9%
Operating expenses:
Research and development	10,630	27,093	2,396	40,119
Selling and marketing	4,334	35,657	—	39,991
Equity income in Drug Source Company	—	(629)	—	(629)

Total operating expenses	14,964	62,121	2,396	79,481

Pretax segment operating income (loss)(2)	$57,920	$14,202	$(7,237)	$64,885

Percent to total revenue	37.8%	16.2%		26.9%
Depreciation and amortization	$2,088	$4,201	$19,902	$26,191
Capital expenditures	$16,083	$7,908	$187	$24,178
Long lived assets	$798,907	$528,176	$69,398	$1,396,481

Three months ended September 30, 2006
Hospital-based products	$149,768	283	$—	$150,051
Abraxane revenue	—	52,320	—	52,320
Research revenue	—	773	—	773

Total revenue	149,768	53,376	—	203,144
Cost of sales	67,886	7,751	9,776	85,413

Gross profit	81,882	45,625	(9,776)	117,731
Percent to total revenue	54.7%	85.5%		58.0%
Operating expenses:
Research and development	7,934	12,263	1,736	21,933
Selling and marketing	3,482	29,956	—	33,438
Equity income in Drug Source Company	—	(1,242)	—	(1,242)

Total operating expenses	11,416	40,977	1,736	54,129

Pretax segment operating income (loss)(2)	$70,466	$4,648	$(11,512)	$63,602

Percent to total revenue	47.1%	8.7%		31.3%
Depreciation and amortization	$2,625	$763	$24,205	$27,593
Capital expenditures	$6,694	$1,748	$47,151	$55,593
Long lived assets	$777,460	$535,809	$87,288	$1,400,557

	Segment		Unallocated Costs (1)	Total
	APP	ABI
	(in thousands)
Nine months ended September 30, 2007
Hospital-based products	$452,773	$1,366	$—	$454,139
Abraxane revenue	—	235,919	—	235,919
Research revenue and other	—	5,617	—	5,617

Total revenue	452,773	242,902	—	695,675
Cost of sales	224,674	25,098	14,596	264,368

Gross profit	228,099	217,804	(14,596)	431,307
Percent to total revenue	50.4%	89.7%		62.0%
Operating expenses:
Research and development	33,705	55,698	8,238	97,641
Selling and marketing	12,106	103,757	—	115,863
Equity income in Drug Source Company	—	(2,300)	—	(2,300)

Total operating expenses	45,811	157,155	8,238	211,204

Pretax segment operating income (loss)(2)	$182,288	$60,649	$(22,834)	$220,103

Percent to total revenue	40.3%	25.0%		31.6%
Depreciation and amortization	$3,996	$11,548	$59,539	$75,083
Capital expenditures	$56,605	$18,263	$1,306	$76,176
Long lived assets	$798,907	$528,176	$69,398	$1,396,481

Nine months ended September 30, 2006
Hospital-based products	$383,495	$777	$—	$384,272
Abraxane revenue	—	118,763	—	118,763
Research revenue and other	—	5,376	—	5,376

Total revenue	383,495	124,916	—	508,411
Cost of sales	173,998	18,082	19,090	211,170

Gross profit	209,497	106,834	(19,090)	297,241
Percent to total revenue	54.6%	85.5%		58.5%
Operating expenses:
Research and development	17,853	47,317	3,329	68,499
Selling and marketing	10,597	58,491	—	69,088
Equity income in Drug Source Company	—	(2,025)	—	(2,025)

Total operating expenses	28,450	103,783	3,329	135,562

Pretax segment operating income (loss)(2)	$181,047	$3,051	$(22,419)	$161,679

Percent to total revenue	47.2%	2.4%		31.8%
Depreciation and amortization	$3,169	$7,611	$45,750	$56,530
Capital expenditures	$17,514	$4,804	$64,783	$87,101
Long lived assets	$777,460	$535,809	$87,288	$1,400,557

(1)	Segment costs not allocated for the three months ended September 30, 2007 included $4.1 million of purchase price amortization for acquired products and $0.7 million of stock compensation expense, both included in cost of sales, and $2.4 million of stock compensation expense included in research and development. For the three months ended September 30, 2006, $4.1 million of purchase price amortization for acquired products, $4.7 million of inventory step-up amortization and $1.0 million of stock compensation expense was not allocated in cost of sales and $1.7 million of stock compensation expense was not allocated to research and development. Segment costs not allocated for the nine months ended September 30, 2007 included $12.3 million of purchase price amortization for acquired products and $2.3 million of stock compensation expense, both included in cost of sales, and $8.2 million of stock compensation expense included in research and development. For the nine months ended September 30, 2006, $12.5 million of inventory setup amortization, $4.1 million of purchase price amortization for acquired products and $2.5 million of stock compensation expense was not allocated in cost of sales and $3.3 million of stock compensation expense was not allocated to research and development. Additionally, depreciation and amortization expense, capital expenditures and long lived assets related to corporate activities were not allocated to the segments.

(2)	General and administrative expense, merger related costs and amortization, interest income and other, interest expense, minority interest and income tax expense were not allocated to the segments.

Following is a reconciliation of pretax segment operating income as reported above to net (loss) income as reported in our condensed consolidated statement of operations.

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Segment operating income (loss) from above:
APP segment	$57,920	$70,466	$182,288	$181,047
ABI segment	14,202	4,648	60,649	3,051
Segment costs not allocated	(7,237)	(11,512)	(22,834)	(22,419)

	64,885	63,602	220,103	161,679
General and administrative expense	(55,694)	(22,894)	(121,184)	(61,456)
Amortization of merger related intangibles	(13,509)	(13,508)	(40,527)	(24,766)
Merger related in-process research and development	—	—	—	(105,777)
Other merger related costs	—	(2,108)	—	(26,375)
Separation related costs	(2,357)	—	(7,760)	—

Income (loss) from operations	(6,675)	25,092	50,632	(56,695)
Interest income and other	1,047	1,047	2,373	3,387
Interest expense	(3,881)	(4,686)	(12,854)	(9,741)
Minority interests	—	—	—	(11,383)
Benefit (provision) for income taxes	1,145	(7,896)	(14,314)	(914)

Net (loss) income	$(8,364)	$13,557	$25,837	$(75,346)

(11)	Total Revenue By Product Line

Total revenues by product line were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hospital-Based Products
Critical Care	$91,747	$86,374	$266,935	$179,626
Anti-infective	43,032	50,662	133,561	157,290
Oncology	14,073	10,786	39,927	40,932
Contract manufacturing	4,778	2,229	13,716	6,424

Total hospital-based revenue	153,630	150,051	454,139	384,272
Abraxane®	86,368	52,320	235,919	118,763
Research revenue	972	773	5,617	5,376

Total revenue	$240,970	$203,144	$695,675	$508,411

Critical care products included $44.2 million, $41.0 million, $124.3 million and $41.0 million in revenue for anesthetic/analgesic products for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane ® and our proprietary anesthetic/analgesic products;

•	the amount and timing of costs associated with Abraxane ® ;

•	the actual results achieved in further clinical trials of Abraxane ® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the impact of any adverse litigation;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

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

Additionally, there are several factors and assumptions that could affect our plan to separate into two independent publicly-traded companies and cause actual results to differ materially from those expressed in our forward looking statements:

•	increased demands on our management team as a result of the proposed separation; and

•	our ability to satisfy certain conditions precedent.

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

Background

Abraxis BioScience, Inc., formerly known as American Pharmaceutical Partners, Inc., or APP, is an integrated global biopharmaceutical company dedicated to meeting the needs of critically ill patients. We develop, manufacture and market one of the broadest portfolios of injectable products and leverage revolutionary technology such as our nab ™ platform to discover and deliver breakthrough therapeutics that transform the treatment of cancer and other life-threatening diseases. The first FDA approved product to use this nab ™ platform, Abraxane®, was launched in 2005 for the treatment of metastatic breast cancer. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective, anesthetic/analgesic and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

We are a Delaware corporation that was formed in 2001 as successor to a California corporation formed in 1996. On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI. In connection with the closing of that merger, our certificate of incorporation was amended to change our name from American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc.

The unaudited condensed consolidated financial statements include our assets, liabilities and results of operations and those of our wholly owned subsidiaries, Pharmaceutical Partners of Canada, Inc., Abraxis BioScience Manufacturing, LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as our majority-owned subsidiaries, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC, and our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the accompanying condensed consolidated financial statements were reclassified to conform to current period presentation, including the reclassification of $52 million of current deferred tax assets to reduction in non-current deferred tax liability.

We operate in two business segments: Abraxis BioScience (ABI), representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary product, Abraxane®, and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolios of injectable drugs, including oncology, critical care, anti-infectives, and markets our proprietary anesthetic/analgesic products. Comparative segment revenues and related financial information for the three and nine months ended September 30, 2007 and 2006 are presented in “Note 10, Segment Information” to our unaudited condensed consolidated financial statements.

Separation

On July 2, 2007, we announced that our board of directors approved a plan to separate into two independent publicly-traded companies, one holding the Abraxis Pharmaceutical Products business, which focuses primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and the other holding the Abraxis Oncology and Abraxis Research businesses, which focus primarily on our internally developed proprietary product, Abraxane®, and our proprietary product candidates (which we refer to as the “proprietary business”). We refer to the proprietary business following the separation as “New Abraxis,” which will change its name to Abraxis BioScience, Inc. We will continue to operate the hospital-based business (which we refer to as “New APP” following the separation) under the name APP Pharmaceuticals, Inc. following the separation the stockholders as of the record date will be entitled to receive shares of both New Abraxis and New APP in connection with the separation.

New APP and New Abraxis expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax allocation agreement, a manufacturing agreement and various real estate leases. The transaction, which is expected to close in the fourth quarter of 2007, is subject to obtaining a favorable private letter ruling from the Internal Revenue Service and an opinion from tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation. We received the private letter ruling from the Internal Revenue Service on October 5, 2007. Consummation of the separation is also subject to certain other conditions. Approval by our stockholders is not required as a condition to the consummation of the proposed separation.

Also, in connection with the separation, it is anticipated that we and/or one or more of our subsidiaries will incur approximately $1.0 billion of indebtedness and, in addition, will enter into a $150 million revolving credit facility. Approximately $265 million of the proceeds of this indebtedness will be used to repay in full our existing revolving credit facility; approximately $20 million will be used to pay fees and expenses related to the debt financing; and approximately $715 million will be contributed to New Abraxis. New APP will be solely responsible for servicing the debt following the transactions.

The transaction is scheduled to close on November 13, 2007.

Recent Developments

Exclusive License of Intellectual Property Portfolio

In July 2007, we entered into an agreement with the University of Southern California (USC) that provides us with the exclusive worldwide development and commercialization rights for an intellectual property portfolio of diagnostic protein biomarkers for therapy response, therapy toxicity and disease recurrence in colorectal cancers (CRCs). The intellectual property licensed is based on USC research by Associate Professor of Medicine Heinz-Joseph Lenz and colleagues.

Biocon Agreements

In June 2007, we entered into an agreement with Biocon Limited under which we licensed the right to develop and commercialize a biosimilar version of G-CSF (granulocyte-colony stimulating factor) in North America and the European Union. G-CSF is an haematopoietic growth factor that works by encouraging the bone marrow to produce more white blood cells. Therapeutic G-CSF is primarily used for the treatment of neutropenia, the lowering of the white blood cells that fight infections. Biocon has received regulatory approval from the Indian DCGI for the treatment of neutropenia in cancer patients. Under the terms of the agreement, we paid Biocon a $7.5 million licensing fee upon achieving the only milestone under the agreement and, following regulatory approval in the licensed territories, we will pay royalties to Biocon based on a percentage of net sales under the agreement.

In June 2007, we also entered into an agreement with Biocon Limited under which we granted Biocon the right to market and sell Abraxane® in India, Pakistan, Bangladesh, Sri Lanka, United Arab Emirates, Saudi Arabia, Kuwait and certain other South Asian and Persian Gulf countries. We will receive payments from Biocon based on the higher of a percentage of net sales or a specified profit split under the license agreement. In October 2007, we received regulatory approval from India’s Drug Controller General to market Abraxane® for the treatment of metastic breast cancer in India. Commercial introduction of Abraxane® in the Indian market is expected in 2008 following completion of appropriate importation certifications.

Acquisition of Manufacturing Facility in Phoenix, Arizona

In July 2007, we acquired Watson Pharmaceuticals, Inc.’s sterile injectable manufacturing facility in Phoenix, Arizona. This fully-equipped facility, comprising approximately 200,000 square feet, includes manufacturing as well as chemistry and microbiology laboratories and has the ability to manufacture lyophilized powders, suspension products, and aqueous and oil solutions. In connection with the acquisition, we have agreed to contract manufacture certain products for and on behalf of Watson for a specified period of time.

California NanoSystems Institute

In July 2007, we entered into a research collaboration agreement with the California NanoSystems Institute, or “CNSI”, at UCLA under which the parties agreed to collaborate on early research in nanobiotechnology for the advancement of new technologies in medicine. Under the agreement, we agreed to contribute $5 million over five years to fund collaborative projects in the new CNSI building at UCLA. At the end of the five-year term, we will evaluate a second five-year period with similar terms.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and September 30, 2006

The following table sets forth the results of our operations for each of the three months ended September 30, 2007 and 2006, and forms the basis for the following discussion of our operating activities:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Change Favorable (Unfavorable)
	2007	2006	$	%
Hospital-based products
Critical care	$91,747	$86,374	$5,373	6.2%
Anti-infective	43,032	50,662	(7,630)	-15.1%
Oncology	14,073	10,786	3,287	30.5%
Contract manufacturing	4,778	2,229	2,549	114.4%

Total hospital-based revenue	153,630	150,051	3,579	2.4%
Abraxane®	86,368	52,320	34,048	65.1%
Research revenue	972	773	199	25.7%

Total revenue	240,970	203,144	37,826	18.6%
Cost of sales	96,604	85,413	(11,191)	-13.1%

Gross profit	144,366	117,731	26,635	22.6%

Percent to total revenue	59.9%	58.0%
Operating expenses:
Research and development	40,119	21,933	(18,186)	-82.9%
Selling, general and administrative	95,685	56,332	(39,353)	-69.9%
Amortization of merger related intangible assets	13,509	13,508	(1)	0.0%
Other merger related costs	—	2,108	2,108	100.0%
Separation related costs	2,357	—	(2,357)	—
Equity income in Drug Source Company	(629)	(1,242)	(613)	49.4%

Total operating expenses	151,041	92,639	(58,402)	-63.0%

Percent to total revenue	62.7%	45.6%
Income (loss) from operations	(6,675)	25,092	(31,767)	-126.6%
Percent to total revenue	-2.8%	12.4%
Interest income and other	1,047	1,047	—	0.0%
Interest expense	(3,881)	(4,686)	805	-17.2%

Income (loss) before income taxes	(9,509)	21,453	(30,962)	-144.3%
(Benefit) provision for income taxes	(1,145)	7,896	9,041	-114.5%

Net (loss) income	$(8,364)	$13,557	$(21,921)	-161.7%

Net (loss) income per share:
Basic	$(0.05)	$0.09

Diluted	$(0.05)	$0.08

Weighted average common shares outstanding:
Basic	159,458	159,002

Diluted	159,458	159,968

Total Revenue

Total revenue for the three months ended September 30, 2007 increased $37.8 million, or 18.6%, to $241.0 million as compared to the same 2006 quarter.

Abraxane® revenue for the three months ended September 30, 2007 increased $34.0 million to $86.4 million as compared to $52.3 million in the same quarter of 2006. The increase was primarily due to increased market penetration. The three months ended September 30, 2007 and 2006 each included $9.1 million of deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Excluding the recognition of previously deferred revenue for both periods, total Abraxane® revenue for the three months ended September 20, 2007 increased to $77.3 million, or 78.8%, from $43.2 million in the previous year’s comparable quarter.

Total revenue of our core hospital-based products, which excludes Abraxane ®, for the third quarter of 2007 increased $3.6 million, or 2.4%, to $153.6 million, versus $150.0 million for the same quarter of 2006. This increase was due primarily to product sales relating to the products acquired from AstraZeneca in June 2006. The 2.4% increase in total revenue from our core hospital-based products, which excludes Abraxane, over the prior year quarter was comprised of a 2.5% overall unit volume decrease offset by a 4.8% overall increase in unit prices. Third quarter 2007 sales of critical care products, which include the portfolio of products acquired from AstraZeneca, increased $5.4 million, or 6.2%, to $91.7 million as compared to the prior year third quarter. Net sales of anti-infective products in the third quarter of 2007 decreased $7.6 million, or 15.1%, to $43.0 million due mainly to our cephalosporin products, which were on backorder during the quarter due to the voluntary precautionary distribution hold we placed on product manufactured with certain materials. The required testing has been completed, all internal issues have been satisfactorily resolved and we resumed distribution of these products in August 2007. Net sales of oncology products, excluding Abraxane ®, in the third quarter of 2007 increased $3.3 million, or 30.5%, to $14.1 million primarily as a result of new product launches in 2006 and 2007 and favorable market conditions.

Research revenue for the third quarter of 2007 increased slightly to $1.0 million from $0.8 million in the prior year comparable quarter. Research revenue includes revenue generated from our licensing agreement for Abraxane in Japan with Taiho Pharmaceutical Co., Ltd.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $144.4 million, or 59.9% of total revenue, as compared to $117.7 million, or 58.0% of total revenue in the same quarter of 2006. The three-month periods ended September 30, 2007 and 2006 each included the recognition of $9.1 million of revenue previously deferred under the AstraZeneca co-promotion agreement, and a $4.1 million charge relating to the amortization of intangible product rights associated with the AstraZeneca product acquisition. Additionally, the three month period ending September 30, 2006 included $4.7 million of one-time charges related to the write-up of finished goods in the merger. Excluding the deferred revenue recognized as part of the co-promotion agreement, and non-cash items associated with the product acquisition, gross margin as a percentage of total revenue for the quarter ended September 30, 2007 was 60.5%. Excluding the non-cash items related to the merger and the AstraZeneca agreement, gross profit as a percentage of revenue was 59.9% for the three month period ending September 30, 2006. The increase over the same quarter of 2006 due primarily to product mix as Abraxane® represented a greater percentage of sales during the current quarter as compared to the prior year third quarter. Abraxane® sales, net of deferred revenue, represented 33.3% of consolidated net sales during the three months ended September 30, 2007 as compared to 22.3% for the third quarter of 2006. The favorable change in product mix was partially offset by costs associated with an extended line shutdown at our Melrose Park facility as part of our routine maintenance and higher costs associated with our cephalosporin production at our Grand Island facility.

Research and Development

Research and development expense for the three months ended September 30, 2007 increased $18.2 million, or 82.9%, to $40.1 million as compared to $21.9 million in the same quarter in 2006. The increase was due primarily to increased spending on biosimilar development, costs associated with the transfer of products to the Puerto Rico facility and expenses related to our newly acquired manufacturing facility in Phoenix, Arizona.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2007 increased $39.4 million to $95.7 million, or 39.7% of total revenue, from $56.3 million, or 27.7% of total revenue, for the same period in 2006. The increase was due primarily to non-recurring legal expense, increased Abraxane ® costs for commission expense to support the expanded revenue base, the expanded marketing activities relating to Abraxane ®, and costs associated with expected launch of Abraxane ® in the European Union. The increase in selling, general and administrative expense was partially offset by the cost sharing agreement between us and AstraZeneca pursuant to the co-promotion agreement.

Amortization, Merger Costs and Separation Costs

The three months ended September 30, 2007 and 2006 both included $13.5 million of merger related amortization, reflecting the merger between APP and ABI which occurred on April 18, 2006. The three months ended September 30, 2007 included $2.4 million in direct professional fees and transaction related costs relating to the proposed separation of our proprietary business while the three months ended September 30, 2006 included $2.1 million in direct merger and transactions costs relating to the merger between APP and ABI.

Other Income

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the three and nine months ended September 30, 2007 was $0.6 million compared to $1.2 million for the comparable period of 2006. Ending inventory included raw material purchased from Drug Source Company of $7.0 million at September 30, 2007 and $4.0 million at December 31, 2006.

Other Non-Operating Items

Interest income and other consists primarily of interest earned on invested cash the impact of foreign currency charges on intercompany trading accounts and other financing costs. Interest income was $1.0 million for both the three months ended September 30, 2007 and September 30, 2006.

Interest expense decreased to $3.9 million for the three months ended September 30, 2007 as compared to $4.7 million for the three months ended September 30, 2006. The decrease in interest expense was primarily the result of lower average debt levels and reduced interest expense related to the AstraZeneca note payable which was paid-off in the third quarter 2007.

Provision for Income Taxes

Our effective tax rate for the three month period ended September 30, 2007 was 12.0%. Our tax rate was favorably impacted by a $1.1 million net reduction of reserves relating to FIN 48 due to closure of IRS examinations for the 2004 and 2005 tax years. Excluding the impact of the FIN 48 adjustment, our effective tax rate for the three months ended September 30, 2007 would have been 18.8%.

Net Income (loss)

Net loss for the three months ended September 30, 2007 was $8.4 million as compared to net income of $13.6 million for the same period in 2006. Results were impacted by strong sales of Abraxane®, offset by increased research and development costs and selling, general and administrative expense, as well as our co-promotion with AstraZeneca.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 and September 30, 2006

The following table sets forth the results of our operations for each of the nine months ended September 30, 2007 and 2006, and forms the basis for the following discussion of our operating activities:

	Nine Months Ended September 30,		Change Favorable (Unfavorable)
	2007	2006	$	%
Hospital-based products
Critical care	$266,935	$179,626	$87,309	48.6%
Anti-infective	133,561	157,290	(23,729)	-15.1%
Oncology	39,927	40,932	(1,005)	-2.5%
Contract manufacturing	13,716	6,424	7,292	113.5%

Total hospital-based revenue	454,139	384,272	69,867	18.2%
Abraxane®	235,919	118,763	117,156	98.6%
Research revenue	5,617	5,376	241	4.5%

Total revenue	695,675	508,411	187,264	36.8%
Cost of sales	264,368	211,170	(53,198)	-25.2%

Gross profit	431,307	297,241	134,066	45.1%

Percent to total revenue	62.0%	58.5%
Operating expenses:
Research and development	97,641	68,499	(29,142)	-42.5%
Selling, general and administrative	237,047	130,544	(106,503)	-81.6%
Amortization of merger related intangible assets	40,527	24,766	(15,761)	-63.6%
Merger-related in-process research and development charge	—	105,777	105,777	100.0%
Other merger related costs	—	26,375	26,375	100.0%
Separation related costs	7,760	—	(7,760)	—
Equity income in Drug Source Company	(2,300)	(2,025)	275	-13.6%

Total operating expenses	380,675	353,936	(26,739)	-7.6%

Percent to total revenue	54.7%	69.6%
Income (loss) from operations	50,632	(56,695)	107,327	-189.3%
Percent to total revenue	7.3%	-11.2%		0.0%
Interest income and other	2,373	3,387	(1,014)	-29.9%
Interest expense	(12,854)	(9,741)	(3,113)	32.0%
Minority interests	—	(11,383)	11,383	-100.0%

Income (loss) before income taxes	40,151	(74,432)	114,583	-153.9%
Provision (benefit) for income tax	14,314	914	(13,400)	1466.1%

Net income (loss)	$25,837	$(75,346)	$101,183	-134.3%

Net income (loss) per share:
Basic	$0.16	$(0.47)

Diluted	$0.16	$(0.47)

Weighted average common shares outstanding:
Basic	159,495	158,755

Diluted	160,659	158,755

Total Revenue

Total revenue for the nine months ended September 30, 2007 increased $187.3 million, or 36.8%, to $695.7 million as compared to the same period of 2006.

Abraxane ® revenue for the nine months ended September 30, 2007 increased $117.1 million to $235.9 million as compared to $118.8 million in the same period of 2006. The increase was primarily due to increased market penetration and the inclusion of $27.3 million and $9.1 million of previously deferred revenue recognized in 2007 and 2006, respectively, relating to the co-promotion agreement with AstraZeneca in June 2006. Excluding the recognition of previously deferred revenue, total Abraxane ® revenue increased to $208.6 million for the nine months ended September 30, 2007, or 90.2%, from $109.7 million in the previous year’s period.

Total revenue of our core hospital-based products, which excludes Abraxane®, for the nine-month period ended September 30, 2007 increased $69.9 million, or 18.2%, to $454.1 million, versus $384.3 million for the same period of 2006. This increase was due primarily to sales relating to the products we acquired from AstraZeneca on June 28, 2006. The 18.2% increase in total revenue from our core hospital-based products, which excludes Abraxane, for the nine months ended September 30, 2007 over the prior year period was comprised of a 19% overall unit volume increase partially reduced by a 1% overall decrease in unit prices. Sales of critical care products for the nine months ended September 30, 2007 increased $87.3 million, or 48.6%, to $266.9 million as compared to the prior year comparable period due primarily to $123.8 million of net sales relating to the products we acquired from AstraZeneca on June 28, 2006. Net sales of anti-infective products for the nine months ended September 30, 2007 decreased $23.7 million, or 15.1%, to $133.6 million due mainly to our cephalosporin products, which were on backorder during portions of the period due to the voluntary precautionary distribution hold we placed on product manufactured with certain materials. The required testing has been completed, all internal issues have been satisfactorily resolved and we resumed distribution of these products in August 2007. Net sales of oncology products, excluding Abraxane®, for the nine months ended September 30, 2007 decreased $1.0 million, or 2.5%, to $39.9 million due to continued decreased demand for pamidronate as a result new competition in the market and market price pressure on several higher volume products.

Gross Profit

Gross profit for the nine months ended September 30, 2007 was $431.3 million, or 62.0% of total revenue, inclusive of the recognition of $27.3 million of revenue previously deferred under the AstraZeneca co-promotion agreement, and a $12.3 million charge relating to the amortization of intangible product rights associated with the AstraZeneca product purchase, as compared to $297.2 million, or 58.5% of total revenue, in the same period of 2006, inclusive of the recognition of $9.1 million of revenue previously deferred under the AstraZeneca co-promotion agreement, a $12.5 million charge related to the one-time write-up of finished goods associated with the merger, and a $4.1 million charge relating to the amortization of AstraZeneca intangible product rights. Excluding the deferred revenue recognized as part of the co-promotion agreement, and non-cash items associated with the AstraZeneca product acquisition, gross margin as a percentage of total revenue was 62.3% for the nine months ended September 30, 2007. Excluding the non-cash items related to the merger and the AstraZeneca agreement, gross profit as a percentage of revenue was 61.0% for the nine month period ending September 30, 2006. The increase over the same period of 2006 due primarily to product mix as Abraxane® represented a greater percentage of sales during the current period as compared to the prior year period. Abraxane® sales, net of deferred revenue, represented 31.2% of consolidated net sales during the first nine months of 2007 as compared to 22% for the comparable period of 2006.

Research and Development

Research and development expense for the nine months ended September 30, 2007 increased $29.1 million, or 42.5%, to $97.6 million as compared to $68.5 million in the same period in 2006. The increase was due primarily to expense associated with the transfer of products to our Puerto Rico facility, increased spending on biosimilar development, increased stock compensation associated with the RSU I and II plans and Abraxane ® scale-up toward EU-compliant production in our Grand Island facility. These costs were partially offset by lower research spending related to our Abraxis Research division due to the timing of clinical trial activity.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2007 increased $106.5 million to $237.0 million, or 34.1% of total revenue, from $130.5 million, or 25.7% of total revenue, for the same period in 2006. The increase was due primarily to non-recurring legal expense, additional Abraxane ® costs for commission expense relating to the co-promotion agreement with AstraZeneca, which went into effect on June 28, 2006, and the expanded marketing activities relating to Abraxane ®, cost associated with expected launch of Abraxane® in the European Union. The increase in selling, general and administrative expense was partially offset by the cost sharing agreement between us and AstraZeneca pursuant to the co-promotion agreement.

Amortization and Merger Costs

The nine months ended September 30, 2007 included $40.5 million of merger related amortization compared to approximately $24.8 million for the nine months ended September 30, 2006 reflecting the merger between APP and ABI on April 18, 2006. The nine months ended September 30, 2007 included $7.8 million in direct professional fees and transaction related costs relating to the proposed separation of our proprietary business while the nine months ended September 30, 2006 included $26.4 million in direct merger and transactions costs relating to the merger between APP and ABI. In addition, the nine months ended September 30, 2006 included a $105.8 million charge relating to the step up of in process research and development associated with the merger between APP and ABI.

Other Income

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry, including us. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source for the nine months ended September 30, 2007 and 2006 was $2.3 million, and $2.0 million, respectively. Ending inventory included raw material purchased from Drug Source Company of $7.0 million at September 30, 2007 and $4.0 million at December 31, 2006.

Other Non-Operating Items

Interest income and other consists primarily of interest earned on invested cash the impact of foreign currency charges on intercompany trading accounts and other financing costs. Interest income and other decreased to $2.4 million for the nine months ended September 30, 2007 from $3.4 million for the comparable period in 2006.

Interest expense increased to $12.9 million for the nine months ended September 30, 2007 as compared to $9.7 million for the nine months ended September 30, 2006. The increase in interest expense was primarily the result of higher average debt levels and interest expense related to the note payable due to AstraZeneca in June 2007.

Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of the merger between APP and ABI. Subsequent to the merger, no minority interests charges have been recorded. The nine-month period ended September 30, 2006 included a $11.4 million charge relating to minority interests.

Provision for Income Taxes

Our effective tax rate for the nine months ended September 30, 2007 was 35.7%. Our tax rate during this period was favorably impacted by a $1.1 million reduction of reserves relating to FIN 48 due to the closure of IRS examinations for the 2004 tax year. Excluding the impact of the FIN 48 adjustment, our effective rate would have been 38.3%. Prior to our merger with ABI, ABI and APP had filed separate, stand-alone federal income tax returns. As a result, ABI did not expect to realize the benefit of $17.9 million of net operating loss carry forwards. These net operating loss carry forwards are now available and were recognized in the second quarter of 2006 in connection with the closing of the merger. Excluding this $17.9 million benefit, the impact of minority interests and other merger related tax adjustments, our effective rate would have been 34% for the nine months ended September 30, 2006.

Segment Information

Abraxis BioScience is comprised of Abraxis Pharmaceutical Products, Abraxis Oncology and Abraxis Research. Beginning in the fourth quarter of 2006, we re-aligned our segment presentation to better reflect how the business is managed. We operate in two business segments: Abraxis BioScience (ABI) representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products (APP), representing the hospital-based operations. ABI focuses primarily on our internally developed proprietary product Abraxane and our proprietary product pipeline. APP manufactures and markets one of the broadest portfolio of injectable drugs, including oncology, critical care, and anti-infectives, and markets our proprietary anesthetic/analgesic products. Prior period’s segment information has been reclassified to conform to the current period presentation.

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

The following table sets forth the results of our pre-tax segment operations for the three and nine months ended September 30, 2007 and 2006, and forms the basis for the following discussion:

	Three Months Ended September 30,		Change favorable (unfavorable)
	2007	2006	$	%
	(unaudited, in thousands)
APP Segment
Total revenue	$153,179	$149,768	$3,411	2.3%
Cost of sales	80,295	67,886	(12,409)	-18.3%

Gross profit	72,884	81,882	(8,998)	-11.0%
Percent to total revenue	47.6%	54.7%
Operating expenses:
Research and development	10,630	7,934	(2,696)	-34.0%
Selling and marketing	4,334	3,482	(852)	-24.5%

Total operating expenses	14,964	11,416	(3,548)	-31.1%

Pre-tax segment operating income	$57,920	$70,466	$(12,546)	-17.8%

ABI Segment
Total revenue	$87,791	$53,376	$34,415	64.5%
Cost of sales	11,468	7,751	(3,717)	-48.0%

Gross profit	76,323	45,625	30,698	67.3%
Percent to total revenue	86.9%	85.5%
Operating expenses:
Research and development	27,093	12,263	(14,830)	-120.9%
Selling and marketing	35,657	29,956	(5,701)	-19.0%
Equity income in Drug Source Company	(629)	(1,242)	(613)	49.4%

Total operating expenses	62,121	40,977	(21,144)	-51.6%

Pre-tax segment operating income	$14,202	$4,648	$9,554	205.6%

APP Segment

The pre-tax operating income of the APP segment decreased $12.5 million, or 17.8%, to $57.9 million in the three months ended September 30, 2007 as compared to pre-tax operating income of $70.5 million in the comparable 2006 period. The decrease was primarily due to a $12.4 million increase in cost of sales primarily as a result of an extended line shutdown at our Melrose Park facility as part of our routine maintenance in the third quarter of 2007, higher costs associated with our cephalosporin production at our Grand Island facility, increased fuel costs, higher distribution costs related to expedited shipments to our customers, and increased utilization of climate controlled shipping relating to certain products, and product mix. These higher costs impacted our gross margin as a percentage of total revenue for the three months ended September 30, 2007, which was 47.6%, a decrease from the prior year’s period of 54.7%. Revenue for the three months ended September 30, 2007 as compared to the prior year period showed a modest increase to $153.2 million, or 2.3% greater than the prior year’s period of $149.8 million. Our increased research and development spending is a result of the transfer of products to our Puerto Rico facility. Commercial operations at the Puerto Rico facility began in the fourth quarter of 2007 following an FDA inspection. Selling and marketing expenses for the three months ended September 30, 2007 increased by $0.9 million supporting the increased revenue base. As a percentage of total revenue, selling and marketing expenses for the three months ended September 30, 2007 and 2006 were 2.8% and 2.3%, respectively.

ABI Segment

The pre-tax operating income of the ABI segment increased $9.6 million to $14.2 million for the three months ended September 30, 2007 as compared to pre-tax operating income of $4.6 million in the comparable 2006 period. Revenue increased $34.4 million, or 64.5%, to $87.8 million for the three months ended September 30, 2007 as compared to $53.4 million in the prior year period primarily due to increased market penetration. Both the three months ended September 30, 2007 and 2006 included the impact of the $9.1 million of deferred revenue recognized relating to the co-promotion agreement with AstraZeneca.

Research and development expense increased by $14.8 million, or 120.9%, for the three months ended September 30, 2007 to $27.1 million as compared to $12.3 million in the comparable 2006 period. The increase was primarily due to increased biosimilar development activities and costs associated with the start-up of our Phoenix, Arizona manufacturing facility.

Selling and marketing expense increased by $5.7 million for the three months ended September 30, 2007 to $35.7 million as compared to $30.0 million in prior year comparable period. The increase was due primarily to commission expense supporting the increased revenue base and the expanded marketing activities relating to Abraxane ® and cost associated with expected launch of Abraxane® in the European Union. The increase in selling and marketing expense was partially offset by the cost sharing arrangement in our co-promotion agreement with AstraZeneca.

The following table sets forth the results of our pre-tax segment operations for the nine months ended September 30, 2007 and 2006, and forms the basis for the following discussion:

	Nine Months Ended September 30,		Change favorable (unfavorable)
	2007	2006	$	%
	(unaudited, in thousands)
APP Segment
Total revenue	$452,773	$383,495	$69,278	18.1%
Cost of sales	224,674	173,998	(50,676)	-29.1%

Gross profit	228,099	209,497	18,602	8.9%
Percent to total revenue	50.4%	54.6%
Operating expenses:
Research and development	33,705	17,853	(15,852)	-88.8%
Selling and marketing	12,106	10,597	(1,509)	-14.2%

Total operating expenses	45,811	28,450	(17,361)	-61.0%

Pre-tax segment operating income	$182,288	$181,047	$1,241	0.7%

ABI Segment
Total revenue	$242,902	$124,916	$117,986	94.5%
Cost of sales	25,098	18,082	(7,016)	-38.8%

Gross profit	217,804	106,834	110,970	103.9%
Percent to total revenue	89.7%	85.5%
Operating expenses:
Research and development	55,698	47,317	(8,381)	-17.7%
Selling and marketing	103,757	58,491	(45,266)	-77.4%
Equity income in Drug Source Company	(2,300)	(2,025)	275	13.6%

Total operating expenses	157,155	103,783	(53,372)	-51.4%

Pre-tax segment operating income	$60,649	$3,051	$57,598	1,887.8%

APP Segment

The pre-tax operating income of the APP segment increased $1.2 million to $182.3 million for the nine months ended September 30, 2007 as compared to pre-tax operating income of $181.1 million for the comparable 2006 period. Total revenue for the nine months ended September 30, 2007 increased 18.1% to $452.8 million, versus $383.5 for the prior year period. Gross margin as a percentage of total revenue decreased to 50.4% for the nine months ended September 30, 2007, as compared to 54.6% in the prior year comparable period due to an extended line shutdown of our Melrose Park facility as part of routine maintenance in the third quarter of 2007, higher costs associated with our Cephalosporin Production at our Grand Island facility, increased fuel costs, higher distribution costs related to expedited shipments to our customers, and increased utilization of climate controlled shipping relating to certain products, and product mix. Margins were also impacted by lower volume and higher plant costs associated with the voluntary precautionary distribution hold we placed on our cephalosporin products manufactured with certain materials while addition testing was completed and product mix. The required testing of these products has completed, all internal issues have been satisfactorily resolved, and we resumed distribution of these products in August 2007. The increase in revenue and gross margin dollars were partially offset by higher research and development spending related to the transfer of products to our Puerto Rico facility. Commercial operations began at this facility in the fourth quarter of 2007 following completion of an FDA inspection. Selling and marketing expenses for the nine months ended September 30, 2007 increased $1.5 million supporting the increased revenue base. As a percentage of total revenue, selling and marketing expenses for the nine months ended September 30, 2007 and 2006 were 2.7% and 2.8%, respectively.

ABI Segment

The pre-tax operating income of the ABI segment increased $57.6 million to $60.6 million for the nine months ended September 30, 2007 as compared to $3.1 million in the comparable 2006 period. Revenue increased $118.0 million, or 94.5%, to $242.9 million for the nine months ended September 30, 2007 as compared to $124.9 million in the prior year period primarily due to increased market penetration and the inclusion of $27.3 million of previously deferred revenue recognized in the nine months ended September 30, 2007 compared to $9.1 million of previously deferred revenue recognized in the prior year period relating to the co-promotion agreement with AstraZeneca.

Research and development expense increased by 8.4 million, or 17.7%, for the nine months ended September 30, 2007 to $55.7 million as compared to $47.3 million for the comparable 2006 period. The increase was primarily due to increased spending in biosimilar development and costs associated with the start-up of our Phoenix, Arizona manufacturing facility, partially offset by decreased clinical trial spending as a result of the timing of Phase III clinical trials.

Selling and marketing expense for the nine months ended September 30, 2007 increased by $45.3 million to $103.8 million as compared to $58.5 million in prior year comparable period. The increase was due primarily to additional Abraxane® costs for commission expense relating to the co-promotion agreement with AstraZeneca, which went into effect on June 28, 2006, and the expanded marketing activities relating to Abraxane® and cost associated with expected launch of Abraxane® in the European Union. The increase in selling and marketing expense was partially offset by the cost sharing arrangement in our co-promotion agreement with AstraZeneca.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the nine months ended September 30, 2007 and 2006:

	September 30, 2007	December 31, 2006
	(unaudited, in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$34,020	$39,297

Working capital	$263,181	$65,556

Total assets	$1,864,748	$1,773,721

Total stockholders’ equity	$1,107,568	$1,033,361

	Nine Months Ended September 30,
	2007	2006
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$10,282	$294,519

Purchase of property, plant and equipment	$(76,290)	$(87,101)

Purchase of other non-current assets	$(1,505)	$(331,029)

Sale of short-term investments	$—	$54,306

Financing activities	$59,924	$69,888

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $10.3 million for the nine months ended September 30, 2007 as compared to cash provided by operations of $294.5 million for the same period in 2006. This $284.2 million decrease in cash provided by operating activities for the 2007 period was due primarily to the fact that the 2006 period included the receipt of $200.0 million associated with the Abraxane co-promotion agreement with AstraZeneca and the payment of 2006 federal income taxes in the first quarter of 2007. The impact of the tax payment on operating cash flows was partially offset by strong operating results after eliminating non-cash expenses associated with depreciation, amortization of intangibles associated with prior merger with ABI, our product rights purchase from AstraZeneca and stock compensation.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights. Cash used in investing activities during the nine months ended September 30, 2007 included approximately $32.5 million relating to the acquisition of our manufacturing facility in Puerto Rico as well as approximately $45.2 million relating to the purchase of property, plant and equipment primarily as investment in our core manufacturing and development capabilities. Cash used in investing activities for the nine months ended September 30, 2006 primarily related to the purchase of product rights from AstraZeneca, partially offset by $54.3 million of sales of short term municipal variable rate demand notes. Investing activities in 2006 also included $87.1 million relating to the purchase of property, plant and equipment primarily as investment in our core manufacturing and development capabilities as well as the purchase of our aircraft.

Financing Activities

Financing activities generally include borrowings under our credit facility, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $59.9 million for the nine months ended September 30, 2007, which included net borrowings on our line of credit of $120.0 million and a $66.7 million repayment of the note payable to AstraZeneca.

Net cash provided by financing activities totaled $69.9 million for the nine months ended September 30, 2006, consisting of $70.9 million relating to the issuance of a note payable to AstraZeneca as part of the product purchase and $11.6 million in proceeds relating to stock transactions. These cash inflows were partially offset by a $9.5 million of net cash payments on credit facilities.

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

As of September 30, 2007, $285 million was outstanding on our credit facility with a weighted average interest rate of 6.12%. As we are not obligated to repay our outstanding balances prior to termination of the facility in 2009, borrowings are classified as non-current on the balance sheet. Outstanding letters of credit, which reduce overall available borrowings, were $2.6 million at September 30, 2007. We were in compliance with all covenants at September 30, 2007.

As discussed in “Separation” above, we have received commitments for $1.15 billion of senior credit facilities comprised of a funded $1.0 billion term loan and an unfunded $150 million revolving credit facility. A portion of the proceeds raised through the debt financing will be used to repay in full our existing indebtedness and approximately $715 million will be contributed to New Abraxis immediately prior to the separation.

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	expansion of sales to new international territories;

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane ® , our proprietary anesthetic/analgesic products and our hospital-based products;

•	R&D, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the transfer of products to our Puerto Rico manufacturing facility;

•	the requirements of the planned separation of our company into two independent publicly-traded companies;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We anticipate that cash and short-term investments, cash generated from operations and funds available under our credit facility will be sufficient to finance operations of our company, including ongoing activity relating to Abraxane®, product development and capital expenditures for at least the next twelve months. In the event we engage in future acquisitions or capital projects, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

Following the proposed separation, we (as New APP) will be responsible for servicing the debt of up to $1.15 billion contemplated to be raised in connection with the separation. We expect to pay the principal and interest on the outstanding debt with funds generated by our operations. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovations and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, refinance this debt, sell assets or borrow more money on terms acceptable to us or at all, the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

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

Revenue Recognition

Research Revenue Recognition

Research revenue generally consists of amounts earned from the development and research to advance the commercial application of pharmaceutical compounds for third parties. Such research revenue may include upfront license fees, milestone payments and reimbursement of development and other costs, and royalties. Non-refundable upfront license fees under which we have continuing involvement in the form of development, manufacturing or commercialization are recognized as revenue ratably over either the development period, if the development risk is significant, or the estimated product useful life, if development risk has been substantially eliminated. Achievement based milestone payments are recognized as revenue when the milestone objective is attained because the earnings process relating to such payment is complete upon attainment and because the payments are non-refundable and are not dependent upon future activities or the achievement of future objectives. These milestone payments are at risk and require substantive activity to achieve. Reimbursement of development and other costs are recognized as revenue as the related costs are incurred. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

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

Other Deferred Revenue

Other revenue consists of revenue recognized related to upfront payments earned from our co-promotion agreement with AstraZeneca and our agreement with Taiho Pharmaceutical Co., LTD. Such revenue is initially deferred and is recognized as earned ratably over the life of each agreement. For the nine months ended September 30, 2007 and 2006, the amortization of the upfront payment of product rights purchased from AstraZeneca totaled $27.3 million and $9.1 million, respectively.

Sales Provisions

Our sales provisions totaled $788.4 million and $538.5 million for the nine months ended September 30, 2007 and 2006, respectively, and related reserves totaled $96.2 million and $112.5 million at September 30, 2007 and December 31, 2006, respectively. The increase in reserves relates primarily to chargeback reserves associated with the sales of products purchased from AstraZeneca as well as the timing of the related chargeback payments.

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

Our net chargeback reserve totaled $61.6 million and $81.4 million at September 30, 2007 and December 31, 2006, respectively. The $19.8 million decline in the reserve primarily relates to the change in estimated levels of inventory in the channel between periods. The methodology used to estimate and provide for chargebacks was improved in the period ended September 30, 2006, to incorporate IMS reported sell through information related to channel activity for our proprietary products. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of customer inventory in the distribution channel subject to future chargeback. The amount of customer inventory in the distribution channel is comprised of physical inventory at the wholesaler and that the wholesaler has yet to report as end user sales. We estimate yet to be reported end user sales based on a historical average number of days to process chargeback activities from the date of the end user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. A one percent decrease in our estimated end-user contract-selling prices would reduce total revenue in the nine months ended September 30, 2007 by $0.4 million and a one percent increase in wholesale units pending chargeback at September 30, 2007 would decrease total revenue in the nine months ended September 30, 2007 by $0.4 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $18.8 million at September 30, 2007 and $16.2 million at December 31, 2006. A one percent increase in the estimated rate of contractual allowances to total revenue at September 30, 2007 would decrease net sales by $0.8 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $10.7 million and $9.5 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the nine months ended September 30, 2007 by $1.6 million.

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

At September 30, 2007 and December 31, 2006, inventory included $7.9 and $25.7 million respectively in cost relating to products pending FDA or European approval at our Grand Island and Melrose Park facilities. Included in the amount pending approval at September 30, 2007 was $7.5 million of hospital-based products pending FDA approval and $0.4 million in Abraxane® related products. Included in the amount pending approval at December 31, 2006 were $17.7 million of paclitaxel (whole plant), and $2.6 million in other Abraxane® related products at our Grand Island facility. Paclitaxel (whole plant) was approved for use in our Melrose Park facility as of December 21, 2006. Our Grand Island facility received FDA approval for paclitaxel (whole plant) in September 2007.

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

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. In addition, for the nine months ended September 30, 2007 and 2006, cost of sales included amortization of product rights purchased from AstraZeneca of $12.3 million and $4.1 million, respectively. The period ended September 30, 2006 also included a $12.5 million charge related to the one-time write-up of finished goods associated with the merger.

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

To determine stock-based compensation, we use the Black-Scholes option pricing model to estimate the fair value of options granted under equity incentive plans and rights to acquire stock granted under our stock participation plan. Awards under RSU Plan I and RSU Plan II entitle the holders on each vesting date to convert the vested portion of their awards into that number of shares of our common stock equal to the value of the vested portion of the award divided by the lower of (i) the average closing price of our common stock over the three consecutive trading days ending on and including the second full trading day preceding the vesting date and (ii) $28.27. Accordingly, compensation expense related to the RSU plans is based on the lower of the market price or $28.27 and is expensed under the liability method in accordance with FAS 123(R) on a straight-line basis over the applicable vesting period. Pre-tax stock-based compensation costs for the nine months ended September 30, 2007 and 2006 were $24.3 million, including $13.5 million relating to the RSU Plans, and $24.0 million, including $14.6 million relating to the RSU Plans, respectively.

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

As of September 30, 2007, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $2.7 million. This entire amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes.

Our effective tax rate for the three and nine months ended September 30, 2007 was 12.0% and 35.7%, respectively. Our tax rate during the nine month period ended September 30, 2007 was favorably impacted by a $1.1 million net reduction of reserves relating to FIN 48 due to closure of IRS examinations for the 2004 and 2005 tax years. Excluding the impact of the FIN 48 adjustment, our effective tax rate for the three and nine months ended September 30, 2007 would have been 18.8% and 38.8%, respectively.

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

The Illinois Department of Revenue has commenced an audit of the Combined Unitary Tax Returns for tax years 2003 through 2005. The previous Illinois audit for tax years 2000, 2001, and 2002 resulted in a refund of approximately $1.0 million. In addition, we have received notice of intent to examine income tax returns from California (tax years 2004-2006), Massachusetts (2005-2006) and North Carolina (2003-2006). The California and Massachusetts audits began in the fourth quarter of 2007, and the North Carolina audit is anticipated to begin in the first quarter of 2008. There are no other open federal, state, or foreign government income tax audits at this time.

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of September 30, 2007, there were no outstanding hedge arrangements.

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

Interest Rate Risk: We are also exposed to changes in interest rates on our borrowings. We have a $450 million credit facility, which bears interest at a variable rate. As of September 30, 2007, $285 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 6.12%. If our interest rates were to increase 1%, our interest expense for the remainder of 2007 would increase $0.7 million based on our outstanding debt balances at September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and due to the material weakness in our internal control over financial reporting related to income taxes identified and disclosed in our Annual Report on Form 10-K for the year end December 31, 2006, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2007. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operation and cash flows for the periods presented.

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

Except as otherwise described herein, management determined that, as of September 30, 2007, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the 2006 merger between us and ABI. We were a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s stockholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants.

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

In October 2007, we entered into a settlement agreement and release with respect to all disputes with a former officer and employee. Pursuant to the indemnification provisions of the definitive agreements for the merger between us and ABI, the former ABI shareholders indemnified us for approximately two-thirds of the obligations under the settlement agreement.

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

Management estimates that the total cost to complete the proposed separation will be significant and could have a materially negative impact on our operating results and cash flows. Also, there is no guarantee that the proposed separation will be finalized as completion is subject to a number of factors and conditions, including:

•	receipt of an opinion from our tax counsel with respect to the U.S. federal income tax consequences of certain aspects of the proposed separation and related transactions; and

•	our ability to satisfy certain conditions precedent.

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

We, as New APP following the separation, will be highly leveraged as a result of the separation of New Abraxis. We and/or one or more of our subsidiaries will incur up to $1.0 billion of indebtedness and additionally enter into a $150 million revolving credit facility. Such indebtedness, coupled with the restrictions on our ability to issue equity securities following completion of the separation without jeopardizing the intended tax consequences of the separation, could have adverse consequences for our business, financial condition and results of operations, such as:

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

Factors That May Affect Future Results of Operations

If Abraxane ® does not achieve strong market acceptance, our future profitability could be adversely affected and we would be unable to recoup the investments made to commercialize this product.

We have made and will continue to make a significant investment in Abraxane® , including costs associated with conducting clinical trials and obtaining necessary regulatory approvals for the use of Abraxane® in other indications and settings and in other jurisdictions, expansion of our marketing, sales and manufacturing staff, the acquisition of paclitaxel raw material, and the manufacture of finished product. The success of Abraxane® in the Phase III trial for metastatic breast cancer and other clinical trials may not be representative of the future clinical trial results for Abraxane® with respect to other clinical indications. The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials, including those ongoing at present. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	slower than anticipated patient enrollment;

•	difficulty in finding and retaining patients fitting the trial profile or protocols; and

•	adverse events occurring during the clinical trials.

Although approved by the U.S. Food and Drug Association, or the FDA, for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. For the nine months ended September 30, 2007, total Abraxane® revenue was $235.9 million, including $27.3 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. For the year ended December 31, 2006, total Abraxane® revenue was $174.9 million, including $18.2 million of previously deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Abraxane® revenue represented approximately 34% and 23% of our total revenue for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. We anticipate that sales of Abraxane® will remain a significant portion of our total revenue over the next several years and pending completion of the proposed separation. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane® . Our inability to successfully manufacture, market and commercialize Abraxane® could cause us to lose some of the investment we have made and will continue to make to commercialize this product.

If we are unable to develop and commercialize new products, our financial condition will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. With respect to our hospital-based operations, we currently have over 25 ANDAs pending with the FDA and over 60 product candidates under development. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

Our top ten products, including Abraxane®, comprised approximately 66% and 56% of our total revenue for the nine months ended September 30, 2007 and year ended December 31, 2006, respectively. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. In late December 2006, we received a warning letter from the FDA regarding the Melrose Park facility following a periodic review of the facility earlier in the year. The FDA completed its re-inspection of the facility in September 2007. Based on that re-inspection, in October 2007, the FDA informed us that we had satisfactorily resolved the issues associated with the warning letter and began approving our pending product applications at that facility. We cannot assure that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.

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

Almost all of the pharmaceutical products we make are sterile, injectable drugs. We also purchase some such products from other companies. Additionally, the process for manufacturing the nanometer-sized product Abraxane® is relatively new and unique. The manufacture of all our products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used, lost revenue, time and expense spent in investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. To the extent we experience problems in the production of our pharmaceutical products, this may be detrimental to our business, operating results and reputation. Additionally, we could incur additional costs if we fail to smoothly transfer products to our Puerto Rico manufacturing facility.

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

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Effective January 1, 2006, we received a unique reimbursement “J” code for Abraxane® from the Centers for Medicare and Medicaid Services. That code allows providers to bill Medicare for the use of Abraxane®. We believe that most major insurers reimburse providers for Abraxane® use consistent with the FDA-approved indication, which we believe is consistent with the reimbursement practices of major insurers for other drugs containing paclitaxel for the same indication. However, reimbursement by such payors is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

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

In April 2006, we entered into a credit agreement with a syndicate of banks for a $450 million three-year unsecured revolving credit facility, with a sub-limit for up to $10 million for standby and commercial letters of credit and $20 million for swing line loans. Among other things, the credit agreement restricts the payment of dividends by us, and restricts our ability to incur indebtedness and make advances or loans to third parties. In addition, our ability to borrow under this credit facility is subject to our ongoing compliance with certain financial and other covenants, such as minimum net worth, maximum funded debt to EBITDA ratio and maximum EBITDA to interest expense ratio. These operational and financial covenants could hinder our ability to finance future operations or capital needs or to pursue available business opportunities, including the possible purchase of additional facilities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under this credit facility. If a default occurs, the relevant lenders could elect to declare the outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable. Further, we may require additional capital in the future to expand business operations, acquire businesses or facilities, or replenish cash expended sooner than anticipated and such additional capital may not otherwise be available on satisfactory terms. We were in compliance with all covenants under the credit agreement as of September 30, 2007.

Our chief executive officer and entities affiliated with him own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of September 30, 2007, our chief executive officer and entities affiliated with him owned approximately 84% of our common stock, excluding treasury shares. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. Although these entities have executed a corporate governance and voting agreement in connection with the merger, that agreement will terminate by its terms no later than the 2007 annual stockholders’ meeting. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

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

We are currently involved in a patent infringement lawsuit with Élan Pharmaceutical Int’l Ltd. See “Item 1—Legal Proceedings” of this section above.

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

Date: November 9, 2007

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