Form 10-K/A
period 2007-12-31
APP Pharmaceuticals, Inc.
filed 2008-04-29
CIK 1141399

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

APP Pharmaceuticals, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008 (the “Annual Report”), for the purpose of accelerating the delivery of information that was to be incorporated by reference from its definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our directors and executive officers:

Name	Age	Position(s)
Patrick Soon-Shiong, M.D.	55	Chairman and Chief Executive Officer
Michael Blaszyk	55	Director
Stuart DePina	47	Director
Krishna Gopalakrishnan (Gopala)	45	Director
Joseph Pizza	57	Director
Michael S. Sitrick	60	Director
Frank Harmon	53	Chief Operating Officer and Executive Vice President
Richard E. Maroun	53	Chief Administrative Officer, General Counsel and Corporate Secretary
Thomas H. Silberg	61	President and Chief Executive Officer
Richard J. Tajak	55	Chief Financial Officer

Patrick Soon-Shiong, M.D. has served as our Chief Executive Officer since December 2005 and as our Chairman since November 2004. Dr. Soon-Shiong previously served as our Chief Executive Officer and Chairman of the board of directors since our inception in March 1996 to November 2004 and as our President from July 2001 to November 2004. Dr. Soon-Shiong also served as president, chief financial officer and a director of American BioScience, Inc. (“ABI”) from June 1994 until April 2006. Dr. Soon-Shiong also serves as the chief executive officer and chairman of the board of Abraxis BioScience (formerly New Abraxis, Inc., or “New Abraxis”), which was our wholly-owned subsidiary until its shares were distributed to our stockholders on November 13, 2007. Dr. Soon-Shiong has devoted his career to developing next-generation technologies to treat patients with life-threatening diseases. Dr. Soon-Shiong performed the first encapsulated islet transplant in a diabetic patient and co-invented Abraxane® and its nab™ tumor targeting technology platform. Dr. Soon-Shiong’s research has been recognized by noted organizations with numerous national and international awards such as the Association for Academic Surgery Award for Research, the American College of Surgeons Schering Scholar, the Royal College Physicians and Surgeons Research Award, the Peter Kiewit Distinguished Membership in Medicine Award, and the International J.W. Hyatt Award for Service to Mankind. Dr. Soon-Shiong received the 2006 Gilda Club Award for the advancement of cancer medicine and is a recipient of a 2007 Ellis Island Medal of Honor, the Caritas Award from St. John’s Health Center, and the 2007 Life Achievement Award from St. Mary’s Medical Center. He is a co-inventor of over 50 issued U.S. patents and has published more than 100 scientific papers. Dr. Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong serves on the Board of Directors for the National Institute of Transplantation, the Technology Council for the Center for Cancer Nanotechnology Excellence at Northwestern University, two advisory boards of the RAND Corporation (the Health Board and the Asia Pacific Policy Board) and the Board of Trustees for the Saint John’s Health Center and the Board of the California NanoSystems Institute at UCLA.

Michael Blaszyk has served as a director since August 2006. He has served as the chief financial officer for Catholic Healthcare West since December 2000. Prior to joining Catholic Healthcare West, Mr. Blaszyk was the senior vice president and chief financial officer for University Hospitals Health System in Cleveland, Ohio from October 1997 to December 2000. Mr. Blaszyk also previously served as the managing partner of the Northeast region Health Care Provider Consulting Practice for William M. Mercer and the executive vice president at Boston Medical Center. Mr. Blaszyk is a director and member of the finance committee of Aslengion Health System and a director and member of the finance committee for Catholic Health Initiative. Mr. Blaszyk received his bachelor’s degree in life sciences from Wayne State University and his master’s degree in health services administration from the University of Colorado.

Stuart DePina has served as a director since December 2007. Mr. DePina currently is the chief executive officer of Tamarac Inc., a company that has developed the proprietary software application called Advisor™ that provides investment professionals with software tools to automate the process of identifying and maintaining an optimal asset allocation. Prior to Tamarac, Mr. DePina was the chief executive officer of Who’s Calling, Inc. until 2006 and the chief executive officer of xSides Corporation until 2004. Mr. DePina also served as the chief financial officer of Ticketmaster. Prior to Ticketmaster, Mr. DePina was a partner at the accounting firm of KPMG where he managed engagements for both public and privately held clients. Mr. DePina holds a B.S. in Accounting from the University of Texas at Austin.

Krishna Gopalakrishna (Gopala) has served as a director since December 2007. Mr. Gopala has been the chairman of Cafedirect plc, a publicly held company in the United Kingdom, since 2004. Prior to Cafedirect, Mr. Gopala was advisor to several Fortune 100 corporations on value creation strategies, leadership and corporate governance. Mr. Gopala held various leadership positions with Royal Phillips Electronics, including Senior Vice President (Group). He was also chief executive officer Asia Pacific, chief executive officer Americas, and president of international sales for Royal Phillips. Mr. Gopala is an alumnus of the Harvard Business School (Advanced Management Program AMP 157). He holds a Bachelors degree in Physics with honors in Electronics and a M.B.A from James Cook University of North Queensland.

Joseph M. Pizza has served as a director since December 2007. Since 1981, Mr. Pizza has been the president and chief executive officer of Interchem Corporation, one of the largest importers of raw materials to the pharmaceutical and chemical industries. He holds a B.A. in Economics and a M.B.A in Pharmaceutical Management from Fairleigh Dickinson University.

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

Frank Harmon currently serves as our Chief Operating Officer and Executive Vice President. From September 2006 until November 2007, Mr. Harmon served as the Chief Operating Officer and Executive Vice President of Abraxis Pharmaceutical Products, which was one of our divisions. He joined us in April 2006 as the executive vice president of global operations. Mr. Harmon oversees global manufacturing operations as well as the corporate quality assurance and quality control and the supply chain organizations as well as Generic Product Development, Regulatory Affairs and Operational Excellence. Prior to joining us, from May 2004 to April 2006, Mr. Harmon was the senior vice president, manufacturing operations for the Sterile Technologies Group at Cardinal Health where he was responsible for multiple sites throughout the United States and Puerto Rico. Mr. Harmon also served as the Corporate Vice President for Manufacturing from January 2003 through May 2004 for Cardinal Health and as Cardinal Health’s Vice President and General Manager of Operations from March 2000 through January 2003. Mr. Harmon has also served as vice president, biopharmaceutical operations for Aventis Behring. Mr. Harmon earned an MBA from St. Louis University and undergraduate B.S. degrees in biology and chemistry from Western Kentucky University.

Richard E. Maroun has served as our Chief Administrative Officer since April 2006, and has served as our General Counsel and Corporate Secretary since September 2006. From August 2004 to April 2006, Mr. Maroun served as general counsel and vice president of corporate development at ABI. Before joining ABI, Mr. Maroun served as Director, Merrill Lynch Private Wealth Management for four years from 2000 to 2004. Before 2000, Mr. Maroun practiced law in Northern California specializing in business and tax matters and was a senior tax manager with Deloitte & Touche. Mr. Maroun is on the board and a member of the finance and executive committees of Alliant University. Mr. Maroun holds a B.S. in economics from John Carroll University in Cleveland, Ohio, a J.D. from Santa Clara University and an L.L.M in taxation from Boston University.

Thomas H. Silberg has served as our President since November 2007. Prior to that date, he served as president of Abraxis Pharmaceutical Products, which was one of our divisions, from September 2006. He joined us in May 2006 as our executive vice president, commercial operations & operational excellence. Mr. Silberg is responsible for all of our global operations. From March 2004 to June 2005, Mr. Silberg served as chief operating officer of Tercica, Inc., where his direct responsibilities included regulatory, clinical development, medical affairs, manufacturing, quality assurance/quality control, sales and marketing, business development, and project management. Prior to his work at Tercica, Mr. Silberg was executive vice president and chief operating officer of Ligand Pharmaceuticals from March 2001 to May 2003, after serving as senior vice president of commercial operations from January 2000. Mr. Silberg began his career in 1972 with Hoffmann-LaRoche, Inc., where, over a 27-year span he held a variety of positions and rose through the management ranks to vice president of business operations. Mr. Silberg earned a B.S. in marketing and advertising from the University of Minnesota.

Richard J. Tajak joined our company as Senior Vice President, Finance on March 31, 2008 and was appointed as Executive Vice President and Chief Financial Officer on April 29, 2008. Mr. Tajak has over 20 years of broad and extensive pharmaceutical experience, serving most recently as Sr. Vice President, Finance for the North American operations of Astellas Pharmaceuticals, Inc. Prior to that, Mr. Tajak was at Fujisawa Healthcare/USA and Lyphomed, Inc., where he had increasing levels of responsibility in the areas of accounting, finance, SEC reporting, audit and corporate operations. Mr. Tajak holds a Bachelors degree in Finance and an M.B.A from the University of Notre Dame, and is a Certified Public Accountant.

The following table shows our key employees:

Name	Position(s)

David Bowman	Vice President—Product Development

James Callanan	Vice President—Human Resources

Katherine Gregory	Vice President—Business Development

Lisa McChesney Harris	Vice President—Regulatory Affairs

Scott W. Meacham	Vice President—Sales and National Accounts

Arthur Pelletier	Vice President—Quality Assurance/Quality Control

Deena Reyes	Vice President—Marketing

Sam Trippie	Senior Vice President—Manufacturing

David Bowman has served as our Vice President of Product Development since December 2006. Prior to joining us, he served as President and CEO of NeuRxus, Inc. from June 2004 to December 2006. From August 2002 to June 2004 he ran global projects for Pharmacia/Pfizer and served as Vice President of Operations for Zonagen, Inc. prior to leaving after 11 years. Mr. Bowman holds a M.P.H. in Toxicology and Laboratory Sciences and a B.S. in Microbiology and Cell & Molecular Biology from the University of Michigan.

James Callanan joined the company in January 2006 as the Vice President of Human Resources with responsibility for the Human Resource function company-wide. Prior to joining our company, Mr. Callanan held various executive and senior positions in Human Resources in companies such as ZLB Behring, Aventis Behring, Sanofi Animal Health, LTD, and Fujisawa USA, Inc. He holds a BS in Business Administration from Indiana University

Katherine Gregory was promoted to Vice President of Business Development in May 2006. Ms. Gregory has led our business development department with primary responsibility for the generic product pipeline since our acquisition of the generic assets of Fujisawa USA in June 1998. Ms. Gregory was with Fujisawa USA from September 1991 to June 1998. She holds a B.S. in Business Administration from Brescia University, Owensboro, Kentucky.

Lisa L. McChesney-Harris, PhD has served as our Vice President of Regulatory Affairs since February 2008. Prior to joining us, she served as Senior Director / Director of Protocol Link, Inc. from April 2004 to January 2008, during which time she provided expert technical, compliance, and regulatory services to clients throughout the pharma industry. She has over 15 years of industrial experience including 7 years in ethical drug development (Abbott Laboratories, 1992 to 1996, Immtech International, 2000 to 2002, BioSante Pharmaceuticals, 2002 to 2004) and 4 years in a start up generic company, Apotex Corp. (1996 to 2000), specializing in both the analytical and formula development of injectable ANDA products. She is a co-inventor on one issued US patent. Dr. McChesney-Harris holds a Ph.D. in Pharmaceutical Chemistry from the University of Kansas and a B.A. in Chemistry from the University of Missouri, St. Louis.

Scott W. Meacham has served as our Vice President, Sales and National Accounts since February 2005. In 2004, Mr. Meacham held the position of Vice President, Sales with ReddShell Corporation. From 2001 through 2004, he served as Vice President, National Accounts, US Renal Division, with Baxter Healthcare. Mr. Meacham holds a B.S. degree in Pharmacy from Butler University.

Arthur Pelletier joined the company in September 2006 as the Vice President of Quality Assurance/Quality Control with responsibility for the Quality Programs in all of the operating plants and corporate. Prior to joining our company, Mr. Pelletier held various executive and senior positions in Quality and Manufacturing in companies such as Cardinal Health, Abbott, King Pharmaceuticals and other sterile product oriented companies. He holds a BA in Chemistry from St. Michael’s College, Burlington, Vermont.

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

Committees

The board of directors currently has two standing committees: an audit committee and a compensation committee.

Audit Committee. Prior to November 13, 2007, our audit committee was comprised of Kirk Calhoun, David Chen and Leonard Shapiro. Each of these directors resigned from our board to serve on the board of New Abraxis. Each of our former audit committee members was an “independent director” as defined in the NASDAQ Marketplace Rules.

The audit committee consists of Michael Blaszyk, Stuart DePina and Joseph Pizza. Mr. Blaszyk is the chairman of the audit committee. The board of directors has determined that Mr. Blaszyk meets the SEC’s definition of “audit committee financial expert” based on his position as chief financial officer of several companies, including Catholic Healthcare West. The board has determined that each of Michael Blaszyk and Stuart DePina is “independent” as defined in the NASDAQ Marketplace Rules. Although Joseph Pizza is not “independent” as defined in NASDAQ Marketplace Rules, the board has determined that due to his financial background and his experience in the industry that it was in the best interest of the stockholders for him to serve on the audit committee for a limited period of time.

The audit committee reviews our financial reporting process and the integrity of our financial statements, the system of internal controls, the internal and external audit process, and the process for monitoring compliance with laws and regulations. The audit committee also has the responsibility to review, consider and approve related party transactions. The audit committee charter may be viewed at our website at http://www.apppharma.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Compensation Committee. Prior to November 13, 2007, our compensation committee was comprised of Stephen Nimer and David Chen, each of whom was an “independent director” under NASDAQ Marketplace Rules. Drs. Nimer and Chen each resigned from our board of directors on November 13, 2007 in connection with the separation to serve on the New Abraxis board of directors. The compensation committee consists of Michael Sitrick and Joseph Pizza, neither of whom is “independent” as defined in the NASDAQ Marketplace Rules.

The compensation committee’s responsibilities include (i) determining the salary and bonus of corporate officers, including the Chief Executive Officer, and (ii) acting as administrator to our stock incentive plans, and exercising the authority conferred by the board concerning such plans. The compensation committee charter may be viewed at our website at http://www.apppharma.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Meetings and Attendance

During the year ended December 31, 2007, the board of directors met 17 times. The audit committee held 9 meetings during the year ended December 31, 2007. The compensation committee held 7 meetings during the year ended December 31, 2007. In 2007, all directors other than Sir Richard Sykes (who resigned in connection with the spin-off) attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee. We and the board expect all directors to attend the annual meetings of stockholders barring unforeseen circumstances or irresolvable conflicts. All members of the board, other than Joseph Pizza, were present at our 2007 annual meeting of stockholders.

Controlled Company Status and Director Independence

Under the NASDAQ Marketplace Rules, we are a “Controlled Company” since Dr. Soon-Shiong and entities affiliated with him beneficially own over 80% of the voting power of our securities. As a Controlled Company, we are exempt from certain NASDAQ listing requirements including the requirement to have (i) a majority of independent directors, (ii) the compensation of executive officers determined or recommended by a majority of independent directors or a compensation committee comprised solely of independent directors, and (iii) director nominees selected or recommended for the board of directors’ selection either by a majority of independent directors or a nominating committee comprised solely of independent directors.

The board of directors has evaluated the relationships between the directors and us and has determined that each of Michael Blaszyk and Stuart DePina is “independent” as defined in the NASDAQ Marketplace Rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2007, all Reporting Persons complied with these filing requirements on a timely basis.

Code of Ethics

We have adopted a code of ethics entitled “APP Pharmaceuticals, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. In addition, all employees, at a vice president level or above, certify compliance with the Code of Business Conduct on an annual basis. Our Code of Business Conduct was filed as an exhibit to our 2006 Annual Report on Form 10-K. Our Code of Business Conduct may also be viewed at our website at http://www.apppharma.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

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

Our Compensation Committee

Our compensation committee approves all compensation and awards to executive officers, including the CEO, CFO and the other executive officers named in the Summary Compensation Table below, all of whom we refer to as the named executive officers, or NEOs. The compensation committee’s membership is determined by our board of directors and is currently composed of two non-employee directors. As permitted under the “Controlled Company” exception to the Nasdaq Marketplace Rules, neither member of our compensation committee is independent as defined under those rules.

The compensation committee generally meets quarterly to perform its duties and periodically approves and adopts, or makes recommendations to our board’s compensation decisions. The CEO, the Chief Financial Officer, the Chief Administrative Officer/General Counsel, and the Vice President, Human Resources participate in the compensation committee meetings at the discretion of the committee. The compensation committee has the authority to delegate its responsibilities. Pursuant to this authority, the compensation committee delegated to certain senior executives the authority to grant options to newly-hired non-executive officer employees based on prescribed limits. At times, the compensation committee or management engages compensation consultants to review our compensation practices and/or to compare the compensation of our executive officers to those of a comparative group.

The compensation committee meets outside the presence of our CEO to consider his compensation. In the past, other executive officers have presented data to the compensation committee regarding the compensation of CEOs of other comparative companies and have made recommendations regarding the compensation of the CEO. When determining the CEO’s base salary and annual cash incentive awards, the compensation committee reviews and assesses the CEO’s annual performance, the performance of the company, his importance to our operations, and the comparative compensation paid to other CEOs in a comparative group. In addition the compensation committee considered our CEO’s significant ownership in our company in determining his overall compensation. The compensation committee determined that equity awards would not be as an effective incentive for our CEO as compared to our other executive officers due to his large ownership percentage. Therefore, our CEO’s compensation generally places greater emphasis on cash compensation than equity compensation.

For all other executive officers, including our NEOs (other than the CEO), our CEO makes recommendations to the compensation committee with respect to the appropriate base salary, payments to be made under our annual cash incentive program and grants of long-term equity incentive awards for all executive officers, excluding himself. The annual performance of our executive officers is considered by the CEO and the compensation committee when making decisions on setting base salary, targets for and payments under our annual cash incentive plan and grants of long-term equity incentive awards. In determining the individual performance of our executive officers, the compensation committee reviews the overall performance of the company and the business unit in which the executive officer participates, as well as any significant individual contributions. The compensation committee determines annually the specific target cash bonus amounts for each of our executive officers based on a percentage of his or her base salary, with the actual amount paid being based on the overall performance of the company. In addition, if the compensation committee determines in its discretion that the contribution of an individual executive officer is significant to the overall performance of the company or the business unit in which the executive participates, the compensation committee may make additional discretionary cash or equity awards to such executive. When making the compensation decisions for executive officers, including our NEOs, the compensation committee also considers the importance of the position to us, the past salary history of the individual, the competitive landscape for the executive officer’s position and skill set and the contributions to be made by the executive officer to us.

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

Attracting and retaining talent. To attract and retain executives with the ability and experience necessary to lead us and deliver strong performance to our stockholders, our compensation committee approved prior to the separation of New Abraxis targeting cash compensation and long-term incentive at the 50th percentile of pharmaceutical companies with $1 billion in revenue, including Angiotech Pharmaceuticals, Endo Pharmaceuticals Holdings Inc., Millennium Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. The compensation committee had chosen the 50th percentile because the committee believed that it would have allowed us prior to the separation of New Abraxis to be competitive in attracting and retaining talented executives. The committee expected that management would have considered these targets when making hiring and advancement decisions prior to the separation and that the compensation of existing executives would have been adjusted over time. For each individual officer, we also consider our needs for that officer’s skill set, experience, the contribution that the officer has made or we believe will make, whether the executive officer’s skill set is easily transferable to other potential employers and the competitive landscape for the executive officer’s skill set and position because we believe that we compete with our peer group for executive talent.

Inspire teamwork and motivate superior performance. We use a combination of business unit goals and individual performance measures to inspire teamwork and motivate exceptional performance. Annual incentive compensation awards are based in part on the actual achievement of certain corporate and business unit performance goals, including certain business initiatives aimed at improving future earnings, which are determined by the management at the beginning of each year. The goals are set so that the attainment of the targets is not assured and requires significant effort by our executives.

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

Aligning performance with stockholder interests. We seek to align the performance of our NEOs with stockholder interests through the grant of a mix of stock options and other equity awards under our stock incentive plan. Because the price of our common stock is subject to external factors, we also tie annual incentive compensation to our financial, operational and individual performance. The stock options and other equity awards granted to our NEOs vest solely based on the passage of time. We believe that time-vested equity awards encourage long-term value creation and executive retention because executives can realize value from such rewards only if they remain employed by us until the awards vest. In addition, we generally use stock options because we believe that options will generate value to the recipient only if our stock price increases during the term of the option.

Elements of Executive Compensation

Our executive compensation program is designed to reflect the philosophy and objectives we have described above. The elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs:

Component	Type of Payment	Purpose
Base Salary	Fixed annual cash payments with each executive eligible for annual increase.	Attract and retain talent.

Annual Performance Incentives	Performance-based annual cash payment.	Focus on company, business unit and individual goals.

Long-term Incentives	Stock option and other equity awards.	Align individual and business unit performance with interests of stockholders.

Health and Welfare Benefits	Fixed and available to all employees.	Attract and retain talent. Equitable pay.

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

Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. While our compensation committee does not make use of any formulaic policies that state any specific percentage mix of base, bonus, benefits and equity as part of total compensation, our compensation committee considers all of these elements when making specific compensation decisions.

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

Following our merger with American BioScience in 2006, our compensation committee engaged Towers Perrin as a consultant to review our compensation practices and to compare the relative compensation paid to 25 of our senior management, including our NEOs, with the compensation paid by other pharmaceutical companies with revenues of $500 million and $1 billion. Towers Perrin noted that our total cash compensation prior to the merger with American BioScience was between the 25 th and 50 th percentile of pharmaceutical companies with revenues of $500 million. After considering the effect of the merger on the size of our company, our expected growth and our compensation philosophy, and based on the recommendation of Towers Perrin, our compensation committee recommended that we target our compensation philosophy of targeting base salaries and cash incentive compensation in the 50 th percentile of pharmaceutical companies with revenues of $1 billion because we compete for executive talent with this group. Following the separation, management engaged Mercer to review our executive compensation based upon us being a stand alone company and to make recommendations to our compensation committee for cash compensation of executive officers.

The base salaries paid to our named executive officers in 2007 are set forth below in the Summary Compensation Table. For 2007, base salary cash compensation for our named executive officers was approximately $3.3 million, with our CEO receiving approximately $0.9 million. We believe that the salaries paid achieved our objectives and were consistent with the compensation philosophy of the compensation committee.

Bonuses. The compensation committee believes that periodic bonus awards can serve to motivate the executive officers to achieve annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options or other equity awards.

In 2006, our compensation committee approved a corporate bonus plan (the “2006 Bonus Plan”) to reward our employees and executives for assisting us to achieve our goals of increasing stockholder value and continued growth of the company’s operations. Under the 2006 Bonus Plan, the target performance goals were based on meeting certain corporate performance objectives, individual contributions and business unit successes. The goals were set so that the attainment of the targets was not assured and required significant effort by our executives. Cash incentive payments under the 2006 Bonus Plan required satisfaction of a minimum of 70% of the corporate performance goals and could have increased until a maximum of 130% of the corporate performance objectives were obtained. The corporate performance factor was then multiplied by the percentage of the individual employee’s bonus target that has been achieved to determine that employee’s cash incentive payment. The ratio of the individual and business unit components for an individual employee’s bonus target was based on the employee’s position with the company. The bonus targets of our NEOs were determined by the Old Abraxis compensation committee in its discretion after taking into consideration these factors. In addition, the Old Abraxis compensation committee retained the discretion to change the outcome of the annual cash incentive calculation. We currently do not have a formal policy that would adjust or recover any bonus amounts previously paid to our executive officers if the corporate performance objectives upon which these payments are based are subsequently restated or otherwise adjusted in a manner that would have reduced the size of the bonus amount.

Due to the undetermined timing of the anticipated separation of New Abraxis during the course of 2007, our compensation committee did not establish a similar corporate bonus plan for 2007. However, our compensation committee considered similar factors in determining the bonuses for our NEOs for 2007 at its April 2008 meeting, including whether our business (after giving effect to the separation) met certain corporate performance objectives, individual contributions and business unit successes. The corporate performance objectives included quantitative and qualitative measures. The corporate quantitative measures included the following equally-weighted guidance criteria: adjusted EBITDA of $268.2 million, adjusted gross profit of $348.6 million and net sales of $670.5 million. Adjusted EBITDA was calculated as net income excluding the impact of depreciation and amortization, interest expense net of interest income, income tax expense, stock-based compensation expense, merger costs, merger related in-process research and development charge and minority interests and adjusted gross profit was calculated as gross profit excluding the impact of amortization and merger related costs. The corporate qualitative measures were based on the number of ANDA applications and approvals, the on-going FDA approval of our manufacturing facilities, the improvement in supply chain management and the transition to our manufacturing facility in Puerto Rico.

After weighing the various factors, management determined that the corporate performance factor for purposes of the 2007 bonus paid to non-executive management was 90%. The compensation committee approved the 2007 cash bonus awards for Mr. Maroun, Mr. Silberg and Mr. Harmon based on this information. The committee determined that each of these NEOs would receive a cash bonus award equal to 100% of their target bonuses after considering the company’s overall performance and the individual performance of each of them. Mr. Maroun’s 2007 target bonus was 50% of his base salary and the 2007 target bonuses for both Mr. Silberg and Mr. Harmon were 40% of their base salaries. Bonuses paid to our CEO and CFO for 2007 will be paid by New Abraxis; however, we will reimburse New Abraxis for one-half of the amounts paid to them because they also serve in those capacities for our company. Any bonus paid to Mr. Montagner’s for 2007 will be paid solely by New Abraxis. In addition at its April 2008 meeting, our compensation committee approved a special bonus to our CEO in the amount of $500,000 in recognition of his efforts in connection with the separation and post-separation matters, including our reorganization as a stand alone company, arranging the debt financing and his considerable efforts in connection with the heparin supply crisis. This bonus was attributable to his services in 2008.

Long-Term Incentives. The compensation committee believes that stock ownership by management is beneficial in aligning management and stockholder interests, thereby enhancing stockholder value. Stock options and other equity awards may be granted to management including the executive officers and other employees under our stock incentive plan, which is currently administered by the board of directors through the compensation committee. The compensation committee advises the board of directors with respect to, and approves all option grants and other equity awards made to, our executive officers. Because of the direct relationship between the value of an equity award and the stock price, the compensation committee believes that options and other equity awards motivate the executive officers to manage our business in a manner that is consistent with stockholder interests. Stock option grants and other equity awards are intended to focus the attention of the recipient on our long-term performance which we believe results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earnings potential. To this end, stock options and other equity awards generally vest over a four-year period. However, under our stock incentive plan, options and other equity awards may be granted with differing vesting periods. The principal factors considered in granting stock options and other equity awards to our executive officers are prior performance, level of responsibility, other compensation and the officer’s ability to influence our long-term growth and profitability. However, our option plans do not provide any quantitative method for weighting these factors, and the compensation committee’s decisions with respect to equity awards are primarily based upon subjective evaluations of the past as well as future anticipated performance.

Our compensation committee has delegated to certain senior executives the authority to make grants of stock options to newly-hired employees who are not executive officers based on the employee’s grade. The awards can be made under this authorization once per month, which is the last trading day immediately preceding the last day of each month. Stock options granted to newly-hired executive officers or other employees above a specified grade are made by the compensation committee at its quarterly meeting or at other special meetings. Management recommends to the compensation committee the annual grants of options or other equity awards to be made to our employees, including NEOs, typically at the committee’s first quarterly meeting of each year. If the compensation committee meeting at which annual grants are approved is held within 10 days before we are scheduled to release our earnings, then all such annual grants shall be granted 2 business days following the release of earnings. Under the guidelines established by the compensation committee, the exercise price for all options must be equal to the closing price of our common stock on the date of grant.

Due to the undetermined timing of the anticipated separation of New Abraxis from our business during the course of 2007, our compensation committee did not award any stock options or other equity awards stock to our NEOs in 2007.

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

Other Executive Benefits and Perquisites

We also provide certain benefits and perquisites to executive officers. These benefits and perquisites provide flexibility to the executives and increase travel efficiencies, allowing more productive use of executive time, in return allowing greater focus on our business activities. In addition, to maximize the time that our CEO, Dr. Soon-Shiong, spends on our business, and for safety and security reasons, we require Dr. Soon-Shiong to charter an aircraft that we previously owned which was transferred to New Abraxis in the separation for both business and personal travel. More detail on these benefits and perquisites may be found in the narrative following the Summary Compensation Table below.

Post-Termination Compensation

Certain executive officers have agreements that provide for payments upon certain terminations of their employments under certain circumstances. We believe that these provisions helped us to attract and retain these persons for their positions. Our severance provisions for the NEOs are summarized in “Agreements with our NEOs” below.

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

Accounting for Stock-Based Compensation. Beginning in the first quarter of 2006, we began accounting for stock-based payments in accordance with the requirements of FAS 123R using the modified retrospective approach. Under this approach, the fair value of stock-based employee compensation was recorded as an expense in the current year.

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

/S/ MICHAEL SITRICK

/S/ JOSEPH PIZZA

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our CEO, our CFO and our other executive officers for 2007 and 2006. The information in this table includes compensation earned by our named executive officers for services to Old Abraxis prior to the date of the separation and for amounts paid by New Abraxis following the separation. Pursuant to an agreement with New Abraxis, our CEO and CFO may serve as an officer of both companies and receive compensation from either or both companies (see “Item 13. Certain Relationship, Related Transactions and Director Independence—Dual Officer Agreement” for further discussion.) Our CEO and CFO served as CEO and CFO of both companies before and after the separation; as such, the amounts reported for them in the table below is identical to the compensation amount reported by New Abraxis for 2007.

Name and Principal Position	Year	Salary (1)($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation (6)($)	Total ($)
Patrick Soon-Shiong	2007	916,250	—	1,147	316,547	945,000	1,277,953	3,456,897
Chairman of the Board and Chief Executive Officer	2006	692,885	100,000	41,283	306,605	830,000	769,828	2,740,601

Lisa Gopala (7)	2007	437,500	200,000	—	93,861	225,000	49,310	1,005,671
Former Executive Vice President and Chief Financial Officer	2006	169,231	225,000	—	39,397	100,000	14,500	548,128

Richard Maroun	2007	450,000	—	1,631,980	85,403	225,000	—	2,392,383
Chief Administrative Officer and General Counsel	2006	350,000	—	1,284,406	65,389	225,000	—	1,924,795

Thomas Silberg	2007	400,000	30,000	445,771	84,456	160,000	26,196	1,120,227
President	2006	215,385	20,000	86,082	63,812	80,000	—	465,279

Frank Harmon	2007	375,000	28,125	442,829	97,300	150,000	—	1,093,254
Chief Operating Officer	2006	240,384	18,750	80,697	78,969	100,000	—	518,800

Carlo Montagner (8)	2007	675,000	—	—	150,184	337,500	49,625	1,212,309
Former President Abraxis Oncology Division	2006	623,077	275,000	—	93,415	337,500	74,281	1,403,273

(1)	The salaries for Dr. Soon-Shiong, Ms. Gopala and Mr. Montagner in 2007 include amounts paid by New Abraxis. New Abraxis paid $72,692 to Dr. Soon-Shiong, $34,615 to Ms. Gopala and $56,250 to Mr. Montagner. We reimbursed New Abraxis for one-half of the amounts paid by New Abraxis to Dr. Soon-Shiong and Ms. Gopala because they also served as our CEO and CFO, respectively. The salaries for Mr. Maroun and Mr. Montagner in 2006 include amounts paid by American BioScience prior to its merger with us in April 2006. American BioScience paid $58,462 to Mr. Maroun and $155,769 to Mr. Montagner prior to the merger.

(2)	The annual cash incentive award that is paid to the executive officers is reflected under the Non-Equity Incentive Plan Compensation column. The bonus amounts paid to Messrs. Silberg and Harmon in 2007 represent the vested portion of retention bonuses pursuant to their retention agreements that they entered into with us in September 2006. The bonus amount paid to Ms. Gopala in 2007 represents an additional bonus paid to Ms. Gopala in July 2007 in connection with her efforts with financial matters related to various proposed transactions. The bonus paid to Ms. Gopala in 2006 represents a signing bonus of $100,000 and a discretionary bonus of $125,000 for her efforts in integrating our financial system with that of American BioScience post-merger. The bonus paid to Mr. Montagner in 2006 represents a signing bonus that was paid by American BioScience prior to the merger.

(3)

The amount shown in this column reflects the compensation expense for outstanding restricted stock awards held by the NEOs recognized by us in 2006 and 2007 in accordance with FAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The stock awards for

Mr. Maroun related to a restricted stock unit that he was granted by American BioScience that we assumed in connection with the merger. There were no forfeitures by the NEOs in 2006. The restricted stock awards for which this expense is shown in the Summary Compensation Table (“SCT”) also includes awards granted in 2003 and 2006 for which we recognized expense in each of 2006 and 2007. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 13 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.

(4)	The amount shown in this column reflects the compensation expense for outstanding options held by the NEOs recognized by us in each of 2006 and 2007 by us in accordance with FAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. However, the amounts reflected in this table exclude compensation expense attributable to stock option awards which converted to options to acquire New Abraxis common stock following the separation in the amount of $316,547 for Dr. Soon-Shiong, $93,861 for Ms. Gopala and $150,184 for Mr. Montagner. The stock option awards for which this expense is shown in the SCT also includes awards granted in 2002, 2003, 2004 and 2005 for which we continued to recognize expense in each of 2006 and 2007. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 13 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.

(5)	The amount shown in this column represents the annual cash incentive award earned under the Management Incentive Compensation Program, based on our achievement of our budgeted goals of EBITDA, gross sales and gross profit, as well as the executive’s individual and business unit performance. 2007 bonuses for Dr. Soon-Shiong and Ms. Gopala were paid by New Abraxis; however, we will reimburse New Abraxis for one-half of the amounts paid to them because they also serve as our CEO and CFO, respectively. The 2007 bonus paid to Mr. Montagner will be borne solely by New Abraxis.

(6)	The table below provides the aggregate incremental cost of the components of the Other Annual Compensation provided by or paid for by us for the personal benefit of the NEOs to the extent that such NEO received Other Annual Compensation in excess of $10,000 in each of 2006 and 2007. The amounts included in the table below include amounts paid by New Abraxis following the separation.

	Other Annual Compensation ($)
	Patrick Soon-Shiong		Carlo Montagner		Lisa Gopala		Tom Silberg
	2007	2006	2007	2006	2007	2006	2007	2006
Personal Use of Aircraft (a)	205,782	34,739	—	—	—	—	—	—
Security (b)	1,063,363	727,199	—	—	—	—	—	—
Company Provided Housing (c)	—	—	42,437	65,000	41,800	14,500	17,283	—
Relocation Expenses (d)	—	—	—	9,281	—	—	—	—
Other	8,808	7,890	7,188	—	7,510	—	8,913	—

Total:	1,277,953	769,828	49,625	74,281	49,310	14,500	26,196	—

(a)	For security and management efficiency reasons, certain of our executive officers traveled on private aircraft primarily for business-related matters. The methodology that we use to calculate our incremental direct operating cost for an officer’s personal use of the aircraft is based on the cost of fuel, trip-related airport fees, and pilot meals and lodging. Since the aircraft was primarily used for business travel, the methodology excludes the fixed costs which do not change based on the usage of the aircraft (such as pilot salaries) and non-trip related hanger and maintenance expenses. The amount in this table for Dr. Soon-Shiong for 2007 excludes the costs attributed to New Abraxis following the separation of $27,220.

(b)	For security-related reasons, Dr. Soon-Shiong is provided with the use of cars, security drivers, security systems for his residences, and personal and family security services. The amount in this table for Dr. Soon-Shiong for 2007 excludes the costs paid by New Abraxis following the separation in the amount of $88,614.

(c)	Mr. Montagner was provided the use of a house that was previously owned by us, but the amount in this table for Mr. Montagner for 2007 excludes these costs attributed to New Abraxis of $6,000 following the separation. The amount reflected represented the value of the housing provided by us. Ms. Gopala was provided use of a house in Illinois which we rented, and Mr. Silberg was provided with an apartment in Illinois which we also rented. The amount reflected represents the sum of the monthly rental payments.

(d)	We provided for relocation expenses that were incurred by Mr. Montagner in 2006 pursuant to the terms of his employment agreement.

(7)	Ms. Gopala was replaced by Richard J. Tajak consistent with the representations we made to the Internal Revenue Service in connection with the receipt of the private letter ruling for the separation.

(8)	Mr. Montagner served as our President of Abraxis Oncology Division until November 13, 2007.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding the grants of annual cash incentive compensation, stock options and restricted stock to our NEOs made in 2007.

Name	Grant Date	Estimate Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards($)
		Threshold ($)	Target ($)	Maximum ($)
Patrick Soon-Shiong (2)	—	517,650	739,500	961,350	—	—	—	—
Lisa Gopalakrishnan (2)	—	157,500	225,000	292,500	—	—	—	—
Richard Maroun	—	157,500	225,000	292,500	—	—	—	—
Thomas Silberg	—	112,000	160,000	208,000	—	—	—	—
Frank Harmon	—	60,000	150,000	195,000	—	—	—	—
Carlo Montagner (2)	—	236,250	337,500	438,750	—	—	—	—

(1)	These columns show the range of awards under our 2007 Corporate Bonus Program, which is described in the section “Bonuses” in the Compensation Discussion and Analysis. The “threshold” column represents the minimum payout for the performance metrics under the Management Cash Incentive Program assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the 2007 Corporate Bonus Program assuming that the maximum level of performance is attained.

(2)	2007 bonuses for Dr. Soon-Shiong and Ms. Gopala were paid by New Abraxis; however, we will reimburse New Abraxis for one-half of the amounts paid to them because they also serve as our CEO and CFO, respectively. Any 2007 bonus paid to Mr. Montagner will be borne solely by New Abraxis.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth the outstanding equity awards of our NEOs at the end of 2007.

	Option Awards					Stock Awards
Name (1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard Maroun	17,091	51,273(2)		15.34	5/19/16			176,866(8)	$5,000,000

Thomas Silberg	17,090	51,274(3)		15.17	5/22/16	10,616(4)

Frank Harmon	19,532	58,599(5)		15.17	5/22/16	5,859(6)
						9,953(7)

(1)	The equity awards previously granted by us to Dr. Soon-Shiong and Ms. Gopala were converted into equity awards of New Abraxis as of the date of the separation. All of the option numbers and exercise prices were adjusted in connection with the separation pursuant to the employee matters agreement using a conversion ratio of 1.953 intended to preserve the intrinsic value of the pre-separation equity.

(2)	Stock option which vests in four equal annual installments beginning on 5/19/07.

(3)	Stock option which vests in four equal annual installments beginning on 5/22/07.

(4)	Restricted stock grant that vests on December 12, 2008.

(5)	Stock option which vests in four equal annual installments beginning on 4/24/07.

(6)	Restricted stock grant that vests on May 21, 2009, equal to a guaranteed value of $90,000.

(7)	Restricted stock grant that vests on December 12, 2008.

(8)	Restricted stock grant that was issued under the restricted unit plan that we assumed in connection with the merger that vests in two equal installments on April 18, 2008 and April 18, 2010.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the aggregate value realized by the NEOs for option exercises and for restricted stock that vested in 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Patrick Soon-Shiong	—	—	1,875	(1)	$49,169
Thomas Silberg	—	—	27,602	(2)	$292,618
Frank Harmon	—	—	25,877	(2)	$274,314

(1)	Restricted stock award vested on 2/25/07. Represents number of our shares of Old Abraxis common stock received upon vesting. In connection with the separation, Dr. Soon-Shiong received 1,875 shares of our company and 468 shares of New Abraxis for the acquired 1,875 shares.

(2)	Restricted stock vested on 7/30/07, and 12/12/07. For the shares received on July 30, 2007, Mr. Silberg received the same number of shares of our common stock and 4,247 of New Abraxis common stock in connection with the separation.

(3)	Restricted stock vested on 7/30/07, and 12/12/07. For the shares received on July 30, 2007, Mr. Harmon received the same number of shares of our common stock and 3,981 of New Abraxis common stock in connection with the separation.

AGREEMENTS WITH OUR NEOs

The following is a description of selected terms of the agreements that we have entered into with our NEOs, as such terms relate to the compensation reported and described in the “Compensation Discussion and Analysis” section above.

Retention Agreements

Under the terms of our retention agreement with Thomas Silberg, our president, Mr. Silberg received an increase of his base salary to $400,000 as of September 8, 2006, which may be adjusted in the discretion of our board or compensation committee. Mr. Silberg also received a cash retention bonus of $200,000, which was payable as follows: 10% on December 12, 2006, 15% on July 30, 2007, and the balance on November 20, 2007. Mr. Silberg also received a grant of restricted stock units that was valued at $600,000 as of the date of grant (or 21,740 shares of our common stock) which vested as to 10% on December 12, 2006 (the date of grant) and the remainder vests as follows: 40% of the shares on July 30, 2007, 25% of the shares on November 20, 2007, and the balance on November 20, 2008.

Under the terms of our retention agreement with Frank Harmon, our chief operating officer and executive vice president, Mr. Harmon received an increase of his base salary to $375,000 as of September 8, 2006, which may be adjusted in the discretion of our board or compensation committee. Mr. Harmon also received a cash retention bonus of $187,500, which is payable as follows: 10% on December 12, 2006, 15% on July 30, 2007, and the balance on November 20, 2007. Mr. Harmon also received a grant of restricted stock units that was valued at $562,500 as of the date of grant (or 20,381 shares of our common stock), which vested as to 10% on December 12, 2006 (the date of grant) and the remainder vests as follows: 40% of the shares on July 30, 2007, 25% of the shares on November 20, 2007, and the balance on November 20, 2008.

Employment Agreements

Under the terms of an employment agreement with Ms. Gopala, she receives an annual base salary of $400,000, subject to annual review by our board of directors and compensation committee, and will be eligible to participate in our bonus plan designed for other executive officers. Pursuant to the terms of Ms. Gopala’s agreement, her bonus target was 50% of her base salary for 2006. In addition, Ms. Gopala received an option to purchase 35,000 shares of our common stock on August 1, 2006 with an exercise price of $20.07 (excluding any adjustment to the shares or exercise price resulting from the separation). This option will vest in four equal annual installments with the first installment vesting on the first anniversary of the grant date. Ms. Gopala also received a signing bonus payment of $100,000. If Ms. Gopala voluntarily terminates her employment during her first year of employment, she has agreed to repay the signing bonus.

Our employment agreement with Ms. Gopala was assumed by New Abraxis in connection with the separation on November 13, 2007.

Under the terms of an employment agreement with Mr. Montagner, he receives an annual base salary of $675,000, subject to annual review by our board of directors or compensation committee in accordance with established practices, and is eligible to participate in our bonus plan designed for other executive officers. Mr. Montagner’s bonus target was 50% of his base salary for 2006. In addition, consistent with the terms of the agreement, Mr. Montagner received an option to purchase 50,000 shares of our common stock on April 26, 2006 with an exercise price of $30.45 (excluding any adjustment to the shares or exercise price resulting from the separation). This option will vest in four equal annual installments with the first installment vesting on the first anniversary of the grant date. The agreement also provides that Mr. Montagner will be paid $400,000 in cash and/or our common stock in four equal annual installments provided that Mr. Montagner is employed by us upon the date of each annual installment payment. The first payment of $100,000 was made in the first quarter of 2007 in cash. Mr. Montagner was also entitled to reimbursement of relocation expenses. This employment agreement was superseded by a new employment agreement.

Our employment agreement with Mr. Montagner was assumed by New Abraxis in connection with the separation on November 13, 2007.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no additional compensation for their services as directors. Our non-employee directors receive cash compensation as follows: (i) an annual retainer of $20,000, (ii) $2,500 for each board meeting attended in person and $500 for each board meeting attended telephonically, (iii) an annual retainer for the Audit Committee Chair of $5,000; (iv) $2,000 for attendance at each audit committee meeting in person and $500 for each audit committee meeting attended telephonically; and (v) $1,000 for attendance at each compensation committee meeting in person and $500 for each compensation committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings. In addition, non-employee directors are eligible to receive options and shares of common stock directly under our 2001 non-employee director stock option program established under our 2001 Stock Incentive Plan. Non-employee directors are eligible to be granted an initial option to purchase 7,500 shares of common stock upon their initial appointment to the board of directors with subsequent annual option grants to purchase 10,000 shares of common stock, in both instances at an exercise price per share equal to the fair market value of the common stock at the date of grant. Directors who are also our employees are eligible to receive options and other equity awards directly under our 2001 Stock Incentive Plan.

The following table sets forth specified information regarding the compensation for 2007 of our directors who are not employees:

Name	Fees Earned ($)	Option Awards ($)(3)	Total ($)
Michael Blaszyk	40,788	45,361	86,149
Michael Sitrick	36,130	45,361	81,491
Stuart DePina (1)	3,212	11,724	14,936
Joseph Pizza (1)	1,212	11,724	12,936
Krishnan Gopalakrishnan (1)	3,212	11,724	14,936
Kirk Calhoun (2)	59,000	—	59,000
David Chen (2)	45,500	—	45,500
Stephen Nimer (2)	36,500	—	36,500
Leonard Shapiro (2)	50,000	—	50,000
Richard Sykes (2)	33,500	—	33,500

(1)	Messrs. DePina, Pizza and Gopalakrishnan became directors effective December 19, 2007.

(2)	Messrs. Calhoun, Chen, Nimer, Shapiro and Sykes resigned from our board of directors effective as of November 13, 2007 in connection with the separation and Messrs. Calhoun, Chen, Nimer and Shapiro joined the New Abraxis board of directors.

(3)	The amount shown in this column reflects the compensation expense for outstanding options held by the directors recognized by us in 2007 in accordance with FAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. There were no forfeitures by the directors in 2006. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 13 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.

The stock option detail for each director is shown in the following table along with the total grant date fair value of the awards computed in accordance with FAS 123R.

Director	Grant Date	Options Granted (#)	Option Price ($/Sh)	Grant Date Fair Value of Option Awards ($)	Total Options Outstanding (#)
Mr. Blaszyk	12/19/2007	10,000	10.28	47,000	24,649
Mr. Sitrick	12/19/2007	10,000	10.28	47,000	24,649
Stuart DePina	12/19/2007	7,500	10.28	35,250	7,500
Joseph Pizza	12/19/2007	7,500	10.28	35,250	7,500
Krishnan Gopala	12/19/2007	7,500	10.28	35,250	7,500

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2008, for (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table above, and (iv) all of the directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned (1)	Percent of Class (%)
5% Stockholders
Steven Hassen, Trustee (2) Themba 2005 Trust I 10182 Culver Boulevard Culver City, CA 90232	39,401,105	24.59

Steven Hassen, Trustee (3) Themba 2005 Trust II 10182 Culver Boulevard Culver City, CA 90232	35,901,106	22.41

California Capital Limited Partnership (4) 10182 Culver Boulevard Culver City, CA 90232	36,814,379	22.98

D.E. Shaw Valence Portfolios, L.L.C.(5) 120 W. 45th Street, Tower 45, 39th Floor New York, NY 10036	8,370,538	5.22%

Directors and Named Executive Officers (6)
Patrick Soon-Shiong, M.D. (7)(8)(9)	132,345,453	82.60
Thomas Silberg (10)	57,091	*
Frank Harmon (11)	53,274	*
Rick Maroun (12)(13)	34,396	*
Michael Blaszyk (14)	4,883	*
Michael S. Sitrick (15)	4,883	*
Stuart De Pina	-0-	*
Krishnan Gopalakrishnan	-0-	*
Joseph Pizza	-0-	*
		*
All named executive officers and directors as a group (nine persons) (16)	132,541,219	82.72

*	Represents beneficial ownership of less than 1% of issued and outstanding common stock on March 31, 2008.

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 160,232,817 shares of common stock outstanding as of March 31, 2008. To our knowledge, except as indicated in the footnotes to this table, and subject to applicable community property laws, such persons have sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.

(2)	Themba 2005 Trust I has shared voting power of 39,401,106 shares and has shared dispositive power and is deemed to be the beneficial owner of 39,401,106 shares.

(3)	Themba 2005 Trust II has shared voting power of 35,901,106 shares and has shared dispositive power and is deemed to be the beneficial owner of 35,901,106 shares.

(4)	California Capital Limited Partnership has shared voting power of 36,814,379 shares and has shared dispositive power and is deemed to be the beneficial owner of 36,814,379 shares.

(5)	The amount shown and the following information were provided by D.E. Shaw Valence Portfolios, L.L.C. pursuant to a Schedule 13G filed on March 4, 2008. The Schedule 13G indicated that D. E. Shaw Valence Portfolios, L.L.C. D.E. Shaw & Co., L.P. and David E. Shaw have indicated that they have shared voting power and shared dispositive power of 8,370,538 shares.

(6)	Except as otherwise indicated, the address of each of the executive officers and directors is APP Pharmaceuticals, Inc.,1501 East Woodfield Road, Suite 300 East, Schaumburg, IL 60173.

(7)	Includes 132,227,505 comprised of 75,302,211 shares of common stock held by Themba 2005 Trust I and Themba 2005 Trust II, of which Dr. Soon-Shiong is a protector; 13,218,114 shares of common stock held by certain grantor annuity trusts of which Dr. Soon-Shiong is the trustee and certain family members of Dr. Soon-Shiong are beneficiaries; 36,814,379 shares of common stock held by California Capital Limited Partnership, of which an entity controlled by Dr. Soon-Shiong is the general partner; 3,267,353 shares of common stock held by RSU Plan LLC, of which Dr. Soon-Shiong is a member; and 3,500,000 shares held by Themba Credit LLC, of which Dr. Soon-Shiong is the manager. Dr. Soon-Shiong disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities.

(8)	The 3,500,000 shares held by Themba Credit LLC have been pledged.

(9)	Represents 34,181 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(10)	Includes 44,684 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(11)	Includes 39,065 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(12)	Includes 114 shares of common stock held by family members.

(13)	Includes 34,181 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(14)	Represents 4,883 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(15)	Represents 4,883 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(16)	See footnotes (7) through (15). Includes 195,766 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

We maintain two compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants: the (i) 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”) and (ii) 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”), which has been indefinitely suspended. Each of these plans has been approved by the stockholders.

The following table provides information about the 2001 Stock Incentive Plan and the 2001 Stock Purchase Plan as of December 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,107,716	$12.95	27,449,721	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,107,716	$12.95	27,449,721	(1)

(1)	Represents shares available for issuance under our 2001 Stock Incentive Plan and 2001 Stock Purchase Plan as of December 31, 2007. The 2001 Stock Incentive Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2001 Stock Incentive Plan will increase by a number of shares equal to (i) five percent (5%) of the outstanding shares of common stock on such date or (ii) a lesser number of shares determined by the administrator of the plan. The 2001 Stock Purchase Plan contains an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the 2001 Stock Purchase Plan is increased by an amount equal to the lesser of (i) 2,250,000 shares, (ii) two percent (2%) of the outstanding shares of common stock on such date, or (iii) a lesser number of shares determined by the administrator of the plan. On August 7, 2007, our compensation committee suspended any further grants under the 2001 Stock Purchase Plan after completion of the purchase period that ended on July 31, 2007.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended December 31, 2007 between us and certain affiliated parties. Our audit committee has the authority to review and to approve all related party transactions. It is our practice to have all related party transactions approved by either by our audit committee or an independent committee of the board. We believe that the terms of such transactions were no less favorable to us than could have been obtained from an unaffiliated party.

Separation Agreements

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

Our Chief Executive Officer and Chairman of our board of directors, Patrick Soon-Shiong, M.D., is also the chief executive officer and chairman of the board of directors of New Abraxis. Our Chief Financial Officer, Lisa Gopala, is also the chief financial officer of New Abraxis. Dr. Soon-Shiong also owns over 80% of the outstanding capital stock of New Abraxis.

Each of these agreements related to the separation was approved by the unanimous consent of our board of directors. In addition, each of our directors was a member of the Old Abraxis board of directors at the time these agreements were approved by the board of directors of Old Abraxis.

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

New Abraxis leased a portion of our Grand Island facility, consisting of approximately 5,700 square feet of pharmaceutical manufacturing space, to allow New Abraxis to perform its obligations under the manufacturing agreement. The initial term of the lease will be until December 31, 2011, and may be renewed at New Abraxis’ option for one additional year if New Abraxis has not received regulatory approvals from the European Medicines Agency (or “EMEA”), the European equivalent to the FDA, to manufacture Abraxane ® in at least two facilities (not including our Grand Island facility) by June 30, 2011.

For the period ended December 31, 2007, we incurred $0.2 million in net rental payments relating to these real estate leases.

Other

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

From time to time, we engaged Sitrick and Company to provide public relations services for us. Michael Sitrick, a director, is the majority owner of Sitrick and Company. During the years ended December 31, 2006 and December 31, 2007, we paid Sitrick and Company a total of $143,857 and $84,714, respectively, for these services.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm, Ernst & Young, LLP, in each of the last two fiscal years, were as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Audit fees	$1,933	$1,652
Audit-related fees	148	310
Tax fees	375	210
All other fees		—

Total	$2,456	$2,172

Our audit committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm, as described in the audit committee’s charter. All of the above fees were billed to us by Ernst & Young for the services categorized above, and all such services were pre-approved by our audit committee. Audit fees included fees associated with the audit of our year-end financial statements (including internal control evaluation and reporting) and the review of documents filed with the Securities and Exchange Commission including our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit-related fees principally included fees in connection with accounting consultations and the audit of our 401(k) plan. Tax fees included fees for tax compliance, tax advice and tax planning services.

The audit committee considered whether the provision of other non-audit services is compatible with the principal accountants’ independence and concluded that provision of other non-audit services are compatible with maintaining the independence of our external auditors.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. (“ABI”) and, with respect to specified matters, certain ABI shareholders (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

2.2	Agreement and Plan of Reorganization, dated as of November 13, 2007, by and among the Registrant, Abraxis BioScience, Inc. and Abraxis BioScience, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

2.3	Separation and Distribution Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate of the Registrant (Incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

4.3	Registration Rights Agreement, dated April 18, 2006, by and among the Registrant and the ABI shareholders set forth therein (Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.1	Separation and Distribution Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.2	Tax Allocation Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.3	Transition Services Agreement between the Registrant and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.4	Employee Matters Agreement among the Registrant, APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

Exhibit Number	Description

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001)

10.11	1997 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.12	2001 Stock Incentive Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005)

10.13	2001 Employee Stock Purchase Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.14	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.15	Description of Non-Employee Director Cash Compensation Program (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.16	Amended and Restated 2001 Non-Employee Director Option Program (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.17	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer, Inc. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

Exhibit Number	Description

10.18*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Amended to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.20*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca LP. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.21*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.22	Retention Agreement, dated as of November 20, 2006, between the Registration and Thomas H. Silberg (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.23	Retention Agreement, dated as of November 20, 2006, between the Registration and Frank Harmon (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.24	Credit Agreement, dated November 13, 2007, among the Registrant, APP Pharmaceuticals LLC, APP Pharmaceuticals Manufacturing LLC and the other parties thereto, including an amendment thereto (Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

24.1	Power of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

†	Filed herewith.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 29th day of April 2008.

APP PHARMACEUTICALS, INC.

By:	/S/ PATRICK SOON-SHIONG, M.D.
Patrick Soon-Shiong, M.D. Chairman of the Board of Directors and Chief Executive Officer