Form 10-Q
period 2008-03-31
APP Pharmaceuticals, Inc.
filed 2008-05-12
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-33407

APP Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0431736
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 East Woodfield Road, Suite 300, East Schaumburg, Illinois	60173-5837
(Address of principal executive offices)	(Zip Code)

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

As of May 6, 2008, the registrant had 160,274,219 shares of $0.001 par value common stock outstanding.

APP Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APP Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(in thousands, except share data)
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$60,837	$31,788
Accounts receivable, net	65,303	85,209
Inventories	161,545	149,191
Prepaid expenses and other current assets	11,523	13,531
Current receivables from related parties	—	6,996
Income taxes receivable	5,648	—
Deferred income taxes	17,296	17,109

Total current assets	322,152	303,824
Property, plant and equipment, net	131,323	132,528
Intangible assets, net	455,659	463,154
Goodwill	160,239	160,239
Deferred financing costs and other non-current assets, net	17,727	17,842

Total assets	$1,087,100	$1,077,587

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$34,450	$36,502
Accrued liabilities	41,662	45,595
Current payables due to related parties	3,647	—
Fair value of interest rate swap	7,230	—
Current portion of long-term debt	8,125	5,000

Total current liabilities	95,114	87,097
Long-term debt	990,625	995,000
Deferred income taxes, non-current	69,788	71,011
Other long-term liabilities	4,483	4,250

Total liabilities	1,160,010	1,157,358
Stockholders’ deficit
Common stock - $0.001 par value; 350,000,000 shares authorized; 160,232,817 and 160,069,196 shares issued and outstanding in 2008 and 2007	160	160
Additional paid-in capital	(93,207)	(96,357)
Retained earnings	22,872	13,715
Accumulated other comprehensive (loss) income	(2,735)	2,711

Total stockholders’ deficit	(72,910)	(79,771)

Total liabilities and stockholders’ deficit	$1,087,100	$1,077,587

See accompanying notes to condensed consolidated financial statements

APP Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net revenue	$148,079	$140,268
Cost of sales	78,017	74,831

Gross profit	70,062	65,437
Operating expenses:
Research and development	12,330	9,964
Selling, general and administrative	21,020	22,061
Amortization of merger related intangibles	3,856	3,856
Separation related costs	391	352

Total operating expenses	37,597	36,233

Income from operations	32,465	29,204
Interest income and other	979	266
Interest expense	(16,716)	(3,876)

Income from continuing operations before income taxes	16,728	25,594
Provision for income taxes from continuing operations	7,571	11,977

Net income from continuing operations	9,157	13,617

Net loss from discontinued operations, net of taxes	—	(2,502)

Net income	$9,157	$11,115

Basic net income (loss) per common share:
Continuing operations	$0.06	$0.09
Discontinued operations	—	(0.02)

Net income per basic common share	$0.06	$0.07

Diluted net income (loss) per common share:
Continuing operations	$0.06	$0.08
Discontinued operations	—	(0.01)

Net income per diluted common share	$0.06	$0.07

The composition of stock-based compensation included above is as follows:
Cost of sales	$765	$754
Research and development	285	154
Selling, general and administrative	1,965	3,124
Discontinued operations	—	5,688

	$3,015	$9,720

See notes to condensed consolidated financial statements.

APP Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Cash flows from operating activities:
Net income from continuing operations	$9,157	$13,617
Net loss from discontinued operations, net of taxes	—	(2,502)

Net income	9,157	11,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,492	6,230
Amortization	580	211
Amortization of product rights	4,109	4,110
Amortization of merger related intangibles	3,856	13,509
Stock-based compensation	3,015	9,720
Loss on disposal of property, plant and equipment	5	275
Excess tax benefit from stock-based compensation	(519)	(307)
Stock option grants/forfeitures	(264)	—
Deferred income taxes	1,379	(5,455)
Equity in net income of Drug Source Company, LLC, net of dividends received	—	(718)
Changes in operating assets and liabilities:
Accounts receivable, net	19,906	1,999
Inventories	(12,354)	(5,376)
Prepaid expenses and other current assets	2,178	1,774
Non-current receivables from related parties	10,643	—
Deferred revenue	—	(9,844)
Minimum royalties payable	—	10
Other non-current liabilities	71	(83)
Income taxes payable	(5,648)	(62,218)
Accounts payable and accrued liabilities	(5,735)	(5,252)

Net cash provided by (used in) operating activities	34,871	(40,300)
Cash flows from investing activites:
Purchases of property, plant and equipment	(3,301)	(42,043)
Purchases of other non-current assets	(500)	(354)

Net cash used in investing activities	(3,801)	(42,397)
Cash flows from financing activities
Proceeds from the exercise of stock options	312	942
Proceeds from issuance of senior secured credit agreement	—	153,000
Proceeds from the sale of stock under employee retirement and stock purchase plans	—	1,956
Notes payable	—	1,360
Excess tax benefit from stock-based compensation	519	307
Repayment of borrowings on unsecured credit facility	(1,250)	(85,000)
Payment of deferred financing costs	(606)	—

Net cash (used in) provided by financing activities	(1,025)	72,565
Effect of exchange rates on cash	(996)	580

Net increase (decrease) in cash and cash equivalents	29,049	(9,552)
Cash and cash equivalents, beginning of period	31,788	39,297

Cash and cash equivalents, end of period	$60,837	$29,745

See notes to condensed consolidated financial statements

APP PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or for other future periods. The balance sheet information at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

On November 13, 2007, we, APP Pharmaceuticals, Inc., formerly known as American Pharmaceutical Partners, Inc. and Abraxis Bioscience (“Old Abraxis”) separated into two independent publicly-traded companies: our company, which owns and operates the hospital-based business; and the other which owns and operates the proprietary business. We refer to the proprietary business following the separation as “New Abraxis,” which subsequently changed its name to Abraxis BioScience, Inc. We continue to operate the hospital-based business (which we refer to as “New APP” or “APP” following the separation) under the name APP Pharmaceuticals, Inc.

For accounting purposes, historical operating results of the proprietary business are now presented as discontinued operations and, accordingly, our financial statements, reflect this basis of accounting. Please refer to Note 2—Discontinued Operations - Spin-off of New Abraxis, for further details.

Principles of Consolidation

The unaudited condensed consolidated financial statements resulting from the November 13, 2007 spin-off of New Abraxis include: (a) the assets, liabilities and results of operations of APP Pharmaceuticals, Inc. and our operating subsidiary APP Pharmaceuticals, LLC and its wholly owned subsidiaries, Pharmaceutical Partners of Canada, Inc. and APP Pharmaceuticals Manufacturing, LLC; and (b) for periods prior to the spin-off, the historical operations of the proprietary business. The historical operating results of the proprietary business are now presented as discontinued operations. Please refer to Note 2—Discontinued Operations - Spin-off of New Abraxis.

Prior to our separation, the consolidated assets and liabilities include the results of Old Abraxis and its then wholly owned subsidiaries, Pharmaceutical Partners of Canada, Inc., APP Pharmaceuticals Manufacturing, LLC, Pharmaceutical Partners Switzerland, GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as the majority-owned subsidiary, Resuscitation Technologies, LLC, Cenomed BioSciences, LLC, and investment in Drug Source Company, LLC, which is accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”. SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption by our Company is the first quarter of 2009. We are currently assessing the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

In January, 2008, the company adopted FASB Staff Position (FSP) FAS 157 which was issued in September, 2006. FAS 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements and its adoption was determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. The company adopted the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which we entered into on February 14, 2008. Refer to Note 6 – Fair Value Measurements.

In January, 2008, the company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected was recognized in earnings at each subsequent reporting date. The new standard did not impact the company’s condensed, consolidated financial statements, as the company did not elect the fair value option for any of the instruments existing as of the adoption date.

In December 2007, the FASB issued Statement No. 141(R), “Business Combination” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective with the first quarter of 2009. SFAS 141R and SFAS 160 could have a significant impact on our accounting for future business combinations and other business arrangements after the implementation of these statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred or capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We occasionally enter into agreements for research and development of goods and service. EITF 07-3 is not expected to have a material effect on our results of operations or financial position.

(2)	Discontinued Operations – Spin-off of New Abraxis

On November 13, 2007, Old Abraxis was separated into two independent publicly-traded companies: our company, APP Pharmaceuticals, Inc., which owns and operates the hospital-based business; and the other which owns and operates the proprietary business. We refer to the proprietary business following the separation as “New Abraxis,” which subsequently changed its name to Abraxis BioScience, Inc. We continue to operate the hospital-based business (which we refer to as “APP” or “New APP” following the separation) under the name APP Pharmaceuticals, Inc. For accounting purposes, the historical operating and cash flow results of the proprietary business are presented as discontinued operations

Summarized financial information for discontinued operations is as follows:

	For the Three Months ended March 31,
	2008	2007
	(in thousands)
Net revenue	$—	$71,893
Loss before taxes	—	(8,282)
Income tax benefit	—	(5,780)
Net loss	$—	(2,502)

New APP and New Abraxis also entered into a series of agreements in connection with the separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax allocation agreement, a manufacturing agreement and various real estate leases. Refer to Note 6 – Related Party Transactions. Also, in

connection with the separation, we incurred $1 billion of indebtedness and, in addition, entered into a $150 million revolving credit facility that is currently unused. Refer to Note 5 – Long Term Debt and Credit Facility. APP is solely responsible for servicing this debt.

(3)	Earnings Per Share Information

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

	Three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Basic and dilutive numerator:
Income from continuing operations	$9,157	$13,617
Loss on discontinued operations	—	(2,502)

Net income	9,157	11,115

Denominator:
Weighted average common shares outstanding—basic	160,273	159,356

Net effect of dilutive securities:
Stock options and restricted stock awards	950	1,000

Weighted average common shares outstanding—diluted	161,222	160,356

Income from continuing operations per common share—basic	$0.06	$0.09

Loss from discontinued operations per common share—basic	—	(0.02)

Net income per common share—basic	$0.06	$0.07

Income from continuing operations per common share—diluted	$0.06	$0.08

Loss from discontinued operations per common share—diluted	—	(0.01)

Net income per common share—diluted	$0.06	$0.07

For the three months ended March 31, 2008 and 2007, employee stock options for which the exercise price exceeded the average market price of our common stock in the respective periods were excluded from the computation of diluted income per common share as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Number of shares excluded	2,108	2,204
Range of exercise prices per share	$12.08 - $23.67	$13.67 - $23.67

(4)	Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO method, as follows:

	For the Period Ending
	March 31, 2008			December 31, 2007
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$80,527	—	$80,527	$58,787	—	$58,787
Work in process	20,121	570	20,691	20,097	354	20,451
Raw materials	56,931	3,396	60,327	68,202	1,751	69,953

	$157,579	$3,966	$161,545	$147,086	$2,105	$149,191

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

At March 31, 2008 and December 31, 2007, inventory included $4.0 and $2.1 million respectively in cost relating to products pending FDA approval at our Melrose Park, Grand Island and Puerto Rico facilities.

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

(5)	Long-Term Debt and Credit Facility

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

The term loan facilities mature on November 13, 2013, and the revolving credit facility matures on November 13, 2012. The Term Loan A facility amortizes based on the following schedule: 0% in 2008; 2.5% in 2009; 10% in 2010; 15% in 2011; 20% in 2012; and 52.5% in 2013. The Term Loan B facility amortizes 1% in each of the first five years, with a balloon payment due at maturity. Amounts drawn under the term loan facilities or revolving credit facility bear the following annual interest rates: for the Term Loan A facility and the revolving credit facility, a rate at either an adjusted LIBOR, plus a margin of 2.25%, or an alternate base rate plus a margin of 1.25%; and for the Term Loan B facility, a rate at either an adjusted LIBOR, plus a margin of 2.50%, or an alternate base rate plus a margin of 1.50%. The revolving credit facility includes a $40 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The interest rate margins are subject to step downs based on, among other things, our total leverage ratio. The Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, liens, merger or transfer of substantially all assets of our company or the Borrowers, asset dispositions, distributions, dividends and repurchases of capital stock, prepayment or modification of certain other debt, acquisitions and investments, affiliate transactions, and limitations on dividends or other payments to subsidiaries or the parent company, APP Pharmaceuticals, Inc. We are required to comply with a senior secured leverage ratio test. The Credit Agreement contains customary events of default.

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

The obligations of New APP LLC under the term loan facilities and revolving credit facility are unconditionally guaranteed on a senior secured basis by our company and each direct and indirect wholly-owned domestic restricted subsidiary of New APP LLC (each, a “Subsidiary Guarantor”). The obligations of P.R. Borrower are unconditionally guaranteed by our company, New APP LLC and each future wholly-owned subsidiary of P.R. Borrower (each, a “P.R. Subsidiary Guarantor”). The obligations and guarantees of the Borrowers are secured by a first-priority security interest in substantially all tangible and intangible assets (including a pledge of capital stock, limited to 65% for pledges of stock of foreign subsidiaries) of our company, New APP LLC and each Subsidiary Guarantor and, in the case of P.R. Borrower, such assets of P.R. Borrower and P.R. Subsidiary Guarantor.

On February 14, 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $990 million to pay interest at a fixed rate of 3.04% and to receive interest at variable rate of one-month LIBOR. The interest rate swaps expire in February 2009. The change in the fair value of the interest rate swap on long-term debt was accounted for under the guidance of SFAS 157 - “Fair Value Measurements”. Refer to Note 6 – Fair Value Measurements. As of March 31, 2008, $998.8 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 5.875%. There was no outstanding balance on the revolving credit facility. We were in compliance with all covenants as of March 31, 2008.

(6)	Fair Value Measurements

The company adopted SFAS 157 - “Fair Value Measurements” on January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements and its adoption is determined by the types of instruments carried at fair value in our financial statements at the time of adoption, as well as the methods utilized to determine their fair values prior to adoption.

In establishing a fair value, SFAS 157 sets a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of the fair value measurement is categorized in three levels, in order of priority, as described below:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly;

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

Assets and liabilities recorded at fair value are valued using quoted market prices, or under a market approach, using other relevant information generated by market transactions involving identical or comparable instruments:

		Basis of Fair Value Measurement
	Balance at March 31 2008	Quoted Prices in Active Markets for Identicle Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair value of hedged long-term debt	$7,230	—	$7,230	—

Total Liabilities:	$7,230	$—	$7,230	$—

The company adopted the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which we entered into on February 14, 2008. Refer to Note 5 – Long Term Debt and Credit Facility. Changes in fair values of the interest rate swaps are recorded in comprehensive income in our balance sheet every period. The change in the fair value of our interest rate swap was recorded as a short term liability, with the corresponding offset to other comprehensive income. Refer to Note 10 – Other Comprehensive Income.

(7)	Related Party Transactions

Net receivables from related parties totaled $7.0 million at December 31, 2007, and net payable to related parties totaled $3.6 million at March 31, 2008. Net receivables and payables to related parties for both periods pertain to New Abraxis, who we spun-off on November 13, 2007. See below for a detailed discussion of these transactions with APP.

Transactions with New Abraxis

In connection with the separation, we entered into a number of agreements that govern the relationship between ourselves and New Abraxis for a period of time after the separation. The agreements were entered into while New Abraxis was still a wholly owned subsidiary of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) a dual officer agreement, (iii) an employee matters agreement, (iv) a transition services agreement, (v) a manufacturing agreement, and (vi) various real estate leases. Transactions relating to these agreements are summarized in the following table:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Transition service expense	$(0.2)	$—
Facility management fees	0.8	—
Net rental expense	(0.6)	—
Margins on the manufacture and distribution of Abraxane®	0.3	—

(8)	Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(in thousands)
Sales and marketing	$13,252	$13,814
Payroll and employee benefits	14,790	12,357
Legal and insurance	7,048	10,213
Accrued separation costs	709	1,993
Accrued interest	2,593	4,024
Other	3,270	3,194

	$41,662	$45,595

(9)	Income Taxes

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

Our effective tax rate for the three months ended March 31, 2008 was 45.3%, as compared to 46.8% for the prior year comparable period. Our effective rate is higher than our statutory rate due to losses incurred by our Puerto Rico entity, which cannot be deducted in computing our U.S. taxable income.

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

(10)	Comprehensive Income

Elements of comprehensive income, net of income taxes, were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Foreign currency translation adjustments	$(1,005)	$43
Change in fair value of interest rate swap	$(4,441)	$—
Unrealized gain on marketable equity securities	—	499

Other comprehensive (loss) gain, net of tax	(5,446)	542
Net income	9,157	11,115

Comprehensive income	$3,711	$11,657

At March 31, 2008 and 2007, we had cumulative foreign currency translation loss adjustments of $1.0 million and $0 million, respectively. The cumulative foreign currency translation as of March 31, 2008 and 2007 was a gain of $1.7 million and $0.8 million, respectively. At March 31, 2008, we recognized of a change in fair value of our interest rate swap of $4.4 million. There was no interest rate swap in effect during 2007.

(11)	Contingencies

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

Regulatory Matters

We are subject to regulatory oversight by the United States Food and Drug Administration and other regulatory authorities with respect to the development and manufacturing of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with regulatory requirements.

(12)	Total Revenue By Product Line

Total revenues by product line were as follows:

	For the Three Months Ending March 31,
	2008	2007
Critical care	$91,182	$84,695
Anti-infective	42,960	39,780
Oncology	11,021	11,277
Contract manufacturing and other	2,916	4,516

Total revenue	$148,079	$140,268

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Item 1A: Risk Factors” of Part II of this Form 10-Q and “Item 1A: Risk Factors” of our Form 10-K for the period ended December 31, 2007” and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, including “Item 1: Business”; “Item 1A: Risk Factors”, “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.”

Background

APP Pharmaceuticals, Inc, is an integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only independent U.S. public company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

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

We are a Delaware corporation that was formed in 2007 as successor to a Delaware and California corporation formed in 2001 and 1996, respectively. On April 18, 2006, we completed a merger with American BioScience, Inc., or ABI, our former parent. In connection with the closing of that merger, our certificate of incorporation was amended to change our original name of American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc. which we refer to as “Old Abraxis.” Old Abraxis operated in two distinct business segments: Abraxis BioScience, representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products, representing the hospital-based operations.

On November 13, 2007, Old Abraxis separated into two independent publicly-traded companies, one holding the Abraxis Pharmaceutical Products business, focusing primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and the other holding the Abraxis Oncology and Abraxis Research businesses (which we refer to as the “proprietary business”). We refer to the proprietary business following the separation as “New Abraxis,” which subsequently changed its name to Abraxis BioScience, Inc. We continue to operate the hospital-based business (which we refer to as “New APP” or “APP”) under the name APP Pharmaceuticals, Inc.

New APP and New Abraxis have entered into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax allocation agreement, a manufacturing agreement and various real estate leases. Also, in connection with the separation, we incurred $1 billion of indebtedness and, in addition, entered into a $150 million revolving credit facility that is currently unused. Approximately $276 million of the proceeds of this indebtedness was used to repay in full our prior revolving credit facility; approximately $12 million was used to pay fees and expenses related to the debt financing; and $700 million was contributed to New Abraxis. New APP is solely responsible for servicing the debt following the transactions. Refer to Note 2—Discontinued Operations - Spin-off of New Abraxis.

Recent Developments

Executive Appointments

On April 29, 2008, our board of directors promoted Thomas H. Silberg to president and chief executive officer, succeeding Patrick Soon-Shiong, M.D., who remains as chairman of our board of directors. Also, on April 29, 2008, our board of directors appointed Richard J. Tajak as executive vice president and chief financial officer, succeeding Lisa Gopala. These appointments were consistent with representations made to the Internal Revenue Service in connection with the receipt of the private letter ruling in the separation.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and March 31, 2007

The following table sets forth the results of our operations for each of the three months ended March 31, 2008 and 2007, and forms the basis for the following discussion of our operating activities:

APP PHARMACEUTICALS, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended March 31,		Change Favorable (Unfavorable)
	2008	2007	$	%
Revenues
Critical Care	$91,182	$84,695	$6,487	8%
Anti-infective	42,960	39,780	3,180	8%
Oncology	11,021	11,277	(256)	-2%
Contract manufacturing	2,916	4,516	(1,600)	-35%

Total revenue	148,079	140,268	7,811	6%
Cost of sales	78,017	74,831	(3,186)	-4%

Gross profit	70,062	65,437	4,625	7%

Percent to total revenue	47.3%	46.7%
Research and development	12,330	9,964	(2,366)	-24%
Selling, general and administrative	21,020	22,061	1,041	5%
Amortization of merger related intangible assets	3,856	3,856	(0)	0%
Separation related costs	391	352	(39)	-11%

Total operating expenses	37,597	36,233	(1,364)	-4%

Percent to total revenue	25.4%	25.8%
Income from operations	32,465	29,204	3,261	11%

Percent to total revenue	21.9%	20.8%
Interest income and other	979	266	713	268%
Interest expense	(16,716)	(3,876)	(12,840)	331%

Income from continuing operations before income taxes	16,728	25,594	(8,866)	-35%
Income tax expense	7,571	11,977	4,406	37%

Net income from continuing operations	$9,157	$13,617	$(4,460)	-33%

Net loss from discontinued operations, net of taxes	—	(2,502)	2,502

Net income	$9,157	$11,115	$(1,958)	-18%

Basic income (loss) per common share:
Continuing operations	$0.06	$0.09
Discontinued operations	—	(0.02)

Net income per common share	$0.06	$0.07

Diluted income (loss), per common share:
Continuing operations	$0.06	$0.08
Discontinued operations	—	(0.01)

Net income per common share	$0.06	$0.07

Weighted-average common shares outstanding:
Basic	160,273	159,356
Diluted	161,222	160,356

Total Revenue

Total revenue for the three months ended March 31, 2008 increased $7.8 million, or 6%, to $148.1 million as compared to $140.3 for the same quarter in 2007. The 6% increase in total revenue for the three months ended March 31, 2008 over the prior year period was comprised of a 14.8% unit volume increase and a 9.3% decrease in unit prices.

Net revenues for our critical care products increased over the prior period by $6.5 million, or 8%, to $91.2 million for the three months ended March 31, 2008, due, in part, to increased heparin sales volume. Net revenue of anti-infective products for the three months ending March 31, 2008 increased by $3.2 million, or 8%, to $43.0 million from $39.8 million in the prior year period, due to higher volume as a result of market penetration. Net revenue of oncology products in the first quarter of 2008 decreased $0.3 million, or 2%, to $11.0 million primarily due to competitive pricing pressures. Contract manufacturing decreased in the first quarter of 2008 over the comparable period in the prior year by $1.6 million, to $2.9 million from $4.5 million for the same quarter in the prior year.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $70.1 million, or 47.3% of total revenue, as compared to $65.4 million, or 46.7% of total revenue, in the same quarter of 2007. The increase in gross profit as a percentage of total revenue was due to favorable product mix and manufacturing efficiencies generated by the higher volumes. The three-month periods ended March 31, 2008 and 2007 each included the recognition of $4.1 million non-cash charge relating to the amortization of intangible product rights associated with a product acquisition.

Research and Development

Research and development expense for the three months ended March 31, 2008 increased $2.4 million, or 24%, to $12.3 million as compared to the same quarter in 2007. The increase was due primarily to increased development activity associated with our strategic initiatives and costs associated with the continued transfer of products to our Puerto Rico facility.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2008 decreased $1.0 million to $21.0 million, or 14.2% of total revenue, from $22.1 million, or 15.7% of total revenue, for the same period in 2007. This decrease was due primarily to reductions in stock compensation costs and legal costs over the prior year.

Amortization, Merger and Separation Costs

The three months ended March 31, 2008 and 2007 included $3.9 million of merger related amortization, reflecting the merger between APP and ABI which occurred on April 18, 2006. The three months ended March 31, 2008 and 2007 also included $0.4 million in direct professional fees and transaction related costs relating to the separation of our proprietary business.

Interest Income and Other

Interest income and other consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency on intercompany trading accounts and other financing costs. Interest income and other was $1.0 million for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007.

Interest Expense

Interest expense increased to $16.7 million for the three months ended March 31, 2008, compared to $3.9 million for the three months ended March 31, 2007. The $12.8 million increase in interest expense was primarily due to the higher average debt levels associated with our $$998.8 million dollar credit facility.

Provision for Income Taxes

Our effective tax rate for the three month period ended March 31, 2008 was 45.3% as compared to 46.8% for the prior year comparable period.

Net Income

Net income for the three months ended March 31, 2008 was $9.2 million, $1.9 million below the $11.1 of net income for the same period in 2007. Results were directly impacted by higher interest expense associated with our new credit facility and higher debt levels.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as of the periods indicated as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Summary Financial Position:
Cash, cash equivalents	$60,837	$31,788

Working capital	$227,038	$216,727

Total assets	$1,087,100	$1,077,587

Total stockholders’ deficit	$(72,910)	$(79,771)

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$34,871	$(40,300)

Purchase of property, plant and equipment	$(3,301)	$(42,043)

Purchase of product license rights and other	$(500)	$(354)

Financing activities	$(1,025)	$72,565

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $34.9 million for the three months ended March 31, 2008 as compared to cash used by operations of $40.3 million for the three month period ending March 31, 2007. This $75.2 million change in cash provided by operating activities for the 2008 period was due primarily to the payment of 2006 federal income taxes in the first quarter of 2007, as well as the timing of collection of outstanding trade receivables in the first quarter of 2008.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights. Cash used in investing activities during the three months ended March 31, 2008 was $3.8 million. The three months ending March 31, 2007 includes $33.8 million relating to the acquisition of our manufacturing facility in Puerto Rico as well as approximately $8.2 million relating to the purchase of property, plant and equipment primarily as investment in our core manufacturing and development capabilities.

Financing Activities

Financing activities generally include borrowings under our credit facility, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash used in financing activities was $1.0 million for the three months ended March 31, 2008, versus cash provided by financing of $72.6 for the three months ended March 31, 2007, which reflected net borrowings on our line of credit of $68.0 million.

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

The term loan facilities mature on November 13, 2013, and the revolving credit facility matures on November 13, 2012. The Term Loan A facility amortizes based on the following schedule: 0% in 2008; 2.5% in 2009; 10% in 2010; 15% in 2011; 20% in 2012; and 52.5% in 2013. The Term Loan B facility amortizes 1% in each of the first five years, with a balloon payment due at maturity. Amounts drawn under the term loan facilities or revolving credit facility bear the following annual interest rates: for the Term Loan A facility and the revolving credit facility, a rate at either an adjusted LIBOR, plus a margin of 2.25%, or an alternate base rate plus a margin of 1.25%; and for the Term Loan B facility, a rate at either an adjusted LIBOR, plus a margin of 2.50%, or an alternate base rate plus a margin of 1.50%. The revolving credit facility includes a $40 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The interest rate margins are subject to step downs based on, among other things, our total leverage ratio.

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

The obligations of New APP LLC under the term loan facilities and revolving credit facility are unconditionally guaranteed on a senior secured basis by our company and each direct and indirect wholly-owned domestic restricted subsidiary of New APP LLC (each, a “Subsidiary Guarantor”). The obligations of P.R. Borrower are unconditionally guaranteed by our company, New APP LLC and each future wholly-owned subsidiary of P.R. Borrower (each, a “P.R. Subsidiary Guarantor”). The obligations and guarantees of the Borrowers are secured by a first-priority security interest in substantially all tangible and intangible assets (including a pledge of capital stock, limited to 65% for pledges of stock of foreign subsidiaries) of our company, New APP LLC and each Subsidiary Guarantor and, in the case of P.R. Borrower, such assets of P.R. Borrower and P.R. Subsidiary Guarantor.

On February 14, 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $990 million to pay interest at a fixed rate of 3.04% and to receive interest at variable rate of one-month LIBOR. The interest rate swaps expire in February 2009. The change in the fair value of the interest rate swap was accounted for under the guidance of SFAS 157 - “Fair Value Measurements”. Refer to Note 6 – Fair Value Measurements. As of March 31, 2008, $998.8 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 5.875%. There was no outstanding balance on the revolving credit facility. We were in compliance with all covenants as of March 31, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our unaudited condensed consolidated financial statements are discussed below. Actual results could vary from those estimates.

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

Sales Provisions

Our sales provisions totaled $263.2 million and $260.3 million for the period ended March 31, 2008 and 2007, respectively, and related reserves totaled $87.7 million and $125.1 million, at March 31, 2008 and December 31, 2007, respectively.

Chargebacks

Following industry practice, we typically sell our products to independent pharmaceutical wholesalers at wholesale list price. The wholesaler in turn sells our products to an end user, normally a hospital or alternative healthcare facility, at a lower contractual price previously established between us and the end user via a group purchasing organization, or GPO. GPO’s enter into collective purchasing contracts with pharmaceutical suppliers to secure more favorable product pricing on behalf of their end-user members.

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

Our net chargeback reserve totaled $65.4 million and $101.2 million at March 31, 2008 and December 31, 2007, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of product in the channel subject to future chargeback. The amount of product in the channel is comprised of physical inventory at the wholesaler and product that the wholesaler has yet to report as end user sales. We estimate yet to be reported end user sales based on a historical average number of days to process chargeback activities from the date of the end user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. A one percent decrease in our estimated end-user contract-selling prices would reduce total revenue for the quarter ended March 31, 2008 by $0.5 million and a one percent increase in wholesale units pending chargeback at March 31, 2008 would decrease total revenue for the three month period ending March 31, 2008 by $0.6 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $9.8 million and $10.1 million at March 31, 2008 and December 31, 2007, respectively. A one percent increase in the estimated rate of contractual allowances to total revenue at March 31, 2008 would decrease net revenues by $0.7 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $8.9 million and $8.8 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the three month period ending March 31, 2008 by $1.4 million.

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

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. In addition, for each of the three month periods ended March 31, 2008 and 2007, cost of sales included amortization of product rights purchased in June 2006 of $4.1 million.

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. Research and development costs also include costs associated with our Puerto Rico activities prior to commercial production.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, facilities, risk management and professional fees.

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123R, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted under our 2001 Stock Incentive Plan generally expire ten years from the grant date and vest ratably over a four year period while restricted stock units currently granted under that plan generally vest ratably over a four year period. Awards under the APP Pharmaceuticals, Inc. Restricted Stock Unit Plan (the “RSU Plan”) vested with respect to one half of the units on April 18, 2008 and will vest with respect to the remaining one half of the units on April 18, 2010. Excluding the effects of discontinued operations, pre-tax stock-based compensation costs for the three month period ended March 31, 2008 and 2007 were $3.0 million and $4.0 million, respectively.

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

Our effective tax rate for the three month period ended March 31, 2008 was 45.3% as compared to 46.8% for the prior year comparable period. Our effective rate is higher than our statutory rate due to losses incurred by our Puerto Rico entity, which cannot be deducted in computing of U.S. taxable income.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the second quarter of 2007, the Internal Revenue Service (IRS) concluded an examination of our U.S. income tax returns for tax years 2004 and 2005. This resulted in our paying approximately $0.5 million of assessed tax resulting from our method of inventory capitalization. This amount was fully reserved. In addition, we recently received a “no adjustment” closing letter from the IRS in regard to an audit for our former previous parent company (American BioScience, Inc.) related to a 2002 net operating loss carry back to consolidated tax years 1997, 1998, 1999, 2000 and 2001. The Illinois Department of Revenue has commenced an audit of the Combined Unitary Tax Returns for tax years 2003 through 2005. The previous Illinois audit for tax years 2000, 2001, and 2002 resulted in a refund of approximately $2.3 million. In addition, we have received notice of intent to examine income tax returns from California (tax years 2004-2006), Massachusetts (2005-2006) and North Carolina (2003-2006). The California and Massachusetts audits began in the fourth quarter of 2007, and the North Carolina audit began in the first quarter of 2008. There are no other open federal, state, or foreign government income tax audits at this time.

Acquisitions

Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in process research and development are expensed at the date of acquisition. When we acquire net assets that do not constitute a business under GAAP, no goodwill is recognized.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”. SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption by our Company is the first quarter of 2009. We are currently assessing the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

In January, 2008, the company adopted FASB Staff Position (FSP) FAS 157 which was issued in September, 2006. SFAS 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements and its adoption was determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. The company adopted the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which we entered into on February 14, 2008. Refer to Note 6 – Fair Value Measurements.

In January, 2008, the company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected was recognized in earnings at each subsequent reporting date. The new standard did not impact the company’s condensed consolidated financial statements, as the company did not elect the fair value option for any of the instruments existing as of the adoption date.

In December 2007, the FASB issued Statement No. 141(R), “Business Combination” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective with the first quarter of 2009. SFAS 141R and SFAS 160 could have a significant impact on our accounting for future business combinations and other business arrangements after the implementation of these statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred or capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We occasionally enter into agreements for research and development of goods and service. EITF 07-3 is not expected to have a material effect on our results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada and Puerto Rico; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, our Canadian subsidiary is presented in our financial statement in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the subsidiaries functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of March 31, 2008, there were no outstanding foreign currency hedge arrangements.

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

To minimize this risk, we maintain an investment portfolio of cash equivalents consisting of high credit quality securities, including commercial paper, government and non-government debt securities and money market funds. We do not use derivative financial instruments. The average maturity of the debt securities in which we invest has been less than 90 days and the maximum maturity has been three months.

Interest Rate Risk: We are also exposed to changes in interest rates on our borrowings. On November 13, 2007 we entered into a credit agreement composed of two term loan facilities: a Term Loan A facility for $500 million and a Term Loan B facility for $500 million. The Credit Agreement also provides for a revolving credit facility of $150 million. The Term Loan A facility and the revolving credit facility, bear a rate at either an adjusted LIBOR, plus a margin of 2.25%, or an alternate base rate plus a margin of 1.25%; while the Term Loan B facility bears a rate at either an adjusted LIBOR, plus a margin of 2.50%, or an alternate base rate plus a margin of 1.50%. The interest rate margins are subject to step downs based on, among other things, our total leverage ratio.

On February 14, 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $990 million to pay interest at a fixed rate of 3.04% and to receive interest at variable rate of one-month LIBOR. The interest rate swaps expire in February 2009. We formally designated these swaps as a hedge of our exposure to variability in future cash flows attributable to the LIBOR interest payments due on the credit facilities. Changes in fair values of the interest rate swaps are recorded in comprehensive income in our balance sheet each period. Because the terms of the swap and the LIBOR debt coincide (notional amount, interest rate reset dates, and underlying index), there are no other basis differences and the likelihood of swap counterparty default is not probable, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the LIBOR rate over the term of the swap agreements and there is no source of ineffectiveness. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. As of March 31, 2008, $998.8 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 5.875%. There was no outstanding balance on the revolving credit facility. If our interest rates were to increase 1%, our interest expense for the remainder of 2008 would increase $7.6 million based on our outstanding debt balances at March 31, 2008. We were in compliance with all covenants as of March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, management concluded that our disclosure controls and procedures were effective as of March 31, 2008.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our top ten products comprised approximately 61% of our total revenue for the three month period ended March 31, 2008. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

Our chairman and entities affiliated with him own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of March 31, 2008, our chairman and entities affiliated with him owned over 80% of our common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

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

In connection with our 2006 merger with ABI, we issued a significant number of shares of our common stock to a small number of former ABI shareholders. Although such shares are not immediately freely tradable, we have granted registration rights to the former ABI shareholders, including our chairman, to permit the resale of the shares of our common stock that they received in the merger. Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock.

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

Our chairman, Patrick Soon-Shiong, M.D., is also the chief executive officer and chairman of the board of directors of New Abraxis. Dr. Soon-Shiong also beneficially owns approximately 80% of the outstanding capital stock of New Abraxis. Accordingly, he may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business, on the one hand, and the business of New Abraxis, on the other hand.

We expect to resolve potential conflicts of interest on a case-by-case basis, in the manner required by applicable law and customary business practices. In connection with the separation, we entered into an agreement with New Abraxis under which we and New Abraxis acknowledged and agreed that Dr. Soon-Shiong will have no obligation to present to our company any business or corporate opportunity that may come to his attention other than certain business opportunities relating to the manufacture or sale of products that either were manufactured and sold by the hospital-based products business prior to the separation or were the subject of an ANDA filed prior to the separation. Resolutions of some potential conflicts of interest are subject to review and approval by the audit committee of our board of directors or approval by another independent committee of our board of directors. We still may be unable, however, to resolve some potential conflicts of interest with New Abraxis and Dr. Soon-Shiong and, even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

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

Actions taken by our chairman, his wife, or entities affiliated with him or one or more members of his family could adversely affect the tax-free nature of the distribution.

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

APP PHARMACEUTICALS, INC.

By:	/s/ Richard J. Tajak
Richard J. Tajak
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2008

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. (“ABI”) and, with respect to specified matters, certain ABI shareholders (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

2.2	Agreement and Plan of Reorganization, dated as of November 13, 2007, by and among the Registrant, Abraxis BioScience, Inc. and Abraxis BioScience, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

2.3	Separation and Distribution Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate of the Registrant (Incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

4.3	Registration Rights Agreement, dated April 18, 2006, by and among the Registrant and the ABI shareholders set forth therein (Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.1	Separation and Distribution Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.2	Tax Allocation Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.3	Transition Services Agreement between the Registrant and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.4	Employee Matters Agreement among the Registrant, APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

Exhibit Number	Description

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001)

10.11	1997 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.12	2001 Stock Incentive Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005)

10.13	2001 Employee Stock Purchase Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.14	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.15	Description of Non-Employee Director Cash Compensation Program (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.16	Amended and Restated 2001 Non-Employee Director Option Program (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.17	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer, Inc. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.18*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Amended to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.20*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca LP. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.21*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.22	Retention Agreement, dated as of November 20, 2006, between the Registrant and Thomas H. Silberg (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.23	Retention Agreement, dated as of November 20, 2006, between the Registrant and Frank Harmon (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.24	Credit Agreement, dated November 13, 2007, among the Registrant, APP Pharmaceuticals LLC, APP Pharmaceuticals Manufacturing LLC and the other parties thereto, including an amendment thereto (Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.25†	Employment Agreement between the Registrant and Richard Tajak

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Filed herewith.