Form 10-Q
period 2008-06-30
APP Pharmaceuticals, Inc.
filed 2008-08-04
CIK 1141399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☒

As of July 25, 2008, the registrant had 160,792,504 shares of $0.001 par value common stock outstanding.

APP Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APP Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
	(in thousands, except share data)
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$73,890	$31,788
Accounts receivable, net	73,387	85,209
Inventories	169,680	149,191
Prepaid expenses and other current assets	13,792	13,531
Current receivables from related parties	—	6,996
Income taxes receivable	1,471	—
Deferred income taxes	16,020	17,109

Total current assets	348,240	303,824
Property, plant and equipment, net	131,476	132,528
Intangible assets, net	447,949	463,154
Goodwill	160,239	160,239
Deferred financing costs and other non-current assets, net	17,159	17,842

Total assets	$1,105,063	$1,077,587

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$38,285	$36,502
Accrued liabilities	35,952	45,595
Current payables from related parties	1,024	—
Fair value of interest rate swap	2,084	—
Current portion of long-term debt	11,250	5,000

Total current liabilities	88,595	87,097

Long-term debt	986,250	995,000
Deferred income taxes, non-current	67,064	71,011
Other non-current liabilities	4,841	4,250

Total liabilities	1,146,750	1,157,358

Stockholders’ deficit:
Common stock - $0.001 par value; 350,000,000 shares authorized; 160,432,781 and 160,069,196 shares issued and outstanding in 2008 and 2007	160	160
Additional paid-in capital	(89,129)	(96,357)
Retained earnings	46,764	13,715
Accumulated other comprehensive income	518	2,711

Total stockholders’ deficit	(41,687)	(79,771)

Total liabilities and stockholders’ deficit	$1,105,063	$1,077,587

See accompanying notes to condensed consolidated financial statements

APP Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net revenue	$197,918	$159,327	$345,997	$299,595
Cost of sales	103,771	79,177	181,788	154,008

Gross profit	94,147	80,150	164,209	145,587
Operating expenses:
Research and development	13,833	12,678	26,163	22,642
Selling, general and administrative	21,173	22,678	42,193	44,739
Amortization of merger related intangibles	3,857	3,856	7,713	7,712
Separation related costs	1,212	352	1,603	704
Merger related costs	805	—	805	—

Total operating expenses	40,880	39,564	78,477	75,797

Income from operations	53,267	40,586	85,732	69,790

Interest income and other	514	663	1,493	929
Interest expense	(14,041)	(5,040)	(30,757)	(8,916)

Income from continuing operations before income taxes	39,740	36,209	56,468	61,803
Provision for income taxes from continuing operations	15,848	13,417	23,419	25,394

Income from continuing operations	23,892	22,792	33,049	36,409

Net income (loss) from discontinued operations, net of taxes	—	294	—	(2,208)

Net income	$23,892	$23,086	$33,049	$34,201

Basic net income (loss) per common share:
Continuing operations	$0.15	$0.14	$0.21	$0.23
Discontinued operations	—	—	—	(0.02)

Net income per basic common share	$0.15	$0.14	$0.21	$0.21

Diluted net income (loss) per common share:
Continuing operations	$0.15	$0.14	$0.20	$0.23
Discontinued operations	—	—	—	(0.02)

Net income per diluted common share	$0.15	$0.14	$0.20	$0.21

The composition of stock-based compensation included above is as follows:
Cost of sales	$196	$766	$961	$1,520
Research and development	65	138	350	292
Selling, general and administrative	1,237	2,543	3,202	5,667
Discontinued operations	—	3,904	—	9,592

	$1,498	$7,351	$4,513	$17,071

See notes to condensed consolidated financial statements.

APP Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	June 30, 2008	June 30, 2007
	(six months ended, in ‘000’s)
Cash flows from operating activities:
Net income from continuing operations	$33,049	$36,409
Net loss from discontinued operations, net of taxes	—	(2,208)

Net income	33,049	34,201

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,259	13,258
Amortization	1,213	394
Amortization of product rights	8,220	8,220
Amortization of merger related intangibles	7,713	27,018
Stock-based compensation	4,513	17,071
Loss on disposal of property, plant and equipment	35	418
Excess tax benefit from stock-based compensation	(493)	(518)
Stock option grants/forfeitures	(328)	—
Deferred income taxes	(2,055)	(4,580)
Equity in net income of Drug Source Company, LLC, net of dividends received	—	(1,908)

Changes in operating assets and liabilities:
Accounts receivable, net	11,822	(14,436)
Inventories	(20,489)	(13,327)
Prepaid expenses and other current assets	73	2,001
Receivables from related parties	8,020	—
Deferred revenue	—	(19,538)
Other non-current liabilities	313	(507)
Net income taxes payable/receivable	(1,471)	(70,110)
Accounts payable and accrued liabilities	(5,852)	14,235

Net cash provided by (used in) operating activities	53,542	(8,108)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,250)	(51,998)
Purchases of other non-current assets	(800)	(1,433)

Net cash used in investing activities	(9,050)	(53,431)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,312	1,637
Proceeds from issuance of senior secured credit agreement	—	246,000
Proceeds from the sale of stock under employee retirement and stock purchase plans	—	1,956
Notes payable	—	2,752
Excess tax benefit from stock-based compensation	493	518
Stock option grants/forfeitures	—	(1,823)
Repayment of borrowings on unsecured credit facility	(2,500)	(191,000)
Payment of deferred financing costs	(792)	(261)

Net cash (used in) provided by financing activities	(1,487)	59,779
Effect of exchange rates on cash	(903)	1,019

Net increase (decrease) in cash and cash equivalents	42,102	(741)
Cash and cash equivalents, beginning of period	31,788	39,297

Cash and cash equivalents, end of period	$73,890	$38,556

See notes to condensed consolidated financial statements

APP PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or for other future periods. The balance sheet information at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

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

For accounting purposes, historical operating results of the proprietary business are now presented as discontinued operations and, accordingly, our financial statements reflect this basis of accounting. Refer to Note 2—Discontinued Operations -Spin-off of New Abraxis, for further details.

On July 6, 2008, APP Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with Fresenius SE and certain of its direct and indirect subsidiaries pursuant to which, subject to the satisfaction or waiver of certain conditions, APP will become an indirect, wholly-owned subsidiary of Fresenius SE at closing. Refer to Note 13—Merger Agreement with Fresenius SE for further details.

Principles of Consolidation

The unaudited condensed consolidated financial statements include: (a) the assets, liabilities and results of operations of APP Pharmaceuticals, Inc. and our operating subsidiary APP Pharmaceuticals, LLC and its wholly owned subsidiaries, Pharmaceutical Partners of Canada, Inc. and APP Pharmaceuticals Manufacturing, LLC; for periods from and after the November 13, 2007 spin-off of New Abraxis; and (b) for periods prior to the spin-off, the historical operations of the proprietary business. The historical operating results of the proprietary business are now presented as discontinued operations. Refer to Note 2—Discontinued Operations—Spin-off of New Abraxis.

Prior to the separation, the consolidated assets and liabilities include the results of Old Abraxis and its then wholly owned subsidiaries, Pharmaceutical Partners of Canada, Inc., APP Pharmaceuticals Manufacturing, LLC, Pharmaceutical Partners Switzerland, GmbH, VivoRx AutoImmune, Inc., Chicago BioScience, LLC and Transplant Research Institute, as well as the majority-owned subsidiaries, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC, and investment in Drug Source Company, LLC, which was accounted for using the equity method.

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

Recent Accounting Pronouncements

In April 2008, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We currently are evaluating the impact that FAS No. 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”. SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption by our company is the first quarter of 2009. We are currently assessing the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

In January, 2008, we adopted FASB Staff Position (“FSP”) FAS 157 which was issued in September, 2006. FAS 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements and its adoption was determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. We adopted the fair value measurement guidance of SFAS No. 157 in the valuation of our interest rate swap, which we entered into on February 14, 2008. Refer to Note 6 – Fair Value Measurements.

In January, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected was recognized in earnings at each subsequent reporting date. The new standard did not impact our condensed consolidated financial statements, as we did not elect the fair value option for any of the instruments existing as of the adoption date.

In December 2007, the FASB issued Statement No. 141(R), “Business Combination” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective with the first quarter of 2009. Given our Agreement and Plan of Merger with Fresenius SE (Refer to Note 13—Merger with Fresenius, SE, for further details), SFAS 141R and SFAS 160 could have a significant impact on our accounting for future business combinations and other business arrangements after the implementation of these statements.

(2)	Discontinued Operations – Spin-off of New Abraxis

On November 13, 2007, Old Abraxis was separated into two independent publicly-traded companies: our company, APP Pharmaceuticals, Inc., which owns and operates the hospital-based business; and the other which owns and operates the proprietary business. We refer to the proprietary business following the separation as “New Abraxis,” which subsequently changed its name to Abraxis BioScience, Inc. We continue to operate the hospital-based business (which we refer to as “APP” or “New APP” following the separation) under the name APP Pharmaceuticals, Inc. For accounting purposes, the historical operating results of the proprietary business are presented as discontinued operations.

Summarized financial information for discontinued operations is as follows:

	For the periods ending June 30, 2007
	Three Months	Six Months
Net revenue	$83,217	$155,110
Loss before taxes	(3,861)	(12,143)
Income taxes	(4,155)	(9,935)
Net income (loss)	294	(2,208)

New APP and New Abraxis also entered into a series of agreements in connection with the separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax allocation agreement, a manufacturing agreement and various real estate leases. Refer to Note 7 – Related Party Transactions. Also, in connection with the separation, we incurred $1 billion of indebtedness and, in addition, entered into a $150 million revolving credit facility that is currently unused. Refer to Note 5 – Long Term Debt and Credit Facility. APP is solely responsible for servicing this debt.

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

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic and dilutive numerator:
Income from continuing operations	$23,892	$22,792	$33,049	$36,409
Income (loss) on discontinued operations	—	294	—	(2,208)

Net income	23,892	23,086	33,049	34,201

Denominator:
Weighted average common shares outstanding—basic	160,375	159,384	160,443	159,423

Net effect of dilutive securities:
Stock options and restricted stock awards	780	970	844	1,058

Weighted average common shares outstanding—diluted	161,155	160,354	161,287	160,481

Income from continuing operations per common share—basic	$0.15	$0.14	$0.21	$0.23

Loss from discontinued operations per common share—basic	—	—	—	(0.02)

Net income per common share—basic	$0.15	$0.14	$0.21	$0.21

Income from continuing operations per common share—diluted	$0.15	$0.14	$0.20	$0.23

Loss from discontinued operations per common share—diluted	—	—	—	(0.02)

Net income per common share—diluted	$0.15	$0.14	$0.20	$0.21

For the three and six months ended June 30, 2008 and 2007, employee stock options for which the exercise price exceeded the average market price of our common stock in the respective periods were excluded from the computation of diluted income per common share as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Number of shares excluded	1,828	2,260	2,006	2,234
Range of exercise prices per share	$16.72 - $27.01	$11.88 - $27.01	$16.72 - $27.01	$11.88 - $27.01

(4)	Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO method, as follows:

	For the Period Ending
	June 30, 2008			December 31, 2007
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$73,025	—	$73,025	$58,787	—	$58,787
Work in process	23,699	1,057	24,756	20,097	354	20,451
Raw materials	67,165	4,734	71,899	68,202	1,751	69,953

	$163,889	$5,791	$169,680	$147,086	$2,105	$149,191

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

At June 30, 2008 and December 31, 2007, inventory included $5.8 and $2.1 million respectively in cost relating to products pending FDA approval at our Melrose Park, Grand Island and Puerto Rico facilities.

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

Effective with the issuance of our 2008 annual financial statements, the Credit Agreement requires annual mandatory prepayment of our outstanding loans, subject to specified exceptions, equal to (i) 50% of excess cash flow (with step downs to 0% based on our total leverage ratio), (ii) 100% of the net proceeds of non-ordinary course asset sales and any insurance or condemnation proceeds (with step downs to 75% based on our total leverage ratio), and (iii) 100% of the proceeds of any indebtedness not otherwise permitted to be incurred or issued under the Credit Agreement, subject to our total leverage ratio. The required prepayment will be calculated at year end and is due five days after the issuance of our 2008 annual financial statements.

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

On February 14, 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $990 million to pay interest at a fixed rate of 3.04% and to receive interest at variable rate of one-month LIBOR. The interest rate swaps expire in February 2009. The change in the fair value of the interest rate swap on long-term debt was accounted for under the guidance of SFAS 157—“Fair Value Measurements”. Refer to Note 6 – Fair Value Measurements. As of June 30, 2008, $997.5 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 5.437%. There was no outstanding balance on the revolving credit facility at June 30, 2008 and we were in compliance with all covenants.

Amounts owing under the credit agreement will become due and payable and the interest rate swap agreements will terminate upon the closing of the pending transaction with Fresenius SE. The termination of these swap agreements may result in a cash payment from or a cash receipt to New APP LLC, depending on the fair value of the interest rate swaps which will be based on the interest rates at the time the swap contracts are terminated. There are no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

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

In establishing a fair value, FAS 157 sets a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of the fair value measurement is categorized in three levels, in order of priority, as described below:

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

Assets and liabilities recorded at fair value are valued using quoted market prices, or under a market approach, using other relevant information generated by market transactions involving identical or comparable instruments:

		Basis of Fair Value Measurement (in ‘000’s)
	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair value of interest rate swaps	$2,084	—	$2,084	—

Total Liabilities:	$2,084	$—	$2,084	$—

We adopted the fair value measurement guidance of SFAS No. 157 in the valuation of our interest rate swap, which we entered into on February 14, 2008. Refer to Note 5 – Long Term Debt and Credit Facility. The change in the fair value of our interest rate swap was recorded as a short term liability, with the corresponding offset to other comprehensive income. Refer to Note 10—Other Comprehensive Income.

(7)	Related Party Transactions

Related party transactions were a net payable of $1.0 million as of June 30, 2008, versus a net receivables from related parties of $7.00 million at December 31, 2007. Net receivables and payables to related parties for both periods pertain to New Abraxis, who we spun-off on November 13, 2007. See below for a detailed discussion of these transactions.

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

	For the periods ending June 30, 2008
	Three Month	Six Month
	(Inc (exp), in ‘000’s))
Net transition service expense	$360	$87
Facility management fees	750	1,500
Net rental expense	(637)	(1,274)
Margins on the manufacture and distribution of Abraxane®	558	933

(8)	Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Sales and marketing	$14,195	$13,814
Payroll and employee benefits	9,759	12,357
Legal and insurance	5,623	10,213
Accrued separation costs	465	1,993
Accrued interest	2,274	4,024
Other	3,636	3,194

	$35,952	$45,595

(9)	Income Taxes

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

Our effective tax rate for the three and six months ended June 30, 2008 was 39.9%, and 41.5%, respectively, as compared to 37.1% and 41.1% for the three and six month prior year comparable periods, respectively. Our effective rate is higher than our statutory rate due to losses incurred by our Puerto Rico entity, which cannot be deducted in computing our U.S. taxable income.

We and our subsidiaries file income tax returns in the US Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. We are currently under state income tax examinations in California, Illinois, Massachusetts and North Carolina for various tax years. Although not currently under examination or audit, our US federal income tax returns for calendar years 2006 and 2007, our Canadian income tax returns for the 2005 through 2007 tax years, our Puerto Rican income tax returns for the 2006 and 2007 tax years and our state income tax returns for the 2003 through 2007 tax years remain open for possible examination by the appropriate governmental agencies. There are no other open federal, state, or foreign government income tax audits at this time.

(10)	Comprehensive Income

Elements of comprehensive income, net of income taxes, were as follows:

	Three Months Ended June 30,		Six Months Ended June, 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Foreign currency translation adjustments	$91	$1,042	$(913)	$1,085
Change in fair value of interest rate swaps	3,161	—	(1,280)	—
Unrealized gain on marketable equity securities	—	(351)	—	148

Other comprehensive gain (loss)	3,252	691	(2,193)	1,233
Net income	23,892	23,086	33,049	34,201

Comprehensive income	$27,144	$23,777	$30,856	$35,434

At June 30, 2008 and 2007, we had cumulative foreign currency translation gain adjustments of $1.8 million and $1.8 million, respectively. At June 30, 2008, we recognized a change in fair value of our interest rate swap of $3.2 million, adjusting our cumulative unrecognized loss on the interest rate swap to $1.3 million. There was no interest rate swap in effect during 2007.

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

(12)	Total Revenue By Product Line

Total revenues by product line were as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Critical care	$113,532	$89,579	$204,714	$174,274
Anti-infective	59,296	50,749	102,256	90,529
Oncology	21,726	14,577	32,747	25,854
Contract manufacturing and other	3,364	4,422	6,280	8,938

Total revenue	$197,918	$159,327	$345,997	$299,595

(13)	Subsequent Event

Merger Agreement with Fresenius SE

On July 6, 2008, APP Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with Fresenius SE and certain of its direct and indirect subsidiaries pursuant to which, subject to the satisfaction or waiver of certain conditions, APP will become an indirect, wholly-owned subsidiary of Fresenius SE.

Under the terms of the agreement, Fresenius will acquire the outstanding common stock of APP for $23.00 per share in cash, without interest, plus one contingent value right (“CVR”) issued by Fresenius Kabi Pharmaceuticals Holding Inc., the subsidiary of Fresenius SE that will own APP (“FK Holdings”). Each CVR will entitle its holder to receive a cash payment, without interest, of up to $6.00 to the extent that the adjusted EBIDTA of APP and FK Holdings over the three years ending December 31, 2010 exceeds a specified threshold level. Additionally, Fresenius will also assume and pay off all of APP’s outstanding debt.

The transaction is subject to certain closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other customary closing conditions. The controlling stockholders of APP have executed a written consent providing the requisite stockholder approval for the merger. Accordingly, no further action or approval of the APP stockholders is required to consummate the merger. In connection with the proposed transaction, FK Holdings will file a registration statement with the SEC, which will include an information statement describing the merger and related transactions that will be mailed to APP stockholders.

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

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	risks inherent in divestitures and spin-offs, including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact of recent legislative changes to the governmental reimbursement system; and

•	The impact of any product liability, or other litigation to which the company is, or may become a party.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Item 1A: Risk Factors” of Part II of this Form 10-Q and “Item 1A: Risk Factors” of our Form 10-K for the period ended December 31, 2007 and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

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

New APP and New Abraxis have entered into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax allocation agreement, a manufacturing agreement and various real estate leases. Also, in connection with the separation, we incurred $1 billion of indebtedness and, in addition, entered into a $150 million revolving credit facility that is currently unused. Approximately $276 million of the proceeds of this indebtedness was used to repay in full our prior revolving credit facility; approximately $12 million was used to pay fees and expenses related to the debt financing; and $700 million was contributed to New Abraxis. New APP is solely responsible for servicing the debt following the transactions. Refer to Note 2—Discontinued Operations—Spin-off of New Abraxis.

Recent Developments

Merger Agreement with Fresenius SE

On July 6, 2008, APP Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with Fresenius SE and certain of its direct and indirect wholly-owned subsidiaries pursuant to which, subject to the satisfaction or waiver of certain conditions, APP will become an indirect, wholly-owned subsidiary of Fresenius SE. Refer to Note 13—Merger with Fresenius, SE for further details.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for each of the three months ended June 30, 2008 and 2007, and forms the basis for the following discussion of our operating activities:

APP PHARMACEUTICALS, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Change Favorable (Unfavorable)
	2008	2007	$	%
Revenues
Critical care	$113,532	$89,579	$23,953	27%
Anti-infective	59,296	50,749	8,547	17%
Oncology	21,726	14,577	7,149	49%
Contract manufacturing and other	3,364	4,422	(1,058)	(24)%

Total revenue	197,918	159,327	38,591	24%
Cost of sales	103,771	79,177	(24,594)	(31)%

Gross profit	94,147	80,150	13,997	17%

Percent to total revenue	47.6%	50.3%

Research and development	13,833	12,678	(1,155)	(9)%
Selling, general and administrative	21,173	22,678	1,505	7%
Amortization of merger related intangible assets	3,857	3,856	(1)	0%
Separation costs	1,212	352	(860)	(244)%
Merger related costs	805	—	(805)

Total operating expenses	40,880	39,564	(1,316)	(3)%

Percent to total revenue	20.7%	24.8%

Income from operations	53,267	40,586	12,681	31%

Percent to total revenue	26.9%	25.5%

Interest income and other	514	663	(149)	(22)%
Interest expense	(14,041)	(5,040)	(9,001)	179%

Income from continuing operations before income taxes	39,740	36,209	3,531	10%
Income tax expense	15,848	13,417	(2,431)	(18)%

Net income from continuing operations	$23,892	$22,792	$1,100	5%

Net loss from discontinued operations, net of taxes	—	294	(294)

Net income	$23,892	$23,086	$806	3%

Basic and diluted income per common share:
Continuing operations	$0.15	$0.14
Discontinued operations	—	—

Net income per common share	$0.15	$0.14

Weighted-average common shares outstanding:
Basic	160,375	159,384
Diluted	161,155	160,354

Total Revenue

Total revenue for the three months ended June 30, 2008 increased $38.6 million, or 24%, to $197.9 million as compared to $159.3 million for the same quarter in 2007. The 24% increase in total revenue for the three months ended June 30, 2008 over the prior year period was comprised of a 30% unit volume increase and a 6% decrease in unit prices.

Net revenues for our critical care products for the three months ended June 30, 2008 increased to $113.5 million, an increase of $24.0 million, or 27%, over the prior year period, driven by increased heparin sales volume. Net revenue of anti-infective products for the three months ended June 30, 2008 increased by $8.6 million, or 17%, to $59.3 million from $50.7 million in the prior year period, due to higher volume as a result of market penetration. Net revenue of oncology products for the three months ended June 30, 2008 increased $7.1 million, or 49%, to $21.7 million from $14.6 million in the prior year, primarily due to new product launches during the current year. Contract manufacturing decreased in the second quarter of 2008 over the comparable period in the prior year by $1.0 million to $3.4 million from $4.4 million for the same quarter in the prior year.

Gross Profit

Gross profit for the three months ended June 30, 2008 was $94.1 million, or 47.6% of total revenue, as compared to $80.2 million, or 50.3% of total revenue, in the same quarter of 2007. The decrease in the overall gross profit percentage was primarily due to product mix, incremental costs associated with heparin and increasing freight costs due to fuel costs. The three-month periods ended June 30, 2008 and 2007 each included the recognition of $4.1 million non-cash charge relating to the amortization of intangible product rights associated with a product acquisition.

Research and Development

Research and development expense for the three months ended June 30, 2008 increased $1.1 million, or 9%, to $13.8 million versus $12.7 for the same quarter in 2007. The increase was due primarily to increased development activity associated with our strategic initiatives and costs associated with the continued transfer of products to our Puerto Rico facility.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2008 decreased $1.5 million to $21.2 million, or 10.7% of total revenue, from $22.7 million, or 14.2% of total revenue, for the same period in 2007. This decrease was due primarily to reductions in stock compensation costs and professional fees versus the prior year period.

Amortization, Separation and Merger Costs

The three months ended June 30, 2008 and 2007 included $3.9 million of merger related amortization, reflecting the merger between APP and ABI which occurred in April 2006. The three months ended June 30, 2008 and 2007 also included $1.2 million and $0.4 million, respectively, of direct professional fees and transaction related costs relating to the separation of our proprietary business. Additional costs of $0.8 million of direct professional fees were incurred during the three months ended June 30, 2008, related to the pending transaction with Fresenius SE.

Interest Income and Other

Interest income and other consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency on intercompany trading accounts and other financing costs. Interest income and other was $0.5 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively.

Interest Expense

Interest expense increased to $14.0 million for the three months ended June 30, 2008, compared to $5.0 million for the three months ended June 30, 2007. The $9.0 million increase in interest expense was primarily due to the higher average debt levels associated with our $1.0 billion credit facility.

Provision for Income Taxes

Our effective tax rate for the three month period ended June 30, 2008 was 39.9% as compared to 37.1% for the prior year comparable period.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for each of the six months ended June 30, 2008 and 2007, and forms the basis for the following discussion of our operating activities:

CONSOLIDATED RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Six months ended June 30		Change Favorable (Unfavorable)
	2008	2007	$	%
Revenues
Critical care	$204,714	$174,274	$30,440	17%
Anti-infective	102,256	90,529	11,727	13%
Oncology	32,747	25,854	6,893	27%
Contract manufacturing and other	6,280	8,938	(2,658)	(30)%

Total revenue	345,997	299,595	46,402	15%
Cost of sales	181,788	154,008	(27,780)	(18)%

Gross profit	164,209	145,587	18,622	13%

Percent to total revenue	47.5%	48.6%

Research and development	26,163	22,642	(3,521)	(16)%
Selling, general and administrative	42,193	44,739	2,546	6%
Amortization of merger related intangibles	7,713	7,712	(1)	0%
Separation costs	1,603	704	(899)	(128)%
Merger related costs	805	—	(805)

Total operating expenses	78,477	75,797	(2,680)	(4)%

Percent to total revenue	22.7%	25.3%
Income from operations	85,732	69,790	15,942	23%
Percent to total revenue	24.8%	23.3%

Interest income	1,493	929	564	61%
Interest expense and other	(30,757)	(8,916)	(21,841)	(245)%

Income from continuing operations before income taxes	56,468	61,803	(5,335)	(9)%

Income tax expense from continuing operations	23,419	25,394	1,975	(8)%

Net income from continuing operations	$33,049	$36,409	$(3,360)	(9)%

Net loss from discontinued operations, net of taxes	—	(2,208)	2,208	(100)%

Net income	$33,049	$34,201	$(1,152)	(3)%

Basic income (loss) per common share:
Continuing operations	$0.21	$0.23
Discontinued operations	—	$(0.02)

Net income per common share	$0.21	$0.21

Diluted income (loss), per common share:
Continuing operations	$0.20	$0.23
Discontinued operations	—	(0.02)

Net income per common share	$0.20	$0.21

Weighted-average common shares outstanding:
Basic	160,443	159,423
Diluted	161,287	160,481

Total Revenue

Total revenue for the six months ended June 30, 2008 increased $46.4 million, or 15%, to $346.0 million as compared to $299.6 for the same period in 2007. The 15% increase in total revenue for the six months ended June 30, 2008 over the prior year period was comprised of a 17% unit volume increase and a 2% decrease in unit prices.

Net revenues for our critical care products for the six months ended June 30, 2008 increased by $30.4 million, or 17%, to $204.7 million from $174.3 million for the prior year due, primarily to higher sales volume of heparin. Net revenue of anti-infective products for the six months ending June 30, 2008 increased by $11.7 million, or 13%, to $102.2 million from $90.5 million in the prior year period, due to higher volume as a result of market penetration. Net revenue for oncology products for the six months ended June 30, 2008 increased by $6.9 million, or 27%, to $32.7 million primarily due to new product launches in 2008. Contract manufacturing for the six months ended June 30, 2008 decreased by $2.6 million to $6.3 million from $8.9 million for the same period in the prior year.

Gross Profit

Gross profit for the six months ended June 30, 2008 was $164.2 million, or 47.5% of total revenue, as compared to $145.6 million, or 48.6% of total revenue, in the same period of 2007. The decrease in gross profit percentage versus the prior year is due to incremental costs associated with heparin and increasing freight costs which were partially offset by manufacturing efficiencies generated by the higher volumes. The six-month periods ended June 30, 2008 and 2007 each included the recognition of a $8.2 million non-cash charge relating to the amortization of intangible product rights associated with a product acquisition.

Research and Development

Research and development expense for the six months ended June 31, 2008 increased $3.5 million, or 16%, to $26.2 million as compared to the same quarter in 2007. The increase was due primarily to increased development activity associated with our strategic initiatives and costs associated with the continued transfer of products to our Puerto Rico facility.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2008 decreased $2.5 million to $42.2 million, or 12.2% of total revenue, from $44.7 million, or 14.9% of total revenue, for the same period in 2007. This decrease was due primarily to lower stock compensation costs and legal costs over the prior year.

Amortization, Separation and Merger Costs

The six months ended June 30, 2008 and 2007 included $7.7 million of merger related amortization, reflecting the merger between APP and ABI which occurred on April, 2006. The six months ended June 30, 2008 and 2007 also included $1.6 million and $0.7 million, respectively in direct professional fees and transaction related costs relating to the separation of our proprietary business. Additional costs of $0.8 million of direct professional fees were incurred during the six months ended June 30, 2008, related to the pending transaction with Fresenius SE.

Interest Income and Other

Interest income and other consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency on intercompany trading accounts and other financing costs. Interest income and other was $1.5 million for the six months ended June 30, 2008 and $1.0 million for the six months ended June 30, 2007.

Interest Expense

Interest expense increased to $30.7 million in the six months ended June 30, 2008, compared to $8.9 million for the same period in 2007. The $21.8 million increase in interest expense was primarily due to the higher average debt levels associated with our $1.0 billion credit facility.

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2008 was 41.5% as compared to 41.1% for the prior year comparable period. Our effective rate is higher than our statutory rate due to losses incurred by our Puerto Rico entity, which cannot be deducted in computing of U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as of the periods indicated as follows:

Liquidity and Capital Resources

	June 30, 2008	December 31, 2007
	(unaudited, in thousands)
Summary Financial Position:
Cash and cash equivalents	$73,890	$31,788

Working capital	$259,645	$216,727

Total assets	$1,105,063	$1,077,587

Total stockholders’ deficit	$(41,687)	$(79,771)

	For the Six Months Ended June 30,
	2008	2007
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$53,542	$(8,108)

Purchase of property, plant and equipment	$(8,250)	$(51,998)

Purchase of product license rights and other	$(800)	$(1,433)

Financing activities	$(1,487)	$59,779

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $53.5 million for the six months ended June 30, 2008 as compared to cash used by operations of $8.1 million for the six months ended June 30, 2007. This $61.6 million increase in cash provided by operating activities for the 2008 period was due primarily to the payment of 2006 federal income taxes in the first quarter of 2007, as well as the timing of collection of outstanding trade receivables in 2008.

Investing Activities

Our investing activities include capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various product or intellectual property rights. Cash used in investing activities during the six months ended June 30, 2008 was $9.1 million. The six months ended June 30, 2007 includes $32.5 million relating to the acquisition of our manufacturing facility in Puerto Rico and $14.4 million relating to the purchase of property, plant and equipment in Phoenix, Arizona which was subsequently included in the assets transferred to New Abraxis in the November, 2007 separation.

Financing Activities

Financing activities generally include borrowings under our credit facility, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash used in financing activities was $1.5 million for the six months ended June 30, 2008, versus cash provided by financing of $59.8 for the six months ended June 30, 2007, which reflected net borrowings on our line of credit of $55.0 million.

Sources of Financing and Capital Requirements

Our primary source of liquidity, as well our primary source of funding for our research and development activities, is through cash flow generated from our operations.

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

Effective with the issuance of our 2008 annual financial statements, the Credit Agreement requires annual mandatory prepayment of our outstanding loans, subject to specified exceptions, equal to (i) 50% of excess cash flow (with step downs to 0% based on our total leverage ratio), (ii) 100% of the net proceeds of non-ordinary course asset sales and any insurance or condemnation proceeds (with step downs to 75% based on our total leverage ratio), and (iii) 100% of the proceeds of any indebtedness not otherwise permitted to be incurred or issued under the Credit Agreement, subject to our total leverage ratio. The required prepayment will be calculated at year end and is due five days after the issuance of our 2008 annual financial statements.

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

On February 14, 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $990 million to pay interest at a fixed rate of 3.04% and to receive interest at variable rate of one-month LIBOR. The interest rate swaps expire in February 2009. The change in the fair value of the interest rate swap on long-term debt was accounted for under the guidance of SFAS 157—“Fair Value Measurements”. Refer to Note 6 – Fair Value Measurements. As of June 30, 2008, $997.5 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 5.437%. There was no outstanding balance on the revolving credit facility at June 30, 2008 and we were in compliance with all covenants.

Amounts owing under the Credit Agreement will become due and payable upon the closing of the merger with Fresenius SE. The termination of these swap agreements may result in a cash payment from or a cash receipt to New APP LLC, depending on the fair value of the interest rate swaps which will be based on the interest rates at the time the swap contracts are terminated. There are no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

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

Sales Provisions

Our sales provisions totaled $571.5 million and $520.7 million for the six months ended June 30, 2008 and 2007, respectively, and related reserves totaled $117.8 million and $125.1 million, at June 30, 2008 and December 31, 2007, respectively.

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

Our net chargeback reserve totaled $93.5 million and $101.2 million at June 30, 2008 and December 31, 2007, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data and management estimates in order to estimate the amount of product in the channel subject to future chargeback. The amount of product in the channel is comprised of physical inventory at the wholesaler and product that the wholesaler has yet to report as end user sales. We estimate yet to be reported end user sales based on a historical average number of days to process chargeback activities from the date of the end user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. A one percent decrease in our estimated end-user contract-selling prices would reduce total revenue for the six months ended June 30, 2008 by $0.5 million and a one percent increase in wholesale units pending chargeback at June 30, 2008 would decrease total revenue for the six months ended June 30, 2008 by $0.7 million.

Contractual Allowances, Returns and Credits, Cash discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $11.4 million and $10.1 million at June 30, 2008 and December 31, 2007, respectively. A one percent increase in the estimated rate of contractual allowances to total revenue at June 30, 2008 would decrease net revenues by $0.6 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $6.2 million and $8.8 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the six month period ending June 30, 2008, by $1.4 million.

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

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties. In addition, for each of the six month periods ended June 30, 2008 and 2007, cost of sales included amortization of product rights purchased in June 2006 of $8.2 million.

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

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123R, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted under our 2001 Stock Incentive Plan generally expire ten years from the grant date and vest ratably over a four year period while restricted stock units currently granted under that plan generally vest ratably over a four year period. Awards under the APP Pharmaceuticals, Inc. Restricted Stock Unit Plan (the “RSU Plan”) vested with respect to one half of the units on April 18, 2008 and will vest with respect to the remaining one half of the units on April 18, 2010. Excluding the effects of discontinued operations, pre-tax stock-based compensation costs for the six months ended June, 2008 and 2007 were $4.5 million and $7.5 million, respectively.

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

The vesting of all stock options and restricted stock units will accelerate and be cancelled in connection with the closing of the pending transaction with Fresenius SE, and the holders thereof will receive a portion of the merger consideration in exchange thereof in accordance with the terms of the merger agreement.

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

As of December 31, 2007 and June 30, 2008 respectively, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $3.0 million. This entire amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the six month period ended June 30, 2008, $0.3 million of such interest was accrued.

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

Our effective tax rate for the six month period ended June 30, 2008 was 41.5% as compared to 41.1% for the prior year comparable period. Our effective rate is higher than our statutory rate due to losses incurred by our Puerto Rico entity, which cannot be deducted in computing of U.S. taxable income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”

and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 142-3 will have on its financial statements.

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

In January, 2008,we adopted FASB Staff Position (FSP) FAS 157 which was issued in September, 2006. SFAS 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements and our adoption was determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. We adopted the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which we entered into on February 14, 2008. Refer to Note 6 – Fair Value Measurements.

In January, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected was recognized in earnings at each subsequent reporting date. The new standard did not impact our condensed consolidated financial statements, as we did not elect the fair value option for any of the instruments existing as of the adoption date.

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of June 30, 2008, there were no outstanding foreign currency hedge arrangements.

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

On February 14, 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $990 million to pay interest at a fixed rate of 3.04% and to receive interest at variable rate of one-month LIBOR. The interest rate swaps expire in February 2009. We formally designated these swaps as a hedge of our exposure to variability in future cash flows attributable to the LIBOR interest payments due on the credit facilities. Changes in fair values of the interest rate swaps are recorded in comprehensive income and in our balance sheet each period. Because the terms of the swap and the LIBOR debt coincide (notional amount, interest rate reset dates, and underlying index), there are no other basis differences and the likelihood of swap counterparty default is not probable, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the LIBOR rate over the term of the swap agreements and there is no source of ineffectiveness. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the swap and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. As of June 30, 2008, $997.5 million was outstanding on our credit facility bearing interest at a weighted average interest rate of 5.437%. There was no outstanding balance on the revolving credit facility. If our interest rates were to increase 1%, our interest expense for the remainder of 2008 would increase $5.1 million based on our outstanding debt balances at June 30, 2008. We were in compliance with all covenants as of June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, management concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as develop new products in a timely and cost-effective manner. We currently have over 25 ANDAs pending with the FDA and approximately 65 product candidates under development. Successful development and commercialization of our product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

Our top ten products comprised approximately 57% of our total revenue for the six months ended June 30, 2008. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

As of June 30, 2008, our chairman and entities affiliated with him owned over 80% of our common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

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

We are leveraged as a result of the separation of New Abraxis. We have incurred $1 billion of indebtedness and have an additional $150 million available under a revolving credit facility that is currently unused. $700 million of the proceeds of the indebtedness was contributed to New Abraxis in connection with the separation. Such indebtedness, coupled with the restrictions on our ability to issue equity securities due to the separation without jeopardizing the intended tax consequences of the separation, could have adverse consequences for our business, financial condition and results of operations, such as:

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

Under the terms of the tax allocation agreement, New Abraxis agreed to indemnify us against all tax liabilities to the extent they relate to the proprietary products business, and we agreed to indemnify New Abraxis against all tax liabilities to the extent they relate to the hospital-based products business. The tax allocation agreement also generally allocates between us and New Abraxis any liability for taxes that may arise in connection with the distribution. Pursuant to the tax allocation agreement and the merger agreement governing our proposed acquisition by Fresenius SE, the acquisition is conditioned upon our receipt of a tax opinion, in form and substance reasonably acceptable to New Abraxis, that the acquisition should not affect the qualification of the distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code and the nonrecognition of gain to us in the distribution. Under the terms of the tax allocation agreement, New Abraxis is generally liable for, and is required to indemnify us against, any tax liability arising as a result of the distribution failing to qualify for tax-free treatment unless, notwithstanding such tax opinion, such tax liability is imposed as a result of our acquisition by Fresenius or certain other specified acts of ours.

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

Risks Relating to the Proposed Acquisition of Our Company by Fresenius SE

We cannot assure you that the proposed acquisition of our company by Fresenius SE will be consummated.

Consummation of the proposed acquisition of our company by Fresenius SE is subject to the satisfaction of various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions described in the merger agreement. We cannot guarantee that these closing conditions will be satisfied or that the proposed acquisition will be successfully completed. In the event that the proposed acquisition is not completed:

•	management’s and our employees’ attention from our day-to-day business may be diverted because matters related to the proposed acquisition require substantial commitments of time and resources;

•	we may lose key employees as the result of the announcement or completion of the proposed acquisition;

•	our relationships with customers, suppliers and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	we must pay costs and expenses related to the proposed acquisition, such as legal and accounting fees, whether or not the proposed merger is completed;

•	under certain circumstances, we may be required to pay a termination (break-up) fee of up to $140 million if the proposed acquisition is not completed; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed acquisition will be completed.

Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

The proposed acquisition may impair our ability to attract or retain officers or key employees and may adversely affect our relationships with key customers and suppliers.

The announcement and completion of the proposed acquisition may have a negative impact on our ability to attract and retain officers and other key employees and may adversely affect our relationships with key customers and suppliers. These events could have a material negative impact on our results of operations and financial condition.

The proposed acquisition may impair our ability to attract or retain officers or key employees and may adversely affect our relationships with key customers and suppliers.

The announcement and completion of the proposed acquisition may have a negative impact on our ability to attract and retain officers and other key employees and may adversely affect our relationships with key customers and suppliers. These events could have a material negative impact on our results of operations and financial condition.

As a result of the proposed acquisition, we will have substantially more debt.

We will have substantial indebtedness if the proposed acquisition is consummated. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations to meet our anticipated debt service obligations. Our level of indebtedness will have important consequences, including limiting our ability to invest operating cash flow to expand our businesses or execute our strategies, to capitalize on business opportunities and to react to competitive pressures, because we will need to dedicate a substantial portion of these cash flows to service our debt. In addition, we could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the debt restrictions expected to be included in the debt instruments executed in connection with the consummation of the proposed acquisition.

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
Richard J. Tajak
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2008

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 27, 2005, by and among American Pharmaceutical Partners, Inc., American BioScience, Inc. (“ABI”) and, with respect to specified matters, certain ABI shareholders (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

2.2	Agreement and Plan of Reorganization, dated as of November 13, 2007, by and among the Registrant, Abraxis BioScience, Inc. and Abraxis BioScience, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

2.3	Separation and Distribution Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

2.4	Agreement and Plan of Merger, dated July 6, 2008 among the Registrant, Fresenius SE, Fresnius Kabi Pharmaceuticals Holding LLC, and Fresenius Kabi Pharmaceuticals LLC (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate of the Registrant (Incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

4.3	Registration Rights Agreement, dated April 18, 2006, by and among the Registrant and the ABI shareholders set forth therein (Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.1	Separation and Distribution Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.2	Tax Allocation Agreement among the Registrant, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.3	Transition Services Agreement between the Registrant and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.4	Employee Matters Agreement among the Registrant, APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

Exhibit Number	Description
10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Incorporated by reference to Registrant’s Registration Statement filed on Form S-1/A, file number 333-70900, filed with the Securities and Exchange Commission on November 20, 2001)

10.11	1997 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.12	2001 Stock Incentive Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 29, 2005)

10.13	2001 Employee Stock Purchase Plan, including forms of agreements thereunder (Incorporated by reference to the Registrant’s Registration Statement filed on Form S-1, file number 333-70900, filed with the Securities and Exchange Commission on October 3, 2001)

10.14	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and the Registrant for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.15	Description of Non-Employee Director Cash Compensation Program (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.16	Amended and Restated 2001 Non-Employee Director Option Program (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005)

10.17	Purchase and Sale Agreement, dated April 24, 2006, between the Registrant and Pfizer, Inc. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.18*	Asset Purchase Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Amended to the Asset Purchase Agreement, dated June 28, 2006, between the Registrant and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.20*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca LP. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.21*	Manufacturing and Supply Agreement, dated June 28, 2006, between the Registrant and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.22	Retention Agreement, dated as of November 20, 2006, between the Registrant and Thomas H. Silberg (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.23	Retention Agreement, dated as of November 20, 2006, between the Registrant and Frank Harmon (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.24	Credit Agreement, dated November 13, 2007, among the Registrant, APP Pharmaceuticals LLC, APP Pharmaceuticals Manufacturing LLC and the other parties thereto, including an amendment thereto (Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.25	Employment Agreement between the Registrant and Richard Tajak (Incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.